Form 10-Q
period 1996-03-31
PATINA OIL & GAS CORP
filed 1996-05-16
CIK 1006264

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1996

                                       OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                    For the transition period from      to
                                                  ------  -------
            ---------------------------------------------------------

                         Commission file number 1-14344

                          PATINA OIL & GAS CORPORATION
 -------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              Delaware                                          75-2629477
- -----------------------------------                         --------------------
   (State or other jurisdiction of                           (I.R.S. Employer
   incorporation or organization)                           Identification No.)

        1625 Broadway, Denver, Colorado                            80202
- --------------------------------------------                     --------
     (Address of principal executive offices)                    (Zip Code)

(Registrant's telephone number, including area code)     (303)592-4600
                                                      -------------------

              (Former name, former address and former fiscal year,
                         if changed ince last report.)
- --------------------------------------------------------------------------------
         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes    No X.
                                             ---   ---

           18,000,000 Common Shares were outstanding as of May 14, 1996 2,000,000 Series A Common Shares were outstanding as of May 14, 1996

PART I.  FINANCIAL INFORMATION



         The financial statements included herein have been prepared in conformity with generally accepted accounting principles. The statements are unaudited, but reflect all adjustments which, in the opinion of management, are necessary to fairly present the Company's financial position and the results of operations.

         The Company was formed in January 1996 as a wholly-owned subsidiary of Snyder Oil Corporation ("SOCO"). The Company was formed for the purpose of consolidating SOCO's operations in the Wattenberg Field (the "Wattenberg operations"). Such operations had historically been conducted through SOCO or through another wholly-owned subsidiary, SOCO Wattenberg Corporation. On May 2, 1996, SOCO's Wattenberg operations were consolidated into the Company. Immediately thereafter, the Company was merged with Gerrity Oil & Gas Corporation. The amounts and results of operations of the Company included in these financial statements include the historical amounts and results of operations of the Wattenberg operations of SOCO prior to the Merger and the issuance of Company stock for the Wattenberg assets of SOCO.




                                           PATINA OIL & GAS CORPORATION

                                            CONSOLIDATED BALANCE SHEETS
                                                  (In thousands)
                                                                                  December 31,        March 31,
                                                                                      1995              1996
                                                                                 ---------------   --------------
                                                                                                    (Unaudited)

                                                      ASSETS
Current assets
     Cash and equivalents                                                         $      1,000       $      1,000
     Accounts receivable                                                                 6,611              6,498
     Inventory                                                                           2,000              2,000
                                                                                  ------------       ------------
                                                                                         9,611              9,498
                                                                                  ------------       ------------

Oil and gas properties, successful efforts method                                      338,288            338,502
     Accumulated depletion, depreciation and amortization                             (123,378)          (130,345)
                                                                                  ------------       ------------
                                                                                       214,910            208,157
                                                                                  ------------       ------------

Other assets                                                                              -                   728
                                                                                  ------------       ------------

                                                                                  $    224,521       $    218,383
                                                                                  ============       ============

                                       LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities
     Accounts payable                                                             $      3,852       $      3,843
     Accrued liabilities                                                                   415                551
     Payable to parent                                                                   5,344              5,104
                                                                                  ------------       ------------
                                                                                         9,611              9,498
                                                                                  ------------       ------------

Deferred taxes and other                                                                26,247             25,168

Debt to parent                                                                          75,000             75,000

Contingencies

Stockholder's equity
     Preferred stock, $.01 par, 5,000,000
         shares authorized, -0- shares issued
         and outstanding                                                                  -                  -
     Common stock, $.01 par, 40,000,000 shares
         authorized, 14,000,000 shares issued and outstanding                              140                140
     Investment by parent                                                              113,523            108,577
                                                                                   -----------        -----------

                                                                                       113,663            108,717
                                                                                   -----------        -----------

                                                                                   $   224,521        $   218,383
                                                                                   ===========        ===========



                         The  accompanying  notes are an integral  part of these statements.




                                           PATINA OIL & GAS CORPORATION

                                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                       (In thousands except per share data)




                                                                                   Three Months Ended March 31,
                                                                                ----------------------------------
                                                                                   1995                    1996
                                                                                -----------            -----------
                                                                                           (Unaudited)

Revenues
     Oil and gas sales                                                           $  14,261              $  10,634
     Other                                                                              26                     20
                                                                                 ---------              ---------

                                                                                    14,287                 10,654
                                                                                 ---------              ---------

Expenses
     Direct operating                                                                2,263                  1,955
     Exploration                                                                        98                     68
     General and administrative                                                      2,219                  1,543
     Interest paid to parent and other                                               1,418                  1,247
     Depletion, depreciation and amortization                                        8,620                  6,967
                                                                                 ---------              ---------

Loss before taxes                                                                     (331)                (1,126)
                                                                                 ---------              ---------

Benefit from income taxes
     Current                                                                          -                      -
     Deferred                                                                         (116)                  (394)
                                                                                 ---------              ---------

Net loss                                                                         $    (215)             $    (732)
                                                                                 =========              =========

Net loss per common share                                                        $    (.02)             $    (.05)
                                                                                 =========              =========

Weighted average shares outstanding                                                 14,000                 14,000
                                                                                 =========              =========


                         The  accompanying  notes are an integral  part of these statements.




                                           PATINA OIL & GAS CORPORATION

                                       CONSOLIDATED STATEMENTS OF CHANGES IN
                                               STOCKHOLDER'S EQUITY
                                                  (In thousands)






                                                                      Common Stock
                                                                 -------------------------          Investment
                                                                  Shares          Amount            By Parent
                                                                 --------       ----------         -----------
Balance, December 31, 1994                                        14,000        $      140         $ 115,706

Net loss                                                            -                 -               (2,094)

Credit in lieu of taxes                                             -                 -                1,107

Change in investment by parent                                      -                 -               (1,196)
                                                                 --------       -----------        ----------

Balance, December 31, 1995                                        14,000               140           113,523

Net loss                                                            -                 -                 (732)

Credit in lieu of taxes                                             -                 -                  171

Change in investment by parent                                      -                 -               (4,385)
                                                                ---------       -----------        ----------

Balance, March 31, 1996
   (Unaudited)                                                    14,000        $      140         $ 108,577
                                                                =========       ===========        ==========



                         The  accompanying  notes are an integral  part of these statements.




                          PATINA OIL & GAS CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)




                                                                                   Three Months Ended March 31,
                                                                                ----------------------------------
                                                                                   1995                   1996
                                                                                -----------            -----------
                                                                                           (Unaudited)

Operating activities
     Net loss                                                                   $     (215)            $     (732)
     Adjustments to reconcile net loss to net
         cash provided (used) by operations
              Exploration expense                                                       98                     68
              Depletion, depreciation and amortization                               8,620                  6,967
              Deferred taxes                                                          (116)                  (394)
              Amortization of deferred credits                                        (430)                  (420)
              Changes in operating assets and liabilities
                 Decrease in accounts receivable                                       575                    113
                 Increase (decrease) in
                     Accounts payable                                              (11,001)                    (9)
                     Accrued liabilities                                               178                    290
                                                                                ----------             ----------

              Net cash provided (used) by operations                                (2,291)                 5,883
                                                                                ----------             ----------

Investing activities
     Acquisition, development and exploration                                      (14,623)                  (436)
     Other asset expenditures                                                         -                      (728)
                                                                                ----------             ----------

              Net cash used by investing                                           (14,623)                (1,164)
                                                                                ----------             ----------

Financing activities
     Increase (decrease) in payable to parent                                        3,831                   (240)
     Deferred credits                                                                1,423                    (94)
     Change in investment by parent                                                 11,660                 (4,385)
                                                                                ----------             ----------

              Net cash realized (used) by financing                                 16,914                 (4,719)
                                                                                ----------             ----------

Increase in cash                                                                      -                      -

Cash and equivalents, beginning of period                                            1,000                  1,000
                                                                                ----------             ----------
Cash and equivalents, end of period                                             $    1,000             $    1,000
                                                                                ==========             ==========


                         The  accompanying  notes are an integral  part of these statements.


                          PATINA OIL & GAS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



(1)  ORGANIZATION AND NATURE OF BUSINESS

     Patina Oil & Gas Corporation (the "Company"), a Delaware corporation, was, at March 31, 1996, a wholly-owned subsidiary of Snyder Oil Corporation (along with its remaining subsidiaries, collectively referred to as "SOCO"). The Company was formed in January 1996 for the purpose of consolidating SOCO's operations in the Wattenberg Field of the Denver-Julesburg Basin (the "DJ Basin") in Colorado ("Wattenberg"). A portion of SOCO's Wattenberg operations have historically been conducted through SOCO Wattenberg Corporation, a wholly-owned subsidiary of SOCO. The Wattenberg operations consist of the acquisition, exploration, development and production of oil and gas properties in the Wattenberg Field.

     On May 2, 1996, SOCO's Wattenberg operations were consolidated into the Company. Immediately thereafter, the Company was merged (the "Merger") with Gerrity Oil & Gas Corporation ("GOG"). Therefore, as of that date, SOCO owns 70% of the common stock and the former GOG shareholders were issued 30% of the common stock of the Company. Related to the Merger, the Company commenced an Exchange Offer to exchange the Company's preferred stock for GOG's preferred stock. The amounts and results of operations of the Company included in these financial statements include the historical amounts and results of operations of the Wattenberg operations of SOCO and the issuance of Company stock for the Wattenberg assets of SOCO. The effect of the Merger has not been reflected in the financial statements.

     Historically, the market for oil and gas has experienced significant price fluctuations. Prices for natural gas in the Rocky Mountain region have traditionally been particularly volatile and have been depressed since 1994. In large part, the decreased prices are the result of increased production in the region and limited transportation capacity to other regions of the country. Through year end 1995, a large portion of the Company's production has been sold under term marketing agreements which are based on such regional pricing. During the first quarter of 1996, as a portion of these agreements were expiring, the Company benefitted from local spot prices which increased significantly as compared to the regional pricing. The increase was attributed to greater local demand and less local supply as a result of overall declining production in the DJ Basin. Increases or decreases in prices received could have a significant impact on the Company's future results of operations.

     Certain amounts in the accompanying financial statements have been allocated in a reasonable and consistent manner in order to depict the historical financial position, results of operations and cash flows of the Company on a stand-alone basis.

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Risks and Uncertainties

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Producing Activities

     The Company utilizes the successful efforts method of accounting for its oil and gas properties. Under successful efforts, oil and gas leasehold costs are capitalized when incurred. Unproved properties are assessed periodically within specific geographic areas and impairments in value are charged to expense. Exploratory expenses, including geological and geophysical expenses and delay rentals, are charged to expense as incurred. Exploratory drilling costs are initially capitalized, but charged to expense if and when the well is determined to be unsuccessful. Costs of productive wells, unsuccessful developmental wells and productive leases are capitalized and amortized on a unit-of-production basis over the life of the remaining proved or proved developed reserves, as applicable. Gas is converted to equivalent barrels at the rate of 6 Mcf to 1 barrel. Amortization of capitalized costs has generally been provided over the entire DJ Basin as the wells are located in the same reservoir. The Company expects to review the appropriateness of this policy in the second half of 1996. No accrual has been provided for estimated dismantlement, restoration and abandonment costs as management estimates that the salvage value of lease and well equipment will approximate the future liability for such costs.

     During the fourth quarter of 1995, the Company adopted Statement of Financial Accounting Standards No. 121 ("SFAS 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". SFAS 121 requires the Company to assess the need for an impairment of capitalized costs of oil and gas properties on a field-by-field basis. During the three months ended March 31, 1995 and 1996, the Company did not provide for any impairments. Changes in the underlying assumptions or the amortization units could result in impairments in the future.

Gas Imbalances

     The Company uses the sales method to account for gas imbalances. Under this method, revenue is recognized based on the cash received rather than the Company's proportionate share of gas produced. Gas imbalances at December 31, 1995 and March 31, 1996 were insignificant.

Financial Instruments

     The book value and estimated fair value of cash and equivalents was $1.0 million at December 31, 1995 and March 31, 1996. The book value approximates fair value due to the short maturity of these financial instruments. The book value and estimated fair value of the Company's debt to parent was $75.0 million at December 31, 1995 and March 31, 1996. The fair value is estimated based on current rates offered to the Company for similar debt.

Other

     All liquid investments with an original maturity of three months or less are considered to be cash equivalents.

     All cash payments for income taxes were made by SOCO during the three months ended March 31, 1995 and 1996. The Company was charged interest by SOCO on its debt to parent of $1.4 million and $1.2 million for the three months ended March 31, 1995 and 1996, which was reflected as an increase in debt to parent. As provided by the Merger Agreement, SOCO will retain all ad valorem tax liabilities applicable to production through closing and will contribute inventory of $2.0 million. Additionally, the working capital to be contributed by SOCO to the Company will be zero plus certain items provided for in the Merger Agreement.

     In the opinion of management, those adjustments to the financial statements (all of which are of a normal and recurring nature) necessary to present fairly the financial position and results of operations have been made. These interim financial statements should be read in conjunction with the Patina Oil & Gas Corporation Proxy Statement/Prospectus dated April 2, 1996 (SEC Registration No. 333-572).

(3)  OIL AND GAS PROPERTIES

     The cost of oil and gas properties at December 31, 1995 and March 31, 1996 includes no unevaluated leasehold. Such properties are generally held for exploration, development or resale and are excluded from amortization. The following table sets forth costs incurred related to oil and gas properties.

                                                                 Three
                                          Year Ended          Months Ended
                                         December 31,           March 31,
                                             1995                 1996
                                        --------------        ------------
                                                   (In thousands)

          Acquisition                    $       650          $        40
          Development                         12,141                  174
          Exploration                            416                   68
          Other                                   13                 -
                                         -----------          -----------
                                         $    13,220          $       282
                                         ===========          ===========


     On May 2, 1996, the Merger discussed in Note 1 was consummated. The following tables summarize the unaudited pro forma effects on the Company's financial statements assuming that the Merger and the Exchange Offer had been consummated on March 31, 1996 (for balance sheet data) and January 1, 1995 and 1996 (for statement of operations data). These transactions will be accounted for as a purchase of GOG. The pro forma effects of the Merger and the Exchange Offer are based on assumptions set at the time of the filing of the Company's registration statement declared effective by the Securities and Exchange Commission. These assumptions have not been updated to reflect certain aspects of the transactions which were not known until or subsequent to the occurrence of the transactions. The pro forma condensed consolidated financial statements should be read in conjunction with the related historical financial statements included in the Company's registration statement. Future results may differ substantially from pro forma results due to changes in these assumptions, changes in oil and gas prices, production declines and other factors. Therefore, pro forma statements cannot be considered indicative of future operations.




                             UNAUDITED PRO FORMA CONDENSED CONSOLIDATED BALANCE SHEET
                                                  March 31, 1996
                                                  (In thousands)

                                                                        GOG           Pro Forma         Unaudited
                                                       Historical    Historical      Adjustments        Pro Forma
                                                       ----------    ----------     ------------        ---------

                                                      ASSETS

   Current assets                                      $   9,498     $  15,308      $                   $  24,806
   Oil and gas properties and equipment, net             208,157       293,630         (83,754)  (a)       418,033
   Other noncurrent assets                                   728         6,480          (1,458) (a)         5,750
                                                       ---------     ---------                          ---------
                                                       $ 218,383     $ 315,418                          $ 448,589
                                                       =========     =========                          =========

                                       LIABILITIES AND STOCKHOLDERS' EQUITY

   Current liabilities                                $    9,498     $  18,689       $  (5,104) (b)     $  20,583
                                                                                        (2,500) (c)
   Deferred taxes and other                               25,168        19,058         (34,225) (a)        10,001
   Debt to parent                                         75,000          -            (75,000) (b)          -
   Long-term debt                                           -          117,500          15,884  (a)       215,988
                                                                                        80,104  (b)
                                                                                         2,500  (c)
   Preferred stock of subsidiary                            -             -             13,333  (a)        13,333
   Stockholders' equity
      Preferred stock, $.01 par                             -                4               7  (a)            11
      Common stock, $.01 par                                 140           138             (78) (a)           200
      Capital in excess of par value                        -          160,524         (80,628) (a)       188,473
                                                                                       108,577  (d)
      Investment by parent                               108,577          -           (108,577) (d)          -
      Retained earnings (deficit)                           -             (495)            495  (a)          -
                                                       ---------     ---------                          ---------
                                                         108,717       160,171                            188,684
                                                       ---------     ---------                          ---------
                                                       $ 218,383     $ 315,418                          $ 448,589
                                                       =========     =========                          =========




                        UNAUDITED PRO FORMA CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                       For the Year Ended December 31, 1995
                                       (In thousands, except per share data)

                                                                       GOG           Pro Forma         Unaudited
                                                      Historical    Historical      Adjustments        Pro Forma
                                                      ----------    ----------     -------------       ----------
Revenues
   Oil and gas sales                                  $   50,073    $   51,513      $                   $ 101,586
   Other                                                      29         2,347                              2,376
                                                      ----------    ----------                          ---------
                                                          50,102        53,860                            103,962
                                                      ----------    ----------                          ---------

Expenses
   Direct operating                                        8,867         8,366           1,575  (e)        18,308
                                                                                          (500) (f)
   Exploration                                               416           285                                701
   General and administrative                              5,974         7,731          (4,705) (f)         7,425
                                                                                        (1,575) (e)
   Interest and other                                      5,476        14,505          (1,049) (g)        18,932
   Depletion, depreciation and amortization               32,591        30,333          (7,054) (h)        55,870
   Restructuring expenses                                   -              828                                828
                                                      ----------    ----------                          ---------
                                                          53,324        62,048                            102,064
                                                      ----------    ----------                          ---------

Income (loss) before taxes and dividends on
   preferred stock of subsidiary                          (3,222)       (8,188)                             1,898
Provision for (benefit from) income taxes                 (1,128)         (215)          2,007  (i)           664
Dividends on preferred stock of subsidiary                  -             -              1,518  (j)         1,518
                                                      ----------    ----------                         ----------

Net loss                                                  (2,094)       (7,973)                              (284)

Dividends on preferred stock                                -            4,554          (2,654) (j)         1,900
                                                      ----------    ----------                         ----------

Net loss applicable to common stock                   $   (2,094)   $  (12,527)                         $  (2,184)
                                                      ==========    ==========                          =========

Net loss per share                                    $     (.15)                                       $    (.11)
                                                      ==========                                        =========

Weighted average shares outstanding                       14,000                                           20,000
                                                      ==========                                        =========



                        UNAUDITED PRO FORMA CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                     For the Three Months Ended March 31, 1996
                                       (In thousands, except per share data)

                                                                       GOG          Pro Forma           Unaudited
                                                       Historical    Historical     Adjustments         Pro Forma
                                                       ----------    ----------     -----------         ----------
Revenues
   Oil and gas sales                                   $  10,634     $  12,154      $                   $  22,788
   Other                                                      20           313                                333
                                                       ---------     ---------                          ---------
                                                          10,654        12,467                             23,121
                                                       ---------     ---------                          ---------

Expenses
   Direct operating                                        1,955         2,030             394  (e)         4,254
                                                                                          (125) (f)
   Exploration                                                68            59                                127
   General and administrative                              1,543         1,678            (964) (f)         1,863
                                                                                          (394) (e)
   Interest and other                                      1,247         3,408            (166) (g)         4,489
   Depletion, depreciation and amortization                6,967         6,677          (1,123) (h)        12,521
                                                       ---------     ---------                          ---------
                                                          11,780        13,852                             23,254
                                                       ---------     ---------                          ---------

Loss before taxes and dividends on
   preferred stock of subsidiary                          (1,126)       (1,385)                              (133)
Benefit from income taxes                                   (394)         (470)            817  (i)           (47)
Dividends on preferred stock of subsidiary                  -             -                380  (j)           380
                                                       ---------     ---------                          ---------

Net loss                                                    (732)         (915)                              (466)

Dividends on preferred stock                                -            1,139            (664) (j)           475
                                                       ---------     ---------                          ---------

Net loss applicable to common stock                    $    (732)    $  (2,054)                         $    (941)
                                                       =========     =========                          =========

Net loss per share                                     $    (.05)                                       $    (.05)
                                                       =========                                        =========

Weighted average shares outstanding                       14,000                                           20,000
                                                       =========                                        =========

     The  preceding  unaudited  pro  forma  condensed   consolidated   financial
statements reflect the adjustments described below:

Balance Sheet

     (a) To reflect the acquisition of GOG, including the issuance of 6,000,000 shares of Common Stock, 3,000,000 Warrants, a warrant to be issued to the prior chief executive of GOG exercisable for 500,000 shares of Common Stock (the "Executive Warrant") and 1,066,667 shares of Preferred Stock (reflecting the estimated exchange of two-thirds of the GOG Preferred Stock pursuant to the Exchange Offer) at estimated fair value including transaction costs. The estimated fair value of the common stock issued was based on an assumed trading price of $8 per share of Common Stock. The trading price was estimated based on various factors, including the trading price of GOG's Common Stock and trading multiples of comparable public companies. The fair value of the Warrants and the Executive Warrant were estimated to be $1.75 and $2.50 per warrant, respectively, based primarily on a range calculated using the Black-Scholes options model. The Preferred Stock was valued at $26,667,000 reflecting the exchange of two-thirds of the GOG Preferred Stock at the liquidation preference of the newly issued shares. The GOG Preferred Stock was valued at $13,333,000 which was estimated based on the trading price of GOG's Preferred Stock. For each additional 10% of GOG Preferred Stock exchanged, pro forma preferred stock of subsidiary would decrease $4,000,000, preferred stock, $.01 par would increase $1,600 and capital in excess of par value would increase $3,998,400. No trading market or market price existed for the Common Stock, Warrants, Executive Warrant, or Preferred Stock prior to the Merger.

     On a pro forma basis, the Company is expected to have the following equity instruments outstanding upon consummation of the Merger and the Exchange Offer (other than shares owned by the Company or GOG):

                                                     Shares/Warrants
                                                       Outstanding
                                                     ---------------
          Common Stock                                 20,000,000
          Preferred Stock                               1,066,667
          Warrants                                      3,000,000
          Executive Warrant                               500,000

     In  addition,   GOG  will  have  outstanding  1,012,000  Depository  Shares representing interests in GOG Preferred Stock.

     (b) To reflect the repayment of the payable to parent through borrowings under the Company's credit facility.

     (c) To reflect the refinancing of GOG's current maturities of debt to long-term debt through borrowings under the Company's credit facility.

     (d) To reclassify the Company's investment by parent to capital in excess of par value to reflect the Company's new capital structure.

Statement of Operations

     (e) To conform the financial statement presentation by GOG of various overhead charges and recoveries to a basis consistent with that of the Company.

     (f) To reflect the reduction in direct operating and general and administrative expenses that result from the elimination of redundant personnel, lease space and other corporate services. Under the Merger Agreement, the Company and SOCO have entered into a Corporate Services Agreement under which SOCO will provide certain services to the Company so that it will not need to have these tasks performed by the Company's employees. Administrative efficiencies from combining headquarters and field operations and eliminating duplicate executive, professional and administrative personnel are expected to total approximately $4.7 million per year. Based upon a detailed analysis of the expenses and personnel that will be required to provide such services following the GOG Merger, management has estimated that future annual recurring general and administrative expenses will approximate $5.0 million per year, net of reimbursements.

     (g) To adjust interest expense to reflect the refinancing or payment of (i) $33.3 million (or 33.3%) of GOG's 11.75% Senior subordinated Notes, (ii) GOG's bank borrowings under the terms of the Company's credit facility, (iii) the payable to parent and (iv) transaction costs. The interest expense reflects the Eurodollar Margin set forth in the credit facilities, which margin was applied to the current Eurodollar Rate resulting in an average borrowing rate of approximately 6.75%. Under the terms of GOG's Senior Subordinated Notes, GOG is obligated to purchase any notes put to GOG at a price of 101% of the principal amount thereof upon certain asset sales or dispositions. For each additional $10,000,000 of Notes refinanced, pro forma interest expense would decrease and net income and earnings per share would increase by $475,000, $308,000 and $0.02 per share for the year ended December 31, 1995 and $119,000, $77,000 and zero per share for the three months ended March 31, 1996. The net decrease in interest expense is attributable to the lower interest rate relating to the bank borrowings used to refinance GOG's Senior Subordinated Notes, as described above, offset somewhat by the increased debt level.

     (h) To adjust depletion, depreciation and amortization of oil and gas properties based on the purchase price allocated to GOG oil and gas properties and the use of a combined depletion, depreciation and amortization rate. The combined rate utilized for 1995 was $5.73 per BOE reflecting a rate of $5.65 per BOE for the first nine months (based on reserve quantities as of December 31, 1994) and $6.02 per BOE for the last three months (based on reserve quantities as of December 31, 1995). The rate utilized for the three months ended March 31, 1996 was $6.32 per BOE based on reserve quantities as of December 31, 1995.

     (i) To record the estimated provision for income taxes to reflect the anticipated effective income tax rate of the combined entity after the Merger.

     (j) To reduce dividends paid on GOG Preferred Stock (reflecting the estimated exchange of two-thirds of the GOG Preferred Stock pursuant to the Exchange Offer) and reclassify dividends paid on the remaining outstanding shares of GOG Preferred Stock. For each additional 10% of GOG Preferred Stock exchanged, pro forma dividends on preferred stock of subsidiary would decrease and net income would increase $455,000 and $114,000, dividends on preferred stock would increase $285,000 and $71,000 and net income per share would increase $.01 and zero for the year ended December 31, 1995 and the three months ended March 31, 1996, respectively.

(4)  INDEBTEDNESS

     Historically, SOCO has financed all of the Company's activities. A portion of such financing is considered to be an investment by SOCO in the Company with the remaining portion being considered Debt to parent. The portion considered to be Debt to parent versus an investment by SOCO is a discretionary percentage determined by SOCO after consideration of the Company's internally generated cash flows and level of capital expenditures. The classification of historical financings is not necessarily an indicator of how future financings will be characterized. Subsequent to the Merger, SOCO does not expect to provide any additional funding to the Company.

     On the portion of such financing which is considered to be debt to parent, interest is charged by SOCO to the Company. The Company is charged interest on the debt payable to SOCO at a rate which approximates the average interest rate being paid by SOCO under its revolving credit facility (7.0% and 6.5% for 1995 and the three months ended March 31, 1996). There were no cash payments for interest expense during the three months ended March 31, 1995 and 1996.

     Simultaneously with the Merger, the Company entered into a credit facilities agreement. The credit facilities consist of (a) a credit facility provided to the Company and SOCO Wattenberg (the "Company Facility") and (b) a credit facility provided to GOG (the "GOG Facility").

     The Company Facility consists of a term loan facility (the "Company Term Facility") in an amount up to $87 million and a revolving credit facility (the "Company Revolving Facility") in an aggregate amount up to $102 million. The Company Term Facility will be available (a) in a single borrowing to fund a loan from Patina and/or SOCO Wattenberg to GOG (the "Intercompany Loan") to finance a portion of the purchase of the GOG 11.75% Senior Subordinated Notes tendered for redemption pursuant to the Indenture as a result of the Merger and (b) in subsequent borrowings until the first anniversary of the Merger. The amount available for borrowing under the Company Revolving Facility will be limited to a semiannually adjusted borrowing base that equaled $102 million at the time of the Merger. The Company Facility matures on July 15, 1999.

     The GOG Facility is a revolving credit facility that provides for borrowings that mature on July 15, 1999. The amount available for borrowing under the GOG Facility will be limited to a fluctuating borrowing base, which currently equals $51 million. The GOG Facility will be used among other things to refinance GOG's existing bank credit facility.

     The borrowers may elect that all or a portion of the credit facilities bear interest at a rate per annum equal to: (i) the higher of (a) prime rate plus a margin equal to .25% with respect to the GOG Facility and the Company Revolving Facility and .75% increasing by 1% on the first anniversary of the Merger and by
 .5% every six months thereafter with respect to the Company Term Facility (the "Applicable Margin") and (b) the Federal Funds Effective Rate plus .5% plus the Applicable Margin, or (ii) the rate at which eurodollar deposits for one, two, three or six months (as selected by the applicable borrower) are offered in the interbank eurodollar market in the approximated amount of the requested borrowing (the "Eurodollar Rate") plus 1.25%, with respect to the GOG Facility and the Company Revolving Facility, and 1.5% increasing by 1% on the first anniversary of the Merger and by .5% every six months thereafter with respect to the Company Term Facility (the "Eurodollar Margin").

     The GOG Facility is secured by first and prior mortgages encumbering substantially all of GOG's oil and gas properties and is guaranteed by the Company. In the event the Company Term Facility is not paid in full by the first anniversary date of the Merger, the Company will, upon demand by the lenders, grant first and prior mortgages on at least 80% of their respective proved oil and gas properties to secure the credit facilities. The credit facilities are secured by first and prior liens encumbering (a) 100% of the issued and outstanding capital stock of every class of SOCO Wattenberg and GOG (excluding preferred stock of GOG outstanding after the Merger that is held by parties other than the Company and its affiliates), and (b) the Intercompany Loan and all related documents, instruments and agreements.

(5)  FEDERAL INCOME TAXES

     The Company has historically been included in the consolidated U.S. federal income tax return of SOCO. Current and deferred income tax provisions allocated by SOCO were determined as though the Company filed as an independent company, making the same tax return elections used in SOCO's consolidated return. Subsequent to the Merger, the Company will not be included in the consolidated U.S. federal income tax return of SOCO.

     The Company follows FASB Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," which requires that deferred income taxes reflect the future tax consequences of temporary differences between the tax bases of assets and liabilities and their financial reporting amounts. No differences existed between the federal statutory rate and the Company's effective rate.

     For tax purposes, the Company had regular net operating loss carryforwards of $44.9 million and alternative minimum tax loss carryforwards of $3.2 million at December 31, 1995. These carryforwards expire between 2005 and 2009. No cash payments were made by the Company for federal taxes during 1994 and 1995. As discussed in Note 1, the accompanying financial statements include certain Wattenberg operations owned directly by SOCO. Accordingly, certain operating losses generated by these properties will be retained by SOCO. In addition, certain taxable income generated by SOCO did not offset the Company's net operating loss carryforwards. The effect of such items has been reflected as a charge or credit in lieu of taxes in the Company's statement of changes in stockholder's equity.

(6)  MAJOR CUSTOMERS

     During the three months ended March 31, 1995 and 1996, Amoco Production Company accounted for 20% and 21%, respectively, of revenues. Total Petroleum accounted for 14% and 18%, subsidiaries of SOCO accounted for 58% and zero and Associated Natural Gas, Inc. accounted for zero and 58%, respectively. Management believes that the loss of any individual purchaser would not have a material adverse impact on the financial position or results of operations of the Company.

(7)  DEFERRED CREDITS

     The Company is involved in a partnership formed to monetize Section 29 tax credits generated by the Company's properties. Contributions of $11 million were received through 1995 which is expected to increase net income through mid 1996. A revenue increase of more than $.40 per Mcf is realized on production generated from qualified Section 29 properties in this partnership. The amounts received by SOCO applicable to the Company net of revenue recognized are included in deferred taxes and other. Additionally, the Company recognized $430,000 and $420,000 of this revenue during the three months ended March 31, 1995 and 1996, respectively. The Company has reached an agreement to replace the existing partnership to monetize Section 29 tax credits. The new agreement provides for the Company to receive proceeds from the sale of an interest in such oil and gas properties which will entitle the purchaser to receive Section 29 tax credits associated with future natural gas production from the properties. The Company will retain a variable production payment from the properties. As a result, this transaction is anticipated to increase cash flow and net income through 2002. A revenue increase of more than $.40 per Mcf is expected to be realized on production generated from qualified Section 29 properties in this arrangement.

(8)  RELATED PARTY

     The Company has not historically had its own employees. Employees, certain office space and furniture, fixtures and equipment have been provided by SOCO. SOCO has allocated general and administrative expenses to the Company based on its estimate of actual expenditures incurred on behalf of the Company. Subsequent to the Merger described in Note 1, certain field, administrative and executive employees of SOCO and GOG will become employees of the Company and SOCO will provide certain services to Patina under a corporate services agreement.

(9)  COMMITMENTS AND CONTINGENCIES

     In August 1995, the Company was sued in the United States District Court of Colorado by seven plaintiffs purporting to represent all persons who, at any time since January 1, 1960, have had agreements providing for royalties from gas production in Colorado to be paid by the Company under a number of various lease provisions. The plaintiffs allege that the Company improperly deducted unspecified "post-production" costs incurred by the Company prior to calculating royalty payments in breach of the relevant lease provisions and that the Company fraudulently concealed that fact from the plaintiffs. The plaintiffs seek unspecified compensatory and punitive damages and a declaratory judgment that the Company is not permitted to deduct post-production costs prior to calculating royalties paid to the class. The Company believes that costs deducted by it in calculating royalties are and have been proper under the relevant lease provisions, and intends to defend this and any similar suits vigorously. At this time, the Company is unable to estimate the range of potential loss, if any, from this uncertainty. However, the Company believes the resolution of this uncertainty should not have a material adverse effect upon the Company's financial position, although an unfavorable outcome in any reporting period could have a material impact on the Company's results of operations for that period.

                          PATINA OIL & GAS CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

     Total revenues for the three months ended March 31, 1996 declined 25% to $10.7 million. The revenue decrease was due to a 33% decline in production based on barrels of oil equivalents ("BOE") partially offset by a 12% increase in the average price received per BOE. The net loss for the first quarter of 1996 was $732,000 compared to a net loss of $215,000 for the same period in 1995. The increase in net loss is attributed to the decrease in total revenues at a higher rate than the corresponding decreases in expenses.

     Oil and gas sales less direct operating expenses were $8.7 million, a 28% decrease from the prior year quarter. Average daily production in the first quarter of 1996 was 2,710 barrels and 43 MMcf (9,960 BOE), decreases of 36% and 33%, respectively. The production decreases resulted primarily from the Company's reduced development schedule and expected initial declines on the large number of wells drilled and completed in 1994 and early 1995. There were 54 wells placed on production in the first quarter of 1995 compared to one well in the first quarter of 1996. Production volumes are expected to increase in the second quarter due to the effect of the Merger. However, from that point, while production is not expected to continue to decline at the current rate, a decrease is expected unless development drilling activity is resumed or additional acquisitions are consummated. The decision to resume development drilling activity is weighted heavily on the current prices being received for production. Unless prices increase significantly, development drilling is expected to be limited.

     Average  oil  prices  increased  to $18.31 per  barrel  compared  to $16.37 received in the first quarter of 1995. Natural gas prices realized increased from $1.37 per Mcf in the first quarter of 1995 to $1.55 in 1996. The increase was primarily the result of prior year production being marketed under term arrangements which are based on Rocky Mountain region pricing (which remains depressed) whereas the 1996 production benefitted from a portion of these agreements expiring allowing the production to be sold at local spot prices which had increased as a result of higher demand and overall declining production in the DJ Basin. Direct operating expenses increased to $2.16 per BOE compared to $1.67 in the prior year quarter. The increase is primarily attributed to the Company focusing more attention on enhancing production through performing workovers on existing properties rather than through development drilling.

     General and administrative expenses, net of reimbursements, for first quarter 1996 were $1.5 million, a 30% decrease from the same period in 1995. Prior to Merger, the Company did not have its own employees. Employees and certain office space and furniture, fixtures and equipment have been provided by SOCO. SOCO has allocated general and administrative expenses based on estimates of actual expenditures incurred on behalf of the Company. The general and administrative expenses in 1996 were $676,000 lower than 1995, reflecting the lower overhead associated with the reduced drilling activity and the Company's reduction in personnel.

     Interest and other expense was $1.2 million compared to $1.4 million in the first quarter of 1995. The decrease is the result of a decrease in the average outstanding debt level and lower average interest rates which averaged 7.0% for the first quarter 1995 compared to 6.5% in the first quarter 1996.

     Depletion, depreciation and amortization expense for the first quarter decreased $1.7 million or 19% from the same period in 1995. The decline in production resulted in a $2.8 million decrease which was offset somewhat by an increased depletion, depreciation and amortization rate of $7.50 per BOE compared to $6.15 in 1995. The primary cause for the increased rate was a downward revision in reserve quantities due to proved undeveloped reserves being classified as uneconomic at year end 1995 prices.

Development, Acquisition and Exploration

     During 1995 and the three months ended March 31, 1996, the Company incurred $13.2 million and $282,000 in capital expenditures of which $12.1 million and $174,000 was for oil and gas development. A total of 88 wells were placed on production in 1995 (54 in the first quarter) with one in progress at year end and no dry holes drilled.

The one well in progress at year end was completed and placed on production in the first quarter 1996. No wells were in progress at March 31, 1996. The Company significantly reduced its drilling activities in 1995 as natural gas prices continued to remain relatively low.

     The Company also expended $650,000 and $40,000 during 1995 and the three months ended March 31, 1996 for acquisition activities primarily related to the purchase of incremental interests in various properties and additional acreage. During 1995 and the three months ended March 31, 1996, the Company expended $416,000 and $68,000 for exploration activities primarily for delay rentals and geological and geophysical expenses.

Financial Condition and Capital Resources

     At March 31, 1996, the Company had total assets of $218.4 million. Total capitalization was $208.9 million, of which 52% was represented by stockholder's equity, 36% by debt to parent and the remainder by deferred taxes and other. During the three months ended March 31, 1996, net cash provided by operations was $5.9 million, as compared to $2.3 million net cash used by operations for the same period in 1995. As of March 31, 1996, commitments for capital expenditures totalled $82,000. The Company anticipates that 1996 expenditures for development drilling, giving effect to the Merger, will be limited to less than $10 million, which should allow for a reduction of indebtedness or provide funds to pursue additional acquisitions. The level of these and other future expenditures is largely discretionary, and the amount of funds devoted to any particular activity may increase or decrease significantly, depending on available opportunities and market conditions. The Company plans to finance its ongoing development, acquisition and exploration expenditures using internal cash flow, proceeds from asset sales and its bank credit facilities. In addition, joint ventures or future public and private offerings of debt or equity securities may be utilized. As a result of the Merger, the Company expects to report increased consolidated net cash provided by operations. However, due to restrictions outlined in GOG's various credit agreements, cash generated by GOG will be retained by GOG and will not be available to fund the Company's other operations or to pay dividends to its stockholders.

     Historically, SOCO has financed all of the Company's activities. A portion of such financing is considered to be an investment by SOCO in the Company with the remaining portion being considered debt payable to SOCO. The portion considered to be debt versus an investment by SOCO is a discretionary percentage determined by SOCO after consideration of the Company's internally generated cash flows and level of capital expenditures. The classification of historical financings is not necessarily an indicator of how future financings will be characterized. Subsequent to the Merger, SOCO does not expect to provide any additional funding to the Company.

     On the portion of such financing which is considered to be debt to parent, interest is charged by SOCO to the Company. The Company is charged interest on the debt payable to SOCO at a rate which approximates the average interest rate being paid by SOCO under its revolving credit facility (7.0% and 6.5% for 1995 and the three months ended March 31, 1996).

     Simultaneously with the Merger, the Company entered into a credit facilities agreement. The credit facilities consist of (a) a credit facility provided to the Company and SOCO Wattenberg (the "Company Facility") and (b) a credit facility provided to GOG (the "GOG Facility").

     The Company Facility consists of a term loan facility (the "Company Term Facility") in an amount up to $87 million and a revolving credit facility (the "Company Revolving Facility") in an aggregate amount up to $102 million. The Company Term Facility will be available (a) in a single borrowing to fund a loan from Patina and/or SOCO Wattenberg to GOG (the "Intercompany Loan") to finance a portion of the purchase of the GOG 11.75% Senior Subordinated Notes tendered for redemption pursuant to the Indenture as a result of the Merger and (b) in subsequent borrowings until the first anniversary of the Merger. The amount available for borrowing under the Company Revolving Facility will be limited to a semiannually adjusted borrowing base that equaled $102 million at the time of the Merger. The Company Facility matures on July 15, 1999.

     The GOG Facility is a revolving credit facility that provides for borrowings that mature on July 15, 1999. The amount available for borrowing under the GOG Facility will be limited to a fluctuating borrowing base, which currently equals $51 million. The GOG Facility will be used among other things to refinance GOG's existing bank credit facility.

     The borrowers may elect that all or a portion of the credit facilities bear interest at a rate per annum equal to: (i) the higher of (a) prime rate plus a margin equal to .25% with respect to the GOG Facility and the Company Revolving Facility and .75% increasing by 1% on the first anniversary of the Merger and by
 .5% every six months thereafter with respect to the Company Term Facility (the "Applicable Margin") and (b) the Federal Funds Effective Rate plus .5% plus the Applicable Margin, or (ii) the rate at which eurodollar deposits for one, two, three or six months (as selected by the applicable borrower) are offered in the interbank eurodollar market in the approximated amount of the requested borrowing (the "Eurodollar Rate") plus 1.25%, with respect to the GOG Facility and the Company Revolving Facility, and 1.5% increasing by 1% on the first anniversary of the Merger and by .5% every six months thereafter with respect to the Company Term Facility (the "Eurodollar Margin").

     The GOG Facility is secured by first and prior mortgages encumbering substantially all of GOG's oil and gas properties and is guaranteed by the Company. In the event the Company Term Facility is not paid in full by the first anniversary date of the Merger, the Company will, upon demand by the lenders, grant first and prior mortgages on at least 80% of their respective proved oil and gas properties to secure the credit facilities. The credit facilities are secured by first and prior liens encumbering (a) 100% of the issued and outstanding capital stock of every class of SOCO Wattenberg and GOG (excluding preferred stock of GOG outstanding after the Merger that is held by parties other than the Company and its affiliates), and (b) the Intercompany Loan and all related documents, instruments and agreements.

     The credit agreement contains certain financial covenants relating to the borrowers, including but not limited to a maximum total debt to capitalization ratio, a maximum total debt to EBITDA ratio and a minimum current ratio. The credit agreement will also contain certain negative covenants, including but not limited to restrictions on indebtedness; certain liens; guaranties, speculative derivatives and other similar obligations; asset dispositions; dividends, loans and advances; creation of subsidiaries; investments; leases; acquisitions; mergers; changes in fiscal year; transactions with affiliates; changes in business conducted; sale and leaseback and operating lease transactions; sale of receivables; prepayment of other indebtedness; amendments to principal documents; negative pledge clauses; issuance of securities; and non-speculative commodity hedging.

     The Company believes that its capital resources are adequate to meet the requirements of its business. However, future cash flows are subject to a number of variables including the level of production and oil and gas prices, and there can be no assurance that operations and other capital resources will provide cash in sufficient amounts to maintain planned levels of capital expenditures or that increased capital expenditures will not be undertaken.

Inflation and Changes in Prices

     While certain of its costs are affected by the general level of inflation, factors unique to the petroleum industry result in independent price fluctuations. Over the past five years, significant fluctuations have occurred in oil and gas prices. Although it is particularly difficult to estimate future prices of oil and gas, price fluctuations have had, and will continue to have, a material effect on the Company.

PART II.  OTHER INFORMATION

Item 5.  Other Information


         The following financial statements of Gerrity Oil & Gas Corporation are hereby incorporated by reference from the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1996 of Gerrity Oil & Gas Corporation (Commission File Number 0-18667):

         (i)   Consolidated Balance Sheet as of March 31, 1996

         (ii) Consolidated Statements of Operations for the Quarters Ended March 31, 1995 and 1996

         (iii) Consolidated Statements of Cash Flows for the Quarters Ended March 31, 1995 and 1996

         (iv)  Notes to Consolidated Financial Statements


Item 6.  Exhibits and Reports on Form 8-K


(a)      Exhibits -

         27       Financial Data Schedule

         99.1     Gerrity   Oil  &  Gas   Corporation   Consolidated   Financial
                  Statements - incorporated by reference from the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1996 of Gerrity Oil & Gas Corporation (Commission File Number 0-18667).

(b)      Reports on Form 8-K -

         No reports on Form 8-K were filed by Registrant during the quarter ended March 31, 1996.

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                             PATINA OIL & GAS CORPORATION



                                             By (David J. Kornder)
                                              ----------------------------------
                                               David J. Kornder, Vice President
















May 14, 1996