Form 10-Q
period 1996-06-30
PATINA OIL & GAS CORP
filed 1996-08-14
CIK 1006264

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    June 30, 1996

                                       OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to

            ---------------------------------------------------------

                         Commission file number 1-14344

                          PATINA OIL & GAS CORPORATION

                               Delaware 75-2629477
                (State or other jurisdiction of (I.R.S. Employer
               incorporation or organization) Identification No.)

                      1625 Broadway, Denver, Colorado 80202
               (Address of principal executive offices) (Zip Code)

(Registrant's telephone number, including area code)     (303)389-3600

- -------------------------------------------------------------------------------

     (Former name, former address and former fiscal year, if changed since last report.)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No .

     There were 19,866,012 Common Shares outstanding as of August 13, 1996, of which 2,000,000 are designated as Series A Common Shares.

PART I.  FINANCIAL INFORMATION

     Patina Oil & Gas Corporation (the "Company") was incorporated in January 1996 to hold the assets and operations of Snyder Oil Corporation ("SOCO") in the Wattenberg Field and to facilitate the acquisition of Gerrity Oil & Gas Corporation ("GOG"). Previously, SOCO's Wattenberg operations had been conducted through SOCO or its wholly owned subsidiary, SOCO Wattenberg Corporation ("SWAT"). On May 2, 1996, SOCO contributed the balance of its Wattenberg assets to SWAT and transferred all of the shares of SWAT to the Company. Immediately thereafter, GOG merged into another wholly owned subsidiary of the Company ("the Merger"). As a result of these transactions, SWAT and GOG became wholly owned subsidiaries of the Company. The results of operations of the Company for periods prior to the Merger reflected in these financial statements include only the historical results of SOCO's Wattenberg operations.

     The financial statements included herein have been prepared in conformity with generally accepted accounting principles. The statements are unaudited but reflect all adjustments which, in the opinion of management, are necessary to fairly present the Company's financial position and results of operations.


                          PATINA OIL & GAS CORPORATION

                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                                  December 31,        June 30,
                                                                                      1995              1996
                                                                               --------------    --------------
                                                                                                     (Unaudited)
                                                          ASSETS
Current assets
     Cash and equivalents                                                       $       1,000     $      13,213
     Accounts receivable                                                                6,611            18,907
     Inventory and other                                                                2,000             2,958
                                                                                -------------     -------------
                                                                                        9,611            35,078
                                                                                -------------     -------------
Oil and gas properties, successful efforts method                                     333,513           551,473
     Accumulated depletion, depreciation and amortization                            (118,919)         (136,861)
                                                                                -------------     -------------
                                                                                      214,594           414,612
                                                                                -------------     -------------
Gas facilities and other                                                                4,775             5,922
     Accumulated depreciation                                                          (4,459)           (4,627)
                                                                                -------------     --------------
                                                                                          316             1,295
                                                                                -------------     -------------

Other assets, net                                                                          -              4,490
                                                                                -------------     -------------
                                                                                  $   224,521       $   455,475
                                                                                =============     =============
                                       LIABILITIES AND STOCKHOLDERS' EQUITY

  Current liabilities
     Accounts payable                                                            $      3,852       $    15,065
     Accrued liabilities                                                                  415            10,362
     Payable to parent                                                                  5,344             4,329
                                                                                 ------------       -----------
                                                                                        9,611            29,756
                                                                                 ------------       -----------

Senior debt                                                                                 -           116,296
Senior subordinated notes                                                                   -           104,617
Debt to parent                                                                         75,000                 -
Other noncurrent liabilities                                                           26,247             3,527

Preferred stock of subsidiary                                                              -              9,729
Commitments and contingencies

Stockholders' equity
     Preferred stock, $.01 par, 5,000,000 shares
         authorized, -0- and 1,204,847 shares issued
         and outstanding                                                                  -                  12
     Common stock, $.01 par, 40,000,000 shares
         authorized, 14,000,000 and 19,866,012 shares
          issued and outstanding                                                          140               199
     Capital in excess of par value                                                       -             193,378
     Investment by parent                                                             113,523                -
     Retained earnings (deficit)                                                          -              (2,039)
                                                                                 ------------        -----------
                                                                                      113,663           191,550
                                                                                 ------------        ----------
                                                                                  $   224,521       $   455,475
                                                                                 ============       ===========

                      The accompanying notes are an integral part of these statements.

                                           PATINA OIL & GAS CORPORATION

                                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                       (In thousands except per share data)


                                                  Three Months             Six Months
                                                  Ended June 30,          Ended June 30,
                                                 ----------------       -------------------
                                                 1995        1996       1995           1996
                                                               (Unaudited)
Revenues
     Oil and gas sales                          $ 12,887    $ 19,182    $ 27,148    $ 29,816
     Other                                             3         274          29         294
                                                --------    --------    --------    --------
                                                  12,890      19,456      27,177      30,110
                                                --------    --------    --------    --------

Expenses
     Direct operating                              2,503       3,446       4,766       5,401
     Exploration                                      41          81         139         149
     General and administrative                    1,323       1,570       3,542       3,113
     Interest and other                            1,351       3,732       2,769       4,979
     Depletion, depreciation and amortization      8,331      11,756      16,951      18,723
                                                --------    --------    --------     -------

Income (loss) before taxes                          (659)     (1,129)       (990)     (2,255)
                                                --------    --------   ---------     -------

Provision (benefit) for income taxes
     Current                                           -         -          -             -
     Deferred                                       (231)        -          (347)       (394)
                                                 --------   --------   ---------    --------
                                                    (231)        -          (347)       (394)
                                                 --------   --------   ---------    --------

Net income (loss)                               $   (428)   $ (1,129)   $   (643)   $ (1,861)
                                                ========    ========    ========    ========

Net income (loss) per common share              $   (.03)   $   (.10)   $   (.05)   $   (.16)
                                                ========    ========    ========    ========

Weighted average shares outstanding               14,000      17,919      14,000      15,959
                                                ========    ========    ========     =======

                         The accompanying notes are an integral part of these statements.


                                           PATINA OIL & GAS CORPORATION

                                       CONSOLIDATED STATEMENTS OF CHANGES IN
                                               STOCKHOLDERS' EQUITY
                                                  (In thousands)

                                         Preferred Stock       Common Stock      Capital in                  Retained
                                       ------------------     ---------------    Excess of    Investment     Earnings
                                       Shares      Amount     Shares    Amount   Par Value    By Parent     (Deficit)
                                       ------      -----      ------    -----    ---------    ----------    --------
Balance, December 31, 1994               -     $    -        14,000    $     140   $   -      $ 115,706    $    -

Credit in lieu of taxes                  -          -          -           -           -          1,107         -

Change in investment by parent           -          -          -           -           -         (1,196)        -

Net loss                                 -          -          -           -           -         (2,094)        -
                                   ---------   ---------  ---------   ----------   ---------  ---------   ---------

Balance, December 31, 1995               -          -        14,000          140       -        113,523         -

Credit in lieu of taxes                  -          -          -           -           -            171         -

Change in investment by parent           -          -          -           -           -         (7,514)        -

Net loss through the Merger date         -          -          -           -           -           (532)        -

Merger                                  1,205       12        6,000           60    194,291    (105,648)        -

Issuance of common                       -          -             1         -             9           -         -

Repurchase of common                     -          -          (135)          (1)      (922)          -         -

Preferred dividends                      -          -          -           -           -              -         (710)

Net loss subsequent to the Merger
    date                                 -          -          -           -           -              -       (1,329)
                                   ---------  ----------   ---------   ---------   ----------    --------   ---------
Balance, June 30, 1996
         (Unaudited)                  1,205   $      12      19,866    $     199   $ 193,378     $    -     $ (2,039)
                                   ========   ==========   =========   =========   ==========    ========   =========


                       The accompanying notes are an integral part of these statements.

                                           PATINA OIL & GAS CORPORATION

                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                  (In thousands)




                                                                    Six Months Ended June 30,
                                                                     -------------------------
                                                                        1995         1996
                                                                       ------        ----
                                                                           (Unaudited)
Operating activities
     Net loss                                                       $   (643)   $ (1,861)
     Adjustments to reconcile net loss to net
         cash provided by operations
              Exploration expense                                        139         149
              Depletion, depreciation and amortization                16,951      18,723
              Deferred taxes                                            (347)       (394)
              Amortization of deferred credits                          (860)       (646)
              Changes in current and other assets and liabilities
                  Decrease in
                      Accounts receivable                              1,605       1,384
                      Inventory and other                               --           102
                  Increase (decrease) in
                      Accounts payable                               (11,647)     (5,052)
                      Accrued liabilities                                357       1,504
                      Other liabilities                                 --         1,059
                                                                    ---------   --------

              Net cash provided by operations                          5,555      14,968
                                                                    --------    --------

Investing activities
     Acquisition, development and exploration                        (18,613)     (1,375)
     Merger expenditures, net of cash acquired                           --       (1,040)

                                                                    ---------   --------
              Net cash used by investing                             (18,613)     (2,415)
                                                                    ---------   --------
Financing activities
     Increase (decrease) in payable/debt to parent                     4,331     (78,615)
     Increase (decrease) in indebtedness                              (4,333)     96,108
     Deferred credits                                                  1,402         624
     Change in investment by parent                                   11,658      (7,514)
     Cost of common stock issuance                                      --        (9,310)
     Repurchase of common stock                                         --          (923)
     Preferred dividends                                                --          (710)
                                                                    --------    ---------

              Net cash realized (used) by financing                   13,058        (340)
                                                                    --------    --------

Increase in cash                                                        --        12,213
Cash and equivalents, beginning of period                              1,000       1,000
                                                                    --------    --------
Cash and equivalents, end of period                                 $  1,000    $ 13,213
                                                                    ========    ========


        The accompanying notes are an integral part of these statements.

                          PATINA OIL & GAS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



(1)    ORGANIZATION AND NATURE OF BUSINESS

     Patina Oil & Gas Corporation (the "Company"), a Delaware corporation, was incorporated in January 1996 to hold all of the assets of Snyder Oil Corporation ("SOCO") in the Wattenberg Field and to facilitate the acquisition of Gerrity Oil & Gas Corporation ("GOG"). Previously, SOCO's Wattenberg operations had been conducted through SOCO or its wholly owned subsidiary, SOCO Wattenberg Corporation ("SWAT"). On May 2, 1996, SOCO contributed the balance of its Wattenberg assets to SWAT and transferred all of the shares of SWAT to the Company. Immediately thereafter, GOG merged into another wholly owned subsidiary of the Company (the "Merger"). As a result of these transactions, SWAT and GOG became wholly owned subsidiaries of the Company. The Company's operations currently consist of the acquisition, development, production and exploration of oil and gas properties in the Wattenberg Field.

     SOCO owns approximately 70% of the common stock of the Company. In conjunction with the Merger, the Company offered to exchange the Company's preferred stock for GOG's preferred stock (the "Original Exchange Offer"). A total of 1,204,847 shares were issued in exchange for approximately 75% of GOG's preferred stock. Subsequent to quarter end, the Company announced that it intended to amend GOG's certificate of incorporation to provide that all remaining shares of GOG's preferred stock would be exchanged for the Company's preferred stock based on the same terms as the Original Exchange Offer. The expected dividend payments resulting from this exchange have been accrued at June 30, 1996. Upon consummation of this second exchange, the Company expects to have approximately 1.6 million preferred shares outstanding.

     The above transactions were accounted for as a purchase of GOG. The amounts and results of the Company for periods prior to the Merger reflected in these financial statements include the historical amounts and results of SOCO's Wattenberg operations. Certain amounts in the accompanying financial statements have been allocated in a reasonable and consistent manner in order to depict the historical financial position, results of operations and cash flows of the Company on a stand-alone basis prior to the Merger.

(2)    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Risks and Uncertainties

       Historically, the market for oil and gas has experienced significant price fluctuations. Prices for natural gas in the Rocky Mountain region have traditionally been particularly volatile and have been depressed since 1994. In large part, the decreased prices are the result of mild weather, increased production in the region and limited transportation capacity to other regions of the country. Increases or decreases in prices received could have a significant impact on the Company's future results of operations.

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

Producing Activities

       The Company utilizes the successful efforts method of accounting for its oil and gas properties. Consequently, leasehold costs are capitalized when incurred. Unproved properties are assessed periodically within specific geographic areas and impairments in value are charged to expense. Exploratory expenses, including geological and geophysical expenses and delay rentals, are charged to expense as incurred. Exploratory drilling costs are initially capitalized, but charged to expense if and when the well is determined to be unsuccessful. Costs of productive wells, unsuccessful developmental wells and productive leases are capitalized and amortized on a unit-of-production basis over the life of the remaining proved or proved developed reserves, as applicable. Gas is converted to equivalent barrels at the rate of 6 Mcf to 1 barrel. Amortization of capitalized costs has generally been provided over the entire DJ Basin as the wells are located in the same reservoir. The Company expects to review the appropriateness of this policy in the second half of 1996. No accrual has been provided for estimated future abandonment costs as management estimates that salvage value will approximate such costs.

       During the fourth quarter of 1995, the Company adopted Statement of Financial Accounting Standards No. 121 ("SFAS 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". SFAS 121 requires the Company to assess the need for an impairment of capitalized costs of oil and gas properties on a field-by-field basis. During the six months ended June 30, 1995 and 1996, the Company did not provide for any impairments. Changes in the underlying assumptions or the amortization units could, however, result in impairments in the future.

       Other assets reflect the value assigned to a noncompete agreement entered into as part of the Merger. The value is being amortized over five years at a rate intended to approximate the decline in the value of the agreement. Amortization expense for the two months ended June 30, 1996 was $640,000. Scheduled amortization for the next five years is $1,924,000 for the remainder of 1996, $1,540,000 in 1997, $513,000 in 1998, and $257,000 in each of 1999 and
2000.

Gas Imbalances

       The Company uses the sales method to account for gas imbalances. Under this method, revenue is recognized based on the cash received rather than the Company's proportionate share of gas produced. Gas imbalances at December 31, 1995 and June 30, 1996 were insignificant.

Financial Instruments

       The book value and estimated fair value of cash and equivalents was $1.0 million and $13.2 million at December 31, 1995 and June 30, 1996. The book value approximates fair value due to the short maturity of these instruments. The book value and estimated fair value of the Company's debt to parent and senior debt combined was $75.0 million and $116.3 million at December 31, 1995 and June 30, 1996. The fair value is presented at face value given its floating rate structure. The book value of the senior subordinated notes was $104.6 million at June 30, 1996. The estimated fair value was $104.1 million at that date. The fair value is estimated based on their price on the New York Stock Exchange.

Other

       All liquid investments with an original maturity of three months or less are considered to be cash equivalents.

       All cash payments for income taxes were made by SOCO during the six months ended June 30, 1995 and through May 2, 1996 at which point the Company began paying its own taxes. The Company was charged interest by SOCO on its debt to SOCO of $2.7 million and $1.6 million for the six months ended June 30, 1995 and 1996, which was reflected as an increase in debt to SOCO.

       Certain amounts in prior periods consolidated financial statements have been reclassified to conform with current classification.

       In the opinion of management, those adjustments to the financial statements (all of which are of a normal and recurring nature) necessary to present fairly the financial position and results of operations have been made. These interim financial statements should be read in conjunction with the Company's Proxy Statement/Prospectus dated April 2, 1996 (SEC Registration No. 333-572).

(3)    OIL AND GAS PROPERTIES

       The cost of oil and gas properties at December 31, 1995 and June 30, 1996 includes no significant unevaluated leasehold. Acreage is generally held for exploration, development or resale and its value, if any, is excluded from amortization. The following table sets forth costs incurred related to oil and gas properties.

                                                     Six
                                     Year Ended   Months Ended
                                     December 31,  June 30,
                                       1995          1996
                                   ------------  -------------
                                         (In thousands)

                       Acquisition   $    650   $218,297
                       Development     12,141        736
                       Exploration        416        149
                       Other               13         47
                                    ---------   --------
                                     $ 13,220   $219,229
                                    =========   ========

       On May 2, 1996, the Merger discussed in Note 1 was consummated. The following table summarizes the unaudited pro forma effects on the Company's financial statements assuming that the Merger and the Exchange Offer had been consummated on January 1, 1995 and 1996. Future results may differ substantially from pro forma results due to changes in these assumptions, changes in oil and gas prices, production declines and other factors. Therefore, pro forma statements cannot be considered indicative of future operations.

                                                                 Six Months Ended June 30,
                                                                 ------------------------
                                                                     1995          1996
                                                                    --------   ---------
                                                               (In thousands, except per share data)
                        Total revenues                             $ 56,560    $ 47,060
                        Depletion, depreciation and amortization   $ 32,443    $ 37,756
                        Production direct operating margin         $ 45,585    $ 27,945
                        Net income (loss)                          $   (884)   $ (3,653)
                        Net income (loss) per common share         $   (.12)   $   (.25)
                        Weighted average shares outstanding          20,000      20,000
                        Production volume (MBOE)                      5,146       3,684

(4)    INDEBTEDNESS

       The following indebtedness was outstanding on the respective dates:

                                            December 31,    June 30,
                                               1995           1996
                                            -----------     ---------
                                                  (In thousands)
                Bank credit facilities      $    -          $116,296
                Less current portion             -                 -
                                            --------        --------
                     Senior debt, net       $    -          $116,296
                                            ========        ========

                Senior subordinated notes   $    -          $104,617
                                            ========        ========

                Debt to parent              $ 75,000        $      -
                                            ========        ========

       Simultaneously with the Merger, the Company entered into a bank credit agreement. The agreement consists of (a) a facility provided to the Company and SOCO Wattenberg (the "Company Facility") and (b) a facility provided to GOG (the "GOG Facility").

       The Company Facility consists of a term loan facility (the "Company Term Facility") in an amount up to $87 million and a revolving credit facility (the "Company Revolving Facility") in an aggregate amount up to $102 million. The Company Term Facility will be available to fund loans from Patina and/or SOCO Wattenberg to GOG (the "Intercompany Loan") to finance purchases of the GOG 11.75% Senior Subordinated Notes until the first anniversary of the Merger. At June 30, 1996, the Company had not utilized the Company Term Facility. The amount available for borrowing under the Company Revolving Facility will be limited to a semiannually adjusted borrowing base that equaled $102 million at June 30, 1996. At June 30, 1996, $81.8 million was outstanding under the Company Revolving Facility.

       The GOG Facility is a revolving credit facility in an aggregate amount up to $51 million. The amount available for borrowing under the GOG Facility will be limited to a fluctuating borrowing base that equaled $51 million at June 30, 1996. At June 30, 1996, $34.5 million was outstanding under the GOG Facility. The GOG Facility was used primarily to refinance GOG's previous bank credit facility and pay costs associated with the Merger.

       The borrowers may elect that all or a portion of the credit facilities bear interest at a rate per annum equal to: (i) the higher of (a) prime rate plus a margin equal to .25% with respect to the GOG Facility and the Company Revolving Facility and .75% increasing by 1% on the first anniversary of the Merger and by .5% every six months thereafter with respect to the Company Term Facility (the "Applicable Margin") and (b) the Federal Funds Effective Rate plus
 .5% plus the Applicable Margin, or (ii) the rate at which eurodollar deposits for one, two, three or six months (as selected by the applicable borrower) are offered in the interbank eurodollar market in the approximated amount of the requested borrowing (the "Eurodollar Rate") plus 1.25%, with respect to the GOG Facility and the Company Revolving Facility, and 1.5% increasing by 1% on the first anniversary of the Merger and by .5% every six months thereafter with respect to the Company Term Facility (the "Eurodollar Margin"). During the period subsequent to the Merger through June 30, 1996, the average interest rate under the facilities approximated 7.0%.

       The bank credit agreement contains certain financial covenants, including but not limited to a maximum total debt to capitalization ratio, a maximum total debt to EBITDA ratio and a minimum current ratio. The bank credit agreement also contains certain negative covenants, including but not limited to restrictions on indebtedness; certain liens; guaranties, speculative derivatives and other similar obligations; asset dispositions; dividends, loans and advances; creation of subsidiaries; investments; leases; acquisitions; mergers; changes in fiscal year; transactions with affiliates; changes in business conducted; sale and leaseback and operating lease transactions; sale of receivables; prepayment of other indebtedness; amendments to principal documents; negative pledge clauses; issuance of securities; and non-speculative commodity hedging.

       Simultaneously with the Merger, the Company recorded $100 million of Senior Subordinated Notes due July 15, 2004 issued by GOG on July 1, 1994. In connection with the Merger, the Company repurchased $1.2 million of the notes. As part of the purchase accounting, the remaining notes have been reflected in the accompanying financial statements at a market value of $104.6 million or 105.875% of their principal amount. Interest is payable each January 15 and July
15. The Notes are redeemable at the option of GOG, in whole or in part, at any time on or after July 15, 1999, initially at 105.875% of their principal amount, declining to 100% on or after July 15, 2001. Upon the occurrence of a change of control, as defined in the Notes, GOG would be obligated to make an offer to purchase all outstanding Notes at a price of 101% of the principal amount thereof. In addition, GOG would be obligated, subject to certain conditions, to make offers to purchase Notes with the net cash proceeds of certain asset sales or other dispositions of assets at a price of 101% of the principal amount thereof. The Notes are unsecured general obligations of GOG and are subordinated to all senior indebtedness of GOG and to any existing and future indebtedness of GOG's subsidiaries.

       The Notes contain covenants that, among other things, limit the ability of GOG to incur additional indebtedness, pay dividends, engage in transactions with shareholders and affiliates, create liens, sell assets, engage in mergers and consolidations and make investments in unrestricted subsidiaries. Specifically, the Notes restrict GOG from incurring indebtedness (exclusive of the Notes) in excess of approximately $51 million, if after giving effect to the incurrence of such additional indebtedness and the receipt and application of the proceeds therefrom, GOG's interest coverage ratio is less than 2.5:1 or adjusted consolidated net tangible assets is less than 150% of the aggregate indebtedness of GOG. GOG currently does not meet the interest coverage ratio necessary to incur indebtedness in excess of approximately $51 million primarily as a result of lower than anticipated commodity prices.

       Prior to the Merger, SOCO financed all of the Company's activities. A portion of such financing was considered to be an investment by parent in the Company with the remaining portion being considered Debt to parent. The portion considered to be Debt to parent versus an investment by parent was a discretionary percentage determined by SOCO after consideration of the Company's internally generated cash flows and level of capital expenditures. Subsequent to the Merger, the $75 million debt to parent was paid in full and the Company does not expect SOCO to provide any additional funding.

       On the portion of such financing which was considered to be Debt to parent, interest was charged by SOCO to the Company. The Company was charged interest on the debt payable to SOCO at a rate which approximated the average interest rate being paid by SOCO under its revolving credit facility (7.0% and 6.4% for 1995 and the six months ended June 30, 1996).

       Scheduled maturities of indebtedness for the next five years are zero for the remainder of 1996, 1997 and 1998, $116.3 million in 1999 and zero in 2000. The long-term portion of the credit facilities are scheduled to expire in 1999; however, it is management's intent to review both the short-term and long-term facilities and extend the maturities on a regular basis.

     Cash payments for interest were zero and $649,000, respectively, for the six months ended June 30, 1995 and 1996.

(5)    STOCKHOLDERS' EQUITY

       A total of 40 million common shares, $.01 par value, are authorized of which 19.9 million were issued and outstanding at June 30, 1996. The Company issued 6.0 million shares in exchange for all of the outstanding stock of GOG upon consummation of the Merger. Of the 19.9 million shares outstanding, 2.0 million are designated as Series A Common Stock. The Series A Common Stock is identical to the common shares except that the Series A Common Stock is entitled to three votes per share rather than one vote per share. The Series A Common Stock is owned by SOCO and reverts to regular common shares upon certain conditions. During the second quarter 1996, the Company repurchased 135,000 shares of common stock for $923,000. No dividends have been paid on the Company's common stock as of June 30, 1996.

       A total of 5 million preferred shares, $.01 par value, are authorized of which 1.2 million were issued and outstanding at June 30, 1996. In May 1996, 1.2 million shares of 7.125% preferred stock were issued to certain GOG preferred shareholders electing to exchange their preferred shares in an exchange offer related to the consummation of the Merger. Thus there were no proceeds received related to this issuance. The stock is convertible into common stock at any time at $8.61 per share. The 7.125% preferred stock is redeemable at the option of the Company at any time after May 2, 1998 if the average closing price of the Patina common stock for 20 of the 30 days prior to not less than five days preceding the redemption date is greater than $12.92 per share or at any time after May 2, 1999. The liquidation preference is $25 per share, plus accrued and unpaid dividends. The Company paid $536,000 ($1.78 per 7.125% convertible share per annum) in preferred dividends during the six months ended June 30, 1996 and had accrued an additional $528,000 at June 30, 1996 for dividends.

       In 1996, the shareholders adopted a stock option plan for employees providing for the issuance of options at prices not less than fair market value. Options to acquire up to three million shares of common stock may be outstanding at any given time. The specific terms of grant and exercise are determinable by a committee of independent members of the Board of Directors. A total of 512,000 options were issued in May 1996. The options vest over a three-year period (30%, 60%, 100%) and expire five years from date of grant.

       In 1996, the shareholders adopted a stock grant and option plan (the "Directors' Plan") for non-employee Directors of the Company. The Directors' Plan provides for each non-employee Director to receive common shares having a market value equal to $2,250 quarterly in payment of one-half their retainer. A total of 1,412 shares were issued in June 1996. It also provides for 5,000 options to be granted annually to each non-employee Director. A total of 20,000 options were issued in May 1996. The options vest over a three-year period (30%, 60%, 100%) and expire five years from date of grant.

       Earnings per share are computed by dividing net income (loss), less dividends on preferred stock, by weighted average common shares outstanding. Net income (loss) available to common for the six months ended June 30, 1995 and 1996, was $(643,000) and $(2.6) million, respectively. Differences between primary and fully diluted earnings per share were insignificant for all periods presented.

(6)    FEDERAL INCOME TAXES

       Prior to the Merger, the Company had been included in the tax return of SOCO. Current and deferred income tax provisions allocated by SOCO were determined as though the Company filed as an independent company, making the same tax return elections used in SOCO's consolidated return. Subsequent to the Merger, the Company will not be included in the tax return of SOCO.

       A reconciliation of the statutory rate to the Company's effective rate as they apply to the benefit for the six months ended June 30, 1995 and 1996 follows:

                                                          Six Months Ended June 30,
                                                          ------------------------
                                                               1995        1996
                                                            ---------    --------
Federal statutory rate                                         (35%)       (35%)
Loss in excess of net deferred tax liability                      -         18%
                                                               -----       -----
Effective income tax rate                                      (35%)       (17%)
                                                               =====       =====

         For tax purposes, the Company had regular net operating loss carryforwards of $44.9 million and alternative minimum tax loss carryforwards of $3.2 million at December 31, 1995. These carryforwards expire between 2005 and 2009. No cash payments were made by the Company for federal taxes during 1994 and 1995. As discussed in Note 1, the accompanying financial statements include certain Wattenberg operations previously owned directly by SOCO. Accordingly, certain operating losses generated by these properties were retained by SOCO. In addition, certain taxable income generated by SOCO did not offset the Company's net operating loss carryforwards. The effect of such items has been reflected as a charge or credit in lieu of taxes in the Company's statement of changes in stockholder's equity.

(7)      MAJOR CUSTOMERS

         During the six months ended June 30, 1995 and 1996, Associated Natural Gas, Inc. accounted for 54% and 59%, Amoco Production Company accounted for 22% and 19%, and Total Petroleum accounted for 17% and 14% of revenues, respectively. Management believes that the loss of any individual purchaser would not have a long-term material adverse impact on the financial position or results of operations of the Company.

(8)      DEFERRED CREDITS

         In 1992, the Company formed a partnership to monetize its Section 29 tax credits. Through May 1996, a revenue increase of more than $.40 per Mcf was realized on production volumes from qualified Section 29 properties in this arrangement. The Company recognized $860,000 and $646,000 of this revenue during the six months ended June 30, 1995 and 1996, respectively. In May 1996, the Company terminated the partnership and simultaneously entered into a new agreement to monetize Section 29 tax credits. The new agreement provides for the Company to receive proceeds from Section 29 tax credits via a variable production payment. As a result, this arrangement is expected to increase revenue by more than $.40 per Mcf through 2002. Subsequent to June 30, 1996, the Company negotiated an agreement whereby additional Section 29 tax credits will be monetized under this same type of structure.

(9)      RELATED PARTY

         Prior to the Merger, the Company did not have its own employees. Employees, certain office space and furniture, fixtures and equipment were provided by SOCO. SOCO allocated general and administrative expenses to the Company based on its estimate of expenditures incurred on behalf of the Company. Subsequent to the Merger, certain field, administrative and executive employees of SOCO and GOG became employees of the Company. SOCO will continue to provide certain services to Patina under a corporate services agreement.

(10)     COMMITMENTS AND CONTINGENCIES

         In August 1995, SOCO was sued in the United States District Court of Colorado by seven plaintiffs purporting to represent all persons who, at any time since January 1, 1960, have had agreements providing for royalties from gas production in Colorado to be paid by SOCO under a number of various lease provisions. Substantially all liability under this suit has been assumed by Patina. In January 1996, GOG was also sued in a similar but separate action filed in the District Court in and for the City and County of Denver. The plaintiffs, in both suits, allege that the companies improperly deducted unspecified "post-production" costs incurred by the companies prior to calculating royalty payments in breach of the relevant lease provisions and that the companies fraudulently concealed that fact from the plaintiffs. The plaintiffs seek unspecified compensatory and punitive damages and a declaratory judgment that the companies are not permitted to deduct post-production costs prior to calculating royalties paid to the class. SOCO, Patina and GOG believe that costs deducted in calculating royalties are and have been proper under the relevant lease provisions, and they intend to defend these and any similar suits vigorously. At this time, the Company is unable to estimate the range of potential loss, if any, from this uncertainty. However, the Company believes the resolution of this uncertainty should not have a material adverse effect upon the Company's financial position, although an unfavorable outcome in any reporting period could have a material impact on the Company's results of operations for that period.

     In March 1996, a complaint was filed in the Court of Chancery for the State of Delaware against GOG and each of its directors, Brickell Partners v. Gerrity Oil & Gas Corporation, C.A. No. 14888 (Del. Ch.). The complaint alleges that the "action is brought (a) to restrain the defendants from consummating a merger which will benefit the holders of GOG's common stock at the expense of the holders of the Preferred and (b) to obtain a declaration that the terms of the proposed merger constitute a breach of the contractual rights of the Preferred." The complaint seeks, among other things, certification as a class action on behalf of all holders of GOG's preferred stock, a declaration that the defendants have committed an abuse of trust and have breached their fiduciary and contractual duties, an injunction enjoining the Merger and money damages. Defendants believe that the complaint is without merit and intend to vigorously defend against the action. At this time, the Company is unable to estimate the range of potential loss, if any, from this uncertainty. However, the Company believes the resolution of this uncertainty should not have a material adverse effect upon the Company's financial position, although an unfavorable outcome in any reporting period could have a material impact on the Company's results of operations for that period.

         The Company is a party to various other lawsuits incidental to its business, none of which are anticipated to have a material adverse impact on its financial position or results of operations.

                          PATINA OIL & GAS CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

     On May 2, 1996, Gerrity Oil & Gas Corporation ("GOG") was merged into a wholly owned subsidiary of the Company (the "Merger"). This transaction was accounted for as a purchase of GOG. Accordingly, the results of operations since the Merger reflect the impact of the acquisition.

     Total revenues for the three month and six month periods ended June 30, 1996 increased to $19.5 million and $30.1 million. The amounts represented increases of 51% and 11% as compared to the respective prior year periods. The revenue increases are due to the effect of the Merger and improved product prices in 1996. The net loss for the second quarter 1996 was $1.1 million compared to a net loss of $428,000 for the same period in 1995. The increase in net loss is primarily attributed to a significant increase in interest expense related to higher average debt balances outstanding and higher average interest rates due to the 11.75% Senior Subordinated Notes.

     Oil and gas sales less direct operating expenses were $15.7 million, a 52% increase from the prior year quarter. Average daily production in the second quarter of 1996 was 4,908 barrels and 69.8 MMcf (16,538 barrels of oil equivalent), increases of 28% and 10%, respectively. The production increases resulted solely from the Merger. Exclusive of the Merger, production continued to decline due to the Company's reduced development schedule and expected initial declines on the large number of wells drilled and completed in 1994 and early 1995. There were 64 wells placed on production in the first six months of 1995 compared to 1 well in the first six months of 1996. Total production volumes are expected to increase in the third quarter due to the full quarter effect of the Merger and a modest drilling and recompletion program initiated in the third quarter. However, from that point, while production is not expected to continue to decline at the current rate, a decrease is expected unless development drilling activity is substantially increased or additional acquisitions are consummated. The decision to increase development drilling is heavily dependent on the current prices being received for production. Unless prices increase significantly, development drilling is expected to be limited.

     Average oil prices increased to $20.24 per barrel compared to $17.24 received in the second quarter of 1995. Natural gas prices increased from $1.19 per Mcf in the first quarter of 1995 to $1.60 in 1996. The increase was primarily the result of prior year production being marketed under term arrangements which were based on Rocky Mountain region pricing (which remains depressed) whereas the 1996 production benefitted from a portion of these agreements expiring. This allowed the production to be sold at local spot prices which had increased as a result of higher demand and overall declining production in the DJ Basin. Direct operating expenses increased to $2.29 per BOE compared to $1.91 in the prior year quarter. The increase is primarily attributed to focusing more attention on enhancing production through performing workovers on existing properties rather than through development drilling. As a result of the Merger, the Company expects to realize efficiencies which will help hold direct operating expenses per BOE constant even if production continues to decline.

     General and administrative expenses, net of reimbursements, for second quarter 1996 were $1.6 million, a 19% increase from the same period in 1995 but only a 2% increase over first quarter 1996. The increases are the result of the Merger partially offset by reductions in allocated costs by SOCO. Prior to the Merger, the Company did not have its own employees. Employees and certain office space and furniture, fixtures and equipment were provided by SOCO. SOCO allocated general and administrative expenses based on estimates of expenditures incurred on behalf of the Company. The general and administrative expenses in 1996 through the Merger were lower than the expenses for the comparable period in 1995, reflecting the lower overhead associated with the reduced drilling activity and the Company's overall reduction in personnel.

     Interest and other expense was $3.7 million compared to $1.4 million in the second quarter of 1995. The increase is the result of an increase in the average outstanding debt levels due to additional debt recorded as a result of the Merger as well as debt incurred to finance certain costs related to the Merger. The Company's average interest rate climbed to 9.1% compared to 7.0% in the second quarter 1995. This increase is due primarily to the 11.75% Senior Subordinated Notes.

     Depletion, depreciation and amortization expense for the second quarter totalled $11.8 million, an increase of $3.4 million or 41% from the same period in 1995. The increase resulted from the increase in production and an increased depletion, depreciation and amortization rate of $7.81 per BOE compared to $6.36 in 1995. The primary cause for the increased rate was a downward revision in reserve quantities due to proved undeveloped reserves being classified as uneconomic at year end 1995 prices and the inclusion of the amortization of a noncompete agreement entered into in conjunction with the Merger.

Development, Acquisition and Exploration

     During the six months ended June 30, 1996, the Company incurred $219.2 million in capital expenditures. Of this amount, $218.3 million related to the acquisition of GOG by the issuance of stock of the Company. Capital expenditures, exclusive of acquisitions, totalled only $932,000 as the Company has continued to limit its development activity based on current Rocky Mountain natural gas prices.

Financial Condition and Capital Resources

     At June 30, 1996, the Company had total assets of $455.5 million. Total capitalization was $412.5 million, of which 46% was represented by stockholder's equity, 28% by senior debt and 26% by subordinated debt. During the six months ended June 30, 1996, net cash provided by operations was $15.0 million, as compared to $5.6 million for the same period in 1995. As of June 30, 1996, there were no commitments for capital expenditures. The Company anticipates that 1996 expenditures for development drilling, giving effect to the Merger, will be less than $10 million, which will allow for a reduction of indebtedness or provide funds to pursue additional acquisitions. The level of these and other future expenditures is largely discretionary, and the amount of funds devoted to any particular activity may increase or decrease significantly, depending on available opportunities and market conditions. The Company plans to finance its ongoing development, acquisition and exploration expenditures using internal cash flow, proceeds from asset sales and its bank credit facilities. In addition, joint ventures or future public and private offerings of debt or equity securities may be utilized. Due to restrictions outlined in GOG's various credit agreements, cash generated by GOG will be retained by GOG and will not be available to fund the Company's other operations.

     Prior to the Merger, SOCO financed all of the Company's activities. A portion of such financing was considered to be an investment by parent in the Company with the remaining portion being considered debt payable to SOCO. In conjunction with the Merger, the $75 million debt payable to SOCO was paid in full and the Company does not expect SOCO to provide any additional funding.

     Simultaneously with the Merger, the Company entered into a bank credit agreement. The agreement consists of (i) a facility provided to the Company and SOCO Wattenberg (the "Company Facility") and (ii) a facility provided to GOG (the "GOG Facility").

     The Company Facility consists of a term loan facility in an amount up to $87 million and a revolving credit facility in an aggregate amount up to $102 million. The term loan facility will be available to finance purchases of the GOG 11.75% Senior Subordinated Notes until the first anniversary of the Merger. At June 30, 1996, the Company had not utilized the term loan facility. The amount available for borrowing under the revolving credit facility will be limited to a semiannually adjusted borrowing base that equaled $102 million at June 30, 1996. At June 30, 1996, $81.8 million was outstanding under the revolving credit facility.

     The GOG Facility is a revolving credit facility in an aggregate amount up to $51 million. The amount available for borrowing under the GOG Facility will be limited to a fluctuating borrowing base that equaled $51 million at June 30, 1996. At June 30, 1996, $34.5 million was outstanding under the GOG Facility. The GOG Facility was used primarily to refinance GOG's previous bank credit facility and pay costs associated with the Merger.

     The bank credit agreement contains certain financial covenants, including but not limited to a maximum total debt to capitalization ratio, a maximum total debt to EBITDA ratio and a minimum current ratio. The bank credit agreement also contains certain negative covenants, including but not limited to restrictions on indebtedness; certain liens; guaranties, speculative derivatives and other similar obligations; asset dispositions; dividends, loans and advances; creation of subsidiaries; investments; leases; acquisitions; mergers; changes in fiscal year; transactions with affiliates;

changes in business conducted; sale and leaseback and operating lease transactions; sale of receivables; prepayment of other indebtedness; amendments to principal documents; negative pledge clauses; issuance of securities; and non-speculative commodity hedging.

     In 1992, the Company formed a partnership to monetize its Section 29 tax credits. Through May 1996, a revenue a increase of more than $.40 per Mcf was realized on production volumes from qualified Section 29 properties in this arrangement. The Company recognized $860,000 and $646,000 of this revenue during the six months ended June 30, 1995 and 1996, respectively. In May 1996, the Company terminated the partnership and simultaneously entered into a new agreement to monetize Section 29 tax credits. The new agreement provides for the Company to receive proceeds from Section 29 tax credits via a variable production payment. As a result, this arrangement is expected to increase revenue by more than $.40 per Mcf through 2002. Subsequent to June 30, 1996, the Company negotiated an agreement whereby additional Section 29 tax credits will be monetized under this same type of structure.

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

PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K


(a)      Exhibits -

        10.1.1 First Amendment to Credit Agreement dated June 28, 1996 by and among Patina, Gerrity Oil & Gas Corporation and SOCO Wattenberg Corporation, as Borrowers, and Texas Commerce Bank National Association, as Administrative Agent, and certain commercial lending institutions.

         10.3 Agreement dated July 16, 1996 by and between F. H. Smith, employee, and Patina Oil & Gas Corporation.

         10.4 Sublease Agreement dated as of May 1, 1996 by and between Snyder Oil Corporation, as Sublandlord, and Patina Oil & Gas Corporation, as Subtenant.

         27         Financial Data Schedule



(b)       Reports on Form 8-K -

          On May 17, 1996, the Company filed with the Securities and Exchange Commission a Current Report on Form 8-K. The Report disclosed under
          Item 1 information regarding the approval of the Amended Agreement and Plan of Merger among Snyder Oil Corporation, the Company, Patina Merger Corporation and Gerrity Oil & Gas Corporation.

                                                    SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                          PATINA OIL & GAS CORPORATION



                          By /s/ David J. Kornder
                            --------------------------------
                             David J. Kornder, Vice President
















August 13 1996