Form 10-Q
period 1996-09-30
PATINA OIL & GAS CORP
filed 1996-11-12
CIK 1006264

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

(MARK ONE)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    SEPTEMBER 30, 1996

                                                        OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to
                              -----------------  -----------------
            ---------------------------------------------------------

                         Commission file number 1-14344

                       PATINA OIL & GAS CORPORATION
--------------------------------------------------------------------------------

              DELAWARE                                        75-2629477
   -------------------------------                        ------------------
   (State or other jurisdiction of                         (I.R.S. Employer
   incorporation or organization)                         Identification No.)

       1625 BROADWAY, DENVER, COLORADO                          80202
   ----------------------------------------               ------------------
   (Address of principal executive offices)                   (Zip Code)

(Registrant's telephone number, including area code)     (303)389-3600
                                                      -------------------

--------------------------------------------------------------------------------

Former name,former address and former fiscal year, if changed since last report.

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No .

     There were 19,295,832 Common Shares outstanding as of November 7, 1996, of which 2,000,000 are designated as Series A Common Shares.

PART I.  FINANCIAL INFORMATION

         Patina Oil & Gas Corporation (the "Company") was incorporated in January 1996 to hold the assets and operations of Snyder Oil Corporation ("SOCO") in the Wattenberg Field and to facilitate the acquisition of Gerrity Oil & Gas Corporation ("GOG"). Previously, SOCO's Wattenberg operations had been conducted through SOCO or its wholly owned subsidiary, SOCO Wattenberg Corporation ("SWAT"). On May 2, 1996, SOCO contributed the balance of its Wattenberg assets to SWAT and transferred all of the shares of SWAT to the Company. Immediately thereafter, GOG merged into another wholly owned subsidiary of the Company ("the Merger"). As a result of these transactions, SWAT and GOG became subsidiaries of the Company. The results of operations of the Company for periods prior to the Merger reflected in these financial statements include only the historical results of SOCO's Wattenberg operations.

         The financial statements included herein have been prepared in conformity with generally accepted accounting principles. The statements are unaudited but reflect all adjustments which, in the opinion of management, are necessary to fairly present the Company's financial position and results of operations.



                                           PATINA OIL & GAS CORPORATION

                                            CONSOLIDATED BALANCE SHEETS
                                                  (IN THOUSANDS)
                                                                                  DECEMBER 31,     SEPTEMBER 30,
                                                                                      1995              1996
                                                                                  ------------    -------------
                                                                                                   (UNAUDITED)
                                                      ASSETS
  Current assets
     Cash and equivalents ......................................................  $     1,000       $     9,469
     Accounts receivable .......................................................        6,611            15,387
     Inventory and other .......................................................        2,000             2,669
                                                                                  -----------       -----------
                                                                                        9,611            27,525
                                                                                  -----------       -----------

Oil and gas properties, successful efforts method ..............................      333,513           551,908
     Accumulated depletion, depreciation and amortization ......................     (118,919)         (148,826)
                                                                                  -----------       -----------
                                                                                      214,594           403,082
                                                                                  -----------       -----------

Gas facilities and other .......................................................        4,775             6,034
     Accumulated depreciation ..................................................       (4,459)           (4,811)
                                                                                 ------------       -----------
                                                                                          316             1,223
                                                                                 ------------       -----------

Other assets, net ..............................................................       -                  3,528
                                                                                 ------------       -----------
                                                                                 $    224,521       $   435,358
                                                                                 ============       ===========

                                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
     Accounts payable .......................................................... $      3,852       $    15,480
     Accrued liabilities .......................................................          415             8,742
     Payable to parent .........................................................        5,344                56
                                                                                 ------------       -----------
                                                                                        9,611            24,278
                                                                                 ------------       -----------

Senior debt ....................................................................       -                101,250
Subordinated notes .............................................................       -                103,264
Debt to parent .................................................................       75,000            -
Other noncurrent liabilities ...................................................       26,247             6,657

Preferred stock of subsidiary ..................................................       -                  9,729
Commitments and contingencies

Stockholders' equity
     Preferred stock, $.01 par, 5,000,000 shares
         authorized, -0- and 1,204,847 shares issued
         and outstanding .......................................................       -                     12
     Common stock, $.01 par, 40,000,000 shares
         authorized, 14,000,000 and 19,867,232 shares
          issued and outstanding ...............................................          140               199
     Capital in excess of par value ............................................       -                193,387
     Investment by parent ......................................................      113,523            -
     Retained earnings (deficit) ...............................................       -                 (3,418)
                                                                                 ------------       -----------
                                                                                      113,663           190,180
                                                                                 ------------       -----------
                                                                                 $    224,521       $   435,358
                                                                                 ============       ===========


                         The  accompanying  notes are an integral  part of these statements.



                                           PATINA OIL & GAS CORPORATION

                                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                       (IN THOUSANDS EXCEPT PER SHARE DATA)



                                                                 THREE MONTHS                 NINE MONTHS
                                                             ENDED SEPTEMBER 30,          ENDED SEPTEMBER 30,
                                                          ------------------------       ---------------------
                                                            1995            1996           1995         1996
                                                          --------        --------       --------     --------
                                                                                (UNAUDITED)
Revenues
     Oil and gas sales .................................. $ 11,423        $ 22,729       $ 38,571     $ 52,546
     Other ..............................................        -             368             29          661
                                                          --------        --------       --------     --------

 ........................................................   11,423          23,097         38,600       53,207
                                                          --------        --------       --------     --------

Expenses
     Direct operating ...................................    2,201           4,161          6,967        9,562
     Exploration ........................................      194              18            333          167
     General and administrative .........................    1,071           1,547          4,613        4,661
     Interest and other .................................    1,349           4,808          4,118        9,787
     Depletion, depreciation and amortization ...........    7,372          13,232         24,323       31,955
                                                          --------        --------       --------     --------

Income (loss) before taxes ..............................     (764)           (669)        (1,754)      (2,925)
                                                          --------        --------       --------     --------

Provision (benefit) for income taxes
     Current ............................................   -               -              -            -
     Deferred ...........................................     (267)         -                (614)        (394)
                                                          --------        --------       --------     --------
                                                              (267)         -                (614)        (394)
                                                          --------        --------       --------     --------

Net income (loss) ....................................... $   (497)       $   (669)      $ (1,140)    $ (2,531)
                                                          ========        ========       ========     ========

Net income (loss) per common share ...................... $   (.04)       $   (.07)      $   (.08)    $   (.23)
                                                          ========        ========       ========     ========

Weighted average shares outstanding .....................   14,000          19,866         14,000       17,271
                                                          ========        ========       ========     ========


                         The  accompanying  notes are an integral  part of these statements.



                                           PATINA OIL & GAS CORPORATION

                                       CONSOLIDATED STATEMENTS OF CHANGES IN
                                               STOCKHOLDERS' EQUITY
                                                  (IN THOUSANDS)


                                           PREFERRED STOCK       COMMON STOCK        CAPITAL IN                    RETAINED
                                           ---------------      ---------------       EXCESS OF     INVESTMENT     EARNINGS
                                           SHARES   AMOUNT      SHARES   AMOUNT       PAR VALUE      BY PARENT     (DEFICIT)
                                           ------   ------      ------   ------       ---------      ---------     ---------
Balance, December 31, 1994 ...............   -      $  -        14,000   $  140       $   -         $ 115,706      $   -

Credit in lieu of taxes ..................   -         -          -         -             -             1,107          -

Change in investment by parent ...........   -         -          -         -             -            (1,196)         -

Net loss .................................   -         -          -         -             -            (2,094)         -
                                           ------   ------      ------   ------       ---------      ---------     ---------

Balance, December 31, 1995 ...............  -          -        14,000      140           -           113,523          -

Credit in lieu of taxes ..................  -          -          -         -             -               171          -

Change in investment by parent ...........  -          -          -         -             -            (7,514)         -

Net loss through the Merger date .........  -          -          -         -             -              (532)         -

Merger ................................... 1,205        12       6,000       60        194,291       (105,648)         -

Issuance of common .......................  -          -             2      -               18           -             -

Repurchase of common .....................  -          -          (135)      (1)          (922)          -            -

Preferred dividends ......................  -          -          -         -             -              -          (1,419)

Net loss subsequent to the Merger ........  -          -          -         -             -              -          (1,999)
                                          ------   ------      ------   ------       ---------      ---------     ---------

Balance, September 30, 1996
         (Unaudited)                       1,205   $   12      19,867   $  199       $ 193,387      $    -        $ (3,418)
                                          ======   ======      ======   ======       =========      =========     ========



                         The  accompanying  notes are an integral  part of these statements.

                                           PATINA OIL & GAS CORPORATION

                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                  (IN THOUSANDS)


                                                                                      NINE MONTHS
                                                                                  ENDED SEPTEMBER 30,
                                                                            ------------------------------
                                                                               1995                1996
                                                                            ----------          ----------
                                                                                     (UNAUDITED)

Operating activities
     Net income (loss) .................................................... $   (1,140)         $   (2,531)
     Adjustments to reconcile net income (loss) to net
         cash provided by operations
              Exploration expense .........................................        333                 167
              Depletion, depreciation and amortization ....................     24,323              31,955
              Deferred taxes ..............................................       (614)               (394)
              Amortization of deferred credits ............................     (1,606)               (605)
              Changes in current and other assets and liabilities
                  Decrease in
                      Accounts receivable .................................      3,151               4,904
                      Inventory and other .................................       -                    304
                  Increase (decrease) in
                      Accounts payable ....................................     (8,032)             (4,085)
                      Accrued liabilities .................................        535               1,428
                      Other liabilities ...................................     -                    2,357
                                                                            ----------           ---------

              Net cash provided by operations .............................     16,950              33,500
                                                                            ----------           ---------

Investing activities
     Acquisition, development and exploration .............................    (20,625)             (3,042)
     Merger expenditures, net of cash acquired ............................          -              (2,019)
     Sale of  oil and gas properties ......................................        782               1,111
                                                                            ----------           ---------

              Net cash used by investing ..................................    (19,843)             (3,950)
                                                                            ----------           ---------

Financing activities
     Increase (decrease) in payable/debt to parent                                   -             (80,288)
     Increase (decrease) in indebtedness ...................................    (4,333)             79,783
     Deferred credits ......................................................     2,961                 814
     Change in investment by parent ........................................     4,265              (7,514)
     Cost of common stock issuance .........................................      -                (11,534)
     Repurchase of common stock ............................................      -                   (923)
     Preferred dividends ...................................................      -                 (1,419)
                                                                            ----------           ----------

              Net cash realized (used) by financing ........................     2,893             (21,081)
                                                                            ----------           ----------

Increase in cash ...........................................................      -                  8,469
Cash and equivalents, beginning of period ..................................     1,000               1,000
                                                                            ----------           ---------
Cash and equivalents, end of period                                         $    1,000           $   9,469
                                                                            ==========           =========



                         The  accompanying  notes are an integral  part of these statements.

                                                         6

                          PATINA OIL & GAS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



(1)    ORGANIZATION AND NATURE OF BUSINESS

       Patina Oil & Gas Corporation (the "Company"), a Delaware corporation, was incorporated in January 1996 to hold the assets and operations of Snyder Oil Corporation ("SOCO") in the Wattenberg Field and to facilitate the acquisition of Gerrity Oil & Gas Corporation ("GOG"). Previously, SOCO's Wattenberg operations had been conducted through SOCO or its wholly owned subsidiary, SOCO Wattenberg Corporation ("SWAT"). On May 2, 1996, SOCO contributed the balance of its Wattenberg assets to SWAT and transferred all of the shares of SWAT to the Company. Immediately thereafter, GOG merged into another wholly owned subsidiary of the Company (the "Merger"). As a result of these transactions, SWAT and GOG became subsidiaries of the Company. The Company's operations currently consist of the acquisition, development, production and exploration of oil and gas properties in the Wattenberg Field.

       SOCO currently owns approximately 73% of the common stock of the Company. In conjunction with the Merger, the Company offered to exchange the Company's preferred stock for GOG's preferred stock (the "Original Exchange Offer"). A total of 1,204,847 shares were issued in exchange for approximately 75% of GOG's preferred stock. Subsequent to quarter end, GOG's certificate of incorporation was amended to provide that all shares of GOG's preferred stock not exchanged in the Original Exchange Offer be exchanged for the Company's preferred stock on the same terms as the Original Exchange Offer. The expected dividend payments resulting from this exchange have been accrued at September 30, 1996. Upon consummation of this exchange, the Company will have approximately 1.6 million preferred shares outstanding.

       The above transactions were accounted for as a purchase of GOG. The amounts and results of operations of the Company for periods prior to the Merger reflected in these financial statements include the historical amounts and results of SOCO's Wattenberg operations. Certain amounts in the accompanying financial statements have been allocated in a reasonable and consistent manner in order to depict the historical financial position, results of operations and cash flows of the Company on a stand-alone basis prior to the Merger.

(2)    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Risks and Uncertainties

       Historically, the market for oil and gas has experienced significant price fluctuations. Prices for natural gas in the Rocky Mountain region have traditionally been particularly volatile and have been depressed since 1994. In large part, the decreased prices are the result of mild weather, increased production in the region and limited transportation capacity to other regions of the country. Subsequent to September 30, 1996, both oil and natural gas prices have increased considerably, however, there can be no assurance that these increases will be sustained. Increases or decreases in prices received could have a significant impact on the Company's future results of operations.

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

Producing Activities

       The Company utilizes the successful efforts method of accounting for its oil and gas properties. Consequently, leasehold costs are capitalized when incurred. Unproved properties are assessed periodically within specific geographic areas and impairments in value are charged to expense. Exploratory expenses, including geological and geophysical expenses and delay rentals, are charged to expense as incurred. Exploratory drilling costs are initially capitalized, but charged to expense if and when the well is determined to be unsuccessful. Costs of productive wells, unsuccessfuldevelopmental wells and productive leases are capitalized and amortized on a unit-of-production basis over the life of the remaining proved or proved developed reserves, as applicable. Gas is converted to equivalent barrels at the rate of 6 Mcf to 1 barrel. Amortization of capitalized costs has generally been provided over the entire DJ Basin as the wells are located in the same reservoir. The Company expects to review the appropriateness of this policy in the fourth quarter of 1996. No accrual has been provided for estimated future abandonment costs as management estimates that salvage value will approximate such costs.

       During the fourth quarter of 1995, the Company adopted Statement of Financial Accounting Standards No. 121 ("SFAS 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of ". SFAS 121 requires the Company to assess the need for an impairment of capitalized costs of oil and gas properties on a field-by-field basis. During the nine months ended September 30, 1995 and 1996, the Company did not provide for any impairments. Changes in the underlying assumptions or the amortization units could, however, result in impairments in the future.

       Other assets reflect the value assigned to a noncompete agreement entered into as part of the Merger. The value is being amortized over five years at a rate intended to approximate the decline in the value of the agreement. Amortization expense for the nine months ended September 30, 1996 was $1,603,000. Scheduled amortization for the next five years is $1,029,000 for the remainder of 1996, $1,500,000 in 1997, $500,000 in 1998, and $250,000 in each of
1999 and 2000.

Section 29 Tax Credits

       The Company  from time to time enters into  arrangements  to monetize its
Section 29 tax credits. These arrangements result in revenue increases of approximately $.40 per Mcf on production volumes from qualified Section 29 properties. As a result of such arrangements, the Company recognized additional gas revenues of $1.6 million and $1.2 million during the nine months ended September 30, 1995 and 1996, respectively. These arrangements are expected to increase revenues through 2002.

Gas Imbalances

       The Company uses the sales method to account for gas imbalances. Under this method, revenue is recognized based on the cash received rather than the Company's proportionate share of gas produced. Gas imbalances at December 31, 1995 and September 30, 1996 were insignificant.

Financial Instruments

       The book value and estimated fair value of cash and equivalents was $1.0 million and $9.5 million at December 31, 1995 and September 30, 1996. The book value approximates fair value due to the short maturity of these instruments. The book value and estimated fair value of the Company's debt to parent and senior debt combined was $75.0 million and $101.3 million at December 31, 1995 and September 30, 1996. The fair value is presented at face value given its floating rate structure. The book value of the Senior Subordinated Notes ("Subordinated Notes" or "Notes") was $103.3 million and the estimated fair value was $104.2 million at September 30, 1996. The fair value is estimated based on their price on the New York Stock Exchange.

       In September and October 1996, the Company entered into various swap sales contracts with a weighted average oil price (NYMEX based) of $22.87 for contract volumes of 295,000 barrels of oil for October 1996 through February 1997. The Company also sold calls for $255,000 on its production of 255,000 barrels of oil for October 1996 through March 1997 at a weighted average oil price of $23.51 (NYMEX based).

Other

       All liquid investments with an original maturity of three months or less are considered to be cash equivalents.


       All cash payments for income taxes were made by SOCO during the nine months ended September 30, 1995 and through May 2, 1996 at which point the Company began paying its own taxes. The Company was charged interest by SOCO on its debt to SOCO of $4.1 million and $1.6 million for the nine months ended September 30, 1995 and through May 2, 1996, which was reflected as an increase in debt to SOCO.

       Certain amounts in prior period consolidated financial statements have been reclassified to conform with current classification.

       In the opinion of management, those adjustments to the financial statements (all of which are of a normal and recurring nature) necessary to present fairly the financial position and results of operations have been made. These interim financial statements should be read in conjunction with the Company's Proxy Statement/Prospectus dated April 2, 1996 (SEC Registration No. 333-572).

(3)    OIL AND GAS PROPERTIES

       The cost of oil and gas properties at December 31, 1995 and September 30, 1996 includes no significant unevaluated leasehold. Acreage is generally held for exploration, development or resale and its value, if any, is excluded from amortization. The following table sets forth costs incurred related to oil and gas properties.

                                                                                          NINE
                                                                     YEAR ENDED       MONTHS ENDED
                                                                     DECEMBER 31,      SEPTEMBER 30,
                                                                         1995                1996
                                                                     ------------      -----------
                                                                            (IN THOUSANDS)
          Acquisition .............................................   $      650        $ 216,864
          Development .............................................       12,141            2,642
          Exploration .............................................          416              167
          Other ...................................................           13               47
                                                                      ----------        ---------
                                                                      $   13,220        $ 219,720
                                                                      ==========        =========


       Due to management's focus on effectively combining the predecessor companies, minimal development activity was undertaken during the first nine months of 1996. With the recent increase in commodity prices and significant progress made in consolidating the operations of GOG and SWAT, the Company has begun to increase development expenditures. The Company anticipates incurring development expenditures of approximately $5 million in the fourth quarter of 1996.

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

                                                                              NINE MONTHS ENDED SEPTEMBER 30,
                                                                                 1995                   1996
                                                                            -------------            -----------
                                                                            (IN THOUSANDS, EXCEPT PER SHARE DATA)

       Total revenues ........................................................   $ 80,005               $ 70,157
       Gross operating margin ................................................   $ 65,886               $ 57,396
       Depletion, depreciation and amortization ..............................   $ 49,968               $ 40,607
       Net income (loss) .....................................................   $ (8,815)              $ (6,191)
       Net income (loss) per common share ....................................   $   (.44)              $   (.31)
       Weighted average shares outstanding ...................................     20,000                 19,943


(4)    INDEBTEDNESS

       The following indebtedness was outstanding on the respective dates:

                                                                      DECEMBER 31,             SEPTEMBER 30,
                                                                             1995                    1996
                                                                      -------------            -------------
                                                                                  (IN THOUSANDS)
           Bank facilities ........................................   $      -                   $   101,250
           Less current portion ...................................          -                          -
                                                                      -------------              -----------
                Senior debt, net ..................................   $      -                   $   101,250
                                                                      =============              ===========
           Subordinated notes .....................................   $      -                   $   103,264
                                                                      =============              ===========
           Debt to parent .........................................   $      75,000              $      -
                                                                      =============              ===========

       As of November 4, 1996, the Company had approximately $195.2 million of debt outstanding, consisting of $92.0 million of senior debt and $103.2 million of Subordinated Notes.

       Simultaneously with the Merger, the Company entered into a bank credit agreement. The agreement consists of (a) a facility provided to the Company and SOCO Wattenberg (the "Company Facility") and (b) a facility provided to GOG (the "GOG Facility").

       The Company Facility is a revolving credit facility in an aggregate amount up to $102 million. The amount available for borrowing under the Company Facility is limited to a semiannually adjusted borrowing base that equaled $102 million at September 30, 1996. At September 30, 1996, $73.3 million was outstanding under the Company Facility. On November 1, 1996, the borrowing base was adjusted to $85 million. Prior to September 30, 1996, the Company had a term loan facility in an amount up to $87 million. This term loan facility was available to fund GOG's repurchases of the Subordinated Notes. At September 30, 1996, the Company had not utilized the term loan facility and it was cancelled.

       The GOG Facility is a revolving credit facility in an aggregate amount up to $51 million. The amount available for borrowing under the GOG Facility is limited to a semiannually adjusted borrowing base that equaled $51 million at September 30, 1996. At September 30, 1996, $28.0 million was outstanding under the GOG Facility. On November 1, 1996, the borrowing base was adjusted to $35 million. The GOG Facility was used primarily to refinance GOG's previous bank credit facility and pay costs associated with the Merger.

       The borrowers may elect that all or a portion of the credit facilities bear interest at a rate per annum equal to: (I) the higher of (a) prime rate plus a margin equal to .25% (the "Applicable Margin") or (b) the Federal Funds Effective Rate plus .5% plus the Applicable Margin, or (ii) the rate at which eurodollar deposits for one, two, three or six months (as selected by the applicable borrower) are offered in the interbank eurodollar market in the approximated amount of the requested borrowing (the "Eurodollar Rate") plus 1.25% (the "Eurodollar Margin"). During the period subsequent to the Merger through September 30, 1996, the average interest rate under the facilities approximated 6.9%.

       The bank credit agreement contains certain financial covenants, including but not limited to, a maximum total debt to capitalization ratio, a maximum total debt to EBITDA ratio and a minimum current ratio. The bank credit agreement also contains certain negative covenants, including but not limited to restrictions on indebtedness; certain liens; guaranties, speculative derivatives and other similar obligations; asset dispositions; dividends, loans and advances; creation of subsidiaries; investments; leases; acquisitions; mergers; changes in fiscal year; transactions with affiliates; changes in business conducted; sale and leaseback and operating lease transactions; sale of receivables; prepayment of other indebtedness; amendments to principal documents; negative pledge clauses; issuance of securities; and non-speculative commodity hedging.

       Simultaneously with the Merger, the Company recorded $100 million of Senior Subordinated Notes due July 15, 2004 issued by GOG on July 1, 1994. In connection with the Merger, the Company repurchased $1.2 million of the

Notes. The Company has also repurchased an additional $1.3 million of the Notes. As part of the purchase accounting, the remaining Notes have been reflected in the accompanying financial statements at a market value of $103.3 million or 105.875% of their principal amount. Interest is payable each January 15 and July
15. The Notes are redeemable at the option of GOG, in whole or in part, at any time on or after July 15, 1999, initially at 105.875% of their principal amount, declining to 100% on or after July 15, 2001. Upon the occurrence of a change of control, as defined in the Notes, GOG would be obligated to make an offer to purchase all outstanding Notes at a price of 101% of the principal amount thereof. In addition, GOG would be obligated, subject to certain conditions, to make offers to purchase Notes with the net cash proceeds of certain asset sales or other dispositions of assets at a price of 101% of the principal amount thereof. The Notes are unsecured general obligations of GOG and are subordinated to all senior indebtedness of GOG and to any existing and future indebtedness of GOG's subsidiaries.

       The Notes contain covenants that, among other things, limit the ability of GOG to incur additional indebtedness, pay dividends, engage in transactions with shareholders and affiliates, create liens, sell assets, engage in mergers and consolidations and make investments in unrestricted subsidiaries. Specifically, the Notes restrict GOG from incurring indebtedness (exclusive of the Notes) in excess of approximately $51 million, if after giving effect to the incurrence of such additional indebtedness and the receipt and application of the proceeds therefrom, GOG's interest coverage ratio is less than 2.5:1 or adjusted consolidated net tangible assets is less than 150% of the aggregate indebtedness of GOG. GOG currently does not meet the interest coverage ratio necessary to incur indebtedness in excess of approximately $51 million.

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

       On the portion of such financing which was considered to be Debt to parent, SOCO charged interest at a rate which approximated the average interest rate being paid by SOCO under its revolving credit facility (7.0% and 6.9% for the nine months ended September 30, 1995 and the five months ended May 2, 1996, respectively).

       Scheduled maturities of indebtedness for the next five years are zero for the remainder of 1996, 1997 and 1998, $101.3 million in 1999 and zero in 2000. The long-term portions of the credit facilities are scheduled to expire in 1999; however, it is management's intent to review both the short-term and long-term facilities and extend the maturities on a regular basis.

       Cash payments for interest were zero and $8.2 million for the nine months ended September 30, 1995 and 1996, respectively.

(5)    STOCKHOLDERS' EQUITY

       A total of 40 million common shares, $.01 par value, are authorized of which 19.9 million were issued and outstanding at September 30, 1996. The Company issued 6.0 million shares in exchange for all of the outstanding stock of GOG upon consummation of the Merger. Of the 19.9 million shares outstanding, 2 million are designated as Series A Common Stock. The Series A Common Stock is identical to the common shares except that the Series A Common Stock is entitled to three votes per share rather than one vote per share. The Series A Common Stock is owned by SOCO and reverts to regular common shares upon certain conditions. During the second quarter 1996, the Company repurchased 135,400 shares of common stock for $923,000. Subsequent to September 30, 1996 the Company repurchased 571,400 shares of common stock, 500,000 warrants issued to Gerrity's former chief executive officer, and 80,549 warrants for total consideration of $5.1 million. No dividends have been paid on common stock as of September 30, 1996.

       A total of 5 million preferred shares, $.01 par value, are authorized of which 1.2 million were issued and outstanding at September 30, 1996. In May 1996, 1.2 million shares of 7.125% preferred stock were issued to certain GOG preferred shareholders electing to exchange their preferred shares in the Original Exchange Offer. Thus there were no proceeds received related to this issuance. The stock is convertible into common stock at any time at $8.61 per share.

The 7.125% preferred stock is redeemable at the option of the Company at any time after May 2, 1998 if the average closing price of the Patina common stock for 20 of the 30 days prior to not less than five days preceding the redemption date is greater than $12.92 per share or at any time after May 2, 1999. The liquidation preference is $25 per share, plus accrued and unpaid dividends. The Company paid $1.1 million ($1.78 per 7.125% convertible share per annum) in preferred dividends during the nine months ended September 30, 1996 and had accrued an additional $701,000 at September 30, 1996 for dividends.

       In 1996, the shareholders adopted a stock option plan for employees providing for the issuance of options at prices not less than fair market value. Options to acquire up to three million shares of common stock may be outstanding at any given time. The specific terms of grant and exercise are determinable by a committee of independent members of the Board of Directors. A total of 512,000 options were issued in May 1996 with an exercise price of $7.75 per common share. The options vest over a three-year period (30%, 60%, 100%) and expire five years from date of grant.

       In 1996, the shareholders adopted a stock grant and option plan (the "Directors' Plan") for non-employee Directors of the Company. The Directors' Plan provides for each non-employee Director to receive common shares having a market value equal to $2,250 quarterly in payment of one-half their retainer. A total of 2,632 shares have been issued to date in 1996. It also provides for 5,000 options to be granted annually to each non-employee Director. A total of 20,000 options were issued in May 1996 with an exercise price of $7.75 per common share. The options vest over a three-year period (30%, 60%, 100%) and expire five years from date of grant.

       Earnings per share are computed by dividing net income, less dividends on preferred stock, by weighted average common shares outstanding. Net loss applicable to common for the nine months ended September 30, 1995 and 1996, was $1,140,000 and $3,950,000, respectively. Differences between primary and fully diluted earnings per share were insignificant for all periods presented.

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

       A reconciliation of the statutory rate to the Company's effective rate as they apply to the benefit for the nine months ended September 30, 1995 and 1996 follows:

                                                                     NINE MONTHS ENDED SEPTEMBER 30,
                                                                        1995                 1996
                                                                     ----------           ----------
Federal statutory rate ...........................................      (35%)                 (35%)
Loss in excess of net deferred tax liability .....................        -                    22%
                                                                     ----------           ----------
Effective income tax rate                                               (35%)                 (13%)
                                                                     ==========           ==========

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

(7)      MAJOR CUSTOMERS

         During the nine months ended September 30, 1995 and 1996, PanEnergy, Inc. accounted for 54% and 33%, Amoco Production Company accounted for 22% and 20%, and Total Petroleum accounted for 17% and 12% of revenues, respectively.

Management believes that the loss of any individual purchaser would not have a long-term material adverse impact on the financial position or results of operations of the Company.


(8)      RELATED PARTY

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

(9)      COMMITMENTS AND CONTINGENCIES

         In August 1995, SOCO was sued in the United States District Court of Colorado by plaintiffs purporting to represent all persons who, at any time since January 1, 1960, have had agreements providing for royalties from gas production in Colorado to be paid by SOCO under various lease provisions. Substantially all liability under this suit was assumed by Patina upon its formation. In January 1996, GOG was also sued in a similar but separate action filed in the Colorado State Court. The plaintiffs, in both suits, allege that the companies improperly deducted unspecified "post-production" costs in calculating royalty payments in breach of the relevant lease provisions and that fact was fraudulently concealed from the plaintiffs. The plaintiffs seek unspecified compensatory and punitive damages and a declaratory judgment that the companies are not permitted to deduct post-production costs prior to calculating royalties paid to the class. The Company, SOCO and GOG believe that costs deducted in calculating royalties are and have been proper under the relevant lease provisions, and they intend to defend these and any similar suits vigorously. At this time, the Company is unable to estimate the range of potential loss, if any. However, the Company believes the resolution of this uncertainty should not have a material adverse effect upon the Company's financial position, although an unfavorable outcome in any reporting period could have a material impact on results for that period.

         In March 1996, a complaint was filed in the Court of Chancery for the State of Delaware against GOG and each of its directors, Brickell Partners v. Gerrity Oil & Gas Corporation, C.A. No. 14888 (Del. Ch.). The complaint alleges that the "action is brought (a) to restrain the defendants from consummating a merger which will benefit the holders of GOG's common stock at the expense of the holders of the Preferred and (b) to obtain a declaration that the terms of the proposed merger constitute a breach of the contractual rights of the Preferred." The complaint seeks, among other things, certification as a class action on behalf of all holders of GOG's preferred stock, a declaration that the defendants have committed an abuse of trust and have breached their fiduciary and contractual duties, an injunction enjoining the Merger and money damages. Defendants believe that the complaint is without merit and intend to vigorously defend against the action. At this time, the Company is unable to estimate the range of potential loss, if any, from this uncertainty. However, the Company believes the resolution of this uncertainty should not have a material adverse effect upon the Company's financial position, although an unfavorable outcome in any reporting period could have a material impact on results for that period.

         The Company is a party to various other lawsuits incidental to its business, none of which are anticipated to have a material adverse impact on its financial position or results of operations.

                          PATINA OIL & GAS CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     On May 2, 1996, Gerrity Oil & Gas Corporation ("GOG") was merged into a wholly owned subsidiary of the Company (the "Merger"). This transaction was accounted for as a purchase of GOG. Accordingly, the results of operations since the Merger reflect the impact of the purchase.

     Total revenues for the three month and nine month periods ended September 30, 1996 increased to $23.1 million and $53.2 million. The amounts represented increases of 102% and 38% as compared to the respective prior year periods. The revenue increases are due to the effect of the Merger and improved product prices in 1996. The net loss for the third quarter 1996 was $669,000 compared to a net loss of $497,000 for the same period in 1995. The increase in net loss is primarily attributed to a significant increase in interest expense related to higher average debt balances outstanding and higher average interest rates due to the Subordinated Notes and higher depletion expense.

     Oil and gas sales less direct operating expenses for the three months ended September 30, 1996 were $18.6 million, a 101% increase from the prior year period. Average daily production in the third quarter of 1996 was 5,529 barrels and 74.8 MMcf (18,004 barrels of oil equivalent), increases of 60% and 37%, respectively. The production increases resulted solely from the Merger. Exclusive of the Merger, production continued to decline due to the Company's reduced development schedule and expected initial declines on the large number of wells drilled and completed in 1994 and early 1995. There were 68 wells placed on production in the first nine months of 1995 compared to seven wells in the first nine months of 1996. Total production volumes increased in the third quarter due to the full quarter effect of the Merger and a modest drilling and recompletion program which was initiated in the third quarter. However, in the future, while production is not expected to continue to decline at the current rate, a decrease is expected unless development drilling activity is substantially increased or additional acquisitions are consummated. The decision to increase development drilling is heavily dependent on the commodity prices being received for production. However, unless prices increase significantly, development drilling is expected to remain limited.

     Average oil prices increased to $19.92 per barrel compared to $15.90 received in the third quarter of 1995. Natural gas prices increased from $1.27 per Mcf in the third quarter of 1995 to $1.83 in 1996. The increase in natural gas prices was primarily the result of prior year production being marketed under term arrangements which were based on Rocky Mountain region pricing (which was depressed) whereas the 1996 production benefitted from several factors. A portion of these term arrangements expired during 1996 which allowed the production to be sold at local spot prices which had increased as a result of higher demand and overall declining production in the DJ Basin. In addition, enhanced marketing results combined with higher natural gas liquids prices contributed to the overall price increase. Direct operating expenses increased to $2.51 per BOE compared to $1.91 in the prior year quarter. The increase is primarily attributed to focusing more attention on enhancing production through performing workovers on existing properties rather than through development drilling and the overall decline in production. As a result of the Merger, the Company expects to realize efficiencies which will help hold direct operating expenses per BOE constant even if production continues to decline.

     General and administrative expenses, net of reimbursements, for the third quarter 1996 were $1.5 million, a 44% increase from the same period in 1995. The increase is the result of the Merger partially offset by reductions in allocated costs from SOCO. Prior to the Merger, the Company did not have its own employees. Employees and certain office space and furniture, fixtures and equipment were provided by SOCO. SOCO allocated general and administrative expenses based on estimates of expenditures incurred on behalf of the Company.

     Interest and other expense was $4.8 million compared to $1.3 million in the third quarter of 1995. Interest expense increased as a result of higher average outstanding debt levels due to additional debt recorded as a result of the Merger as well as debt incurred to finance certain costs related to the Merger. The Company's average interest rate climbed to 9.3% compared to 7.0% in the third quarter 1995. This increase is due primarily to the Subordinated Notes.

     Depletion, depreciation and amortization expense for the third quarter totalled $13.2 million, an increase of $5.9 million or 80% from the same period in 1995. The increase resulted from the increase in production and an increased depletion, depreciation and amortization rate of $7.99 per BOE compared to $6.39 in 1995. The primary cause for the increased rate was a downward revision in reserve quantities due to proved undeveloped reserves being classified as uneconomic at year end 1995 prices and the inclusion of the amortization of a noncompete agreement entered into in conjunction with the Merger.

DEVELOPMENT, ACQUISITION AND EXPLORATION

     During the nine months ended September 30, 1996, the Company incurred $219.7 million in capital expenditures. Of this amount, $216.9 million related to the acquisition of GOG by the issuance of stock of the Company. Capital expenditures, exclusive of acquisitions, totalled only $2.8 million as the Company has continued to limit its development activity based on Rocky Mountain natural gas prices. With the recent increase in commodity prices, management intends to increase the drilling and recompletion activity in the fourth quarter of 1996. The Company anticipates incurring development capital expenditures of approximately $5 million during this period.

FINANCIAL CONDITION AND CAPITAL RESOURCES

     At September 30, 1996, the Company had total assets of $435.4 million. Total capitalization was $394.7 million, of which 48% was represented by stockholder's equity, 26% by senior debt and 26% by subordinated debt. During the nine months ended September 30, 1996, net cash provided by operations was $33.5 million, as compared to $16.9 million for the same period in 1995. As of September 30, 1996, there were no commitments for capital expenditures. The Company anticipates that 1996 expenditures for development drilling and recompletion activity subsequent to the Merger, will be less than $9 million, which will allow for a reduction of indebtedness, provide funds to pursue acquisitions, or additional securities repurchases. The level of these and other future expenditures is largely discretionary, and the amount of funds devoted to any particular activity may increase or decrease significantly, depending on available opportunities and market conditions. The Company plans to finance its ongoing development, acquisition and exploration expenditures using internal cash flow, proceeds from asset sales and its bank credit facilities. In addition, joint ventures or future public and private offerings of debt or equity securities may be utilized. Due to restrictions outlined in GOG's various credit agreements, cash generated by GOG may need to be retained by GOG and might therefore not be available to fund the Company's other operations.

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

     The Company Facility is a revolving credit facility in an aggregate amount up to $102 million. The amount available for borrowing under the Company Facility is limited to a semiannually adjusted borrowing base that equaled $102 million at September 30, 1996. At September 30, 1996, $73.3 million was outstanding under the Company Facility. On November 1, 1996, the borrowing base was adjusted to $85 million. Prior to September 30, 1996, the Company had a term loan facility in an amount up to $87 million. This term loan facility was available to fund GOG's repurchases of the Subordinated Notes. At September 30, 1996, the Company had not utilized the term loan facility and it was cancelled.

     The GOG Facility is a revolving credit facility in an aggregate amount up to $51 million. The amount available for borrowing under the GOG Facility is limited to a semiannually adjusted borrowing base that equaled $51 million at September 30, 1996. At September 30, 1996, $28.0 million was outstanding under the GOG Facility. On November 1, 1996, the borrowing base was adjusted to $35 million. The GOG Facility was used primarily to refinance GOG's previous bank credit facility and pay costs associated with the Merger.

     As of November 4, 1996, the Company had approximately $195.2 million of debt outstanding, consisting of $92.0 million of senior debt and $103.2 million of Subordinated Notes.

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

     The  Company  from time to time enters into  arrangements  to monetize  its
Section 29 tax credits. These arrangements result in revenue increases of approximately $.40 per Mcf on production volumes from qualified Section 29 properties. As a result of such arrangements, the Company recognized additional gas revenues of $1.6 million and $1.2 million during the nine months ended September 30, 1995 and 1996, respectively. These arrangements are expected to increase revenues through 2002.

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

INFLATION AND CHANGES IN PRICES

     While certain of its costs are affected by the general level of inflation, factors unique to the oil and gas industry result in independent price fluctuations. Over the past five years, significant fluctuations have occurred in oil and gas prices. Although it is particularly difficult to estimate future prices of oil and gas, price fluctuations have had, and will continue to have, a material effect on the Company.

     The following table indicates the average oil and gas prices received over the last four years and highlights the price fluctuations by quarter for 1995 and 1996. Average price computations exclude contract settlements and other nonrecurring items to provide comparability. Average prices per equivalent barrel indicate the composite impact of changes in oil and gas prices. Natural gas production is converted to oil equivalents at the rate of 6 Mcf per barrel.

                                                          AVERAGE PRICES
                                            --------------------------------------------
                                                              NATURAL         EQUIVALENT
                                            CRUDE OIL          GAS            BARRELS
                                            ---------        ---------        ---------
                                           (Per Bbl)         (Per Mcf)        (Per BOE)
                  ANNUAL
                  1992 ......................  $19.06            $1.82           $13.12
                  1993 ......................   15.87             2.08            13.33
                  1994 ......................   14.84             1.70            11.66
                  1995 ......................   16.43             1.34            10.35

                  QUARTERLY

                  1995
                  First .....................  $16.37            $1.37           $10.51
                  Second ....................   17.24             1.19             9.84
                  Third .....................   15.90             1.27             9.91
                  Fourth ....................   16.12             1.55            11.27

                  1996
                  First .....................  $18.31            $1.44           $11.27
                  Second ....................   20.24             1.60            12.75
                  Third .....................   19.92             1.83            13.72


     In September 1996, the Company received an average of $21.07 per barrel and $1.82 per Mcf for its production.

PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


(a)      Exhibits -

         10.1.2 Second Amendment to Credit Agreement effective October 8, 1996 by and among the Company, Gerrity Oil & Gas Corporation and SOCO Wattenberg Corporation, as Borrowers, and Texas Commerce Bank National Association, as Administrative Agent, and certain commercial lending institutions.

         10.1.3 Third Amendment to Credit Agreement effective November 1, 1996 by and among the Company, Gerrity Oil & Gas Corporation and SOCO Wattenberg Corporation, as Borrowers, and Texas Commerce Bank National Association, as Administrative Agent, and certain commercial lending institutions.

         10.4 Sublease Agreement dated as of October 7, 1996 by and between Gerrity Oil & Gas Corporation, as Sublandlord, and Shadownet Technologies, L.L.C.

         27       Financial Data Schedule

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                        PATINA OIL & GAS CORPORATION



                                    By        (DAVID J. KORNDER)
                                        -------------------------------
                                        David J. Kornder, Vice President
                                        and Chief Financial Officer
















November 7, 1996