Form 10-K
period 1996-12-31
PATINA OIL & GAS CORP
filed 1997-03-04
CIK 1006264

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                             _____________________


                                   FORM 10-K

(Mark one)
[X]              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 1996

                                      OR
[_]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
              For the transaction period from_______ to _________

                        Commission file number 1-14344
                             _____________________

                         PATINA OIL & GAS CORPORATION
            (Exact name of registrant as specified in its charter)

                Delaware                           75-2629477
     (State or other jurisdiction of             (IRS Employer
     incorporation or organization)            Identification No.)

       1625 Broadway, Suite 2000                      80202
            Denver, Colorado                        (Zip Code)
(Address of principal executive offices)

       Registrant's telephone number, including area code (303) 389-3600

      Title of each class            Name of each exchange on which registered
 ------------------------------    ---------------------------------------------
  Common Stock, $.01 par value                 New York Stock Exchange
  Convertible Preferred Stock,
         $.01 par value                        New York Stock Exchange
     Common Stock Warrants                     New York Stock Exchange

          Securities registered pursuant to Section 12(g) of the Act:
                                     None
                               (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
[X] Yes         [ ] No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the 4,816,000 shares of voting stock held by non-affiliates of the registrant, based upon the closing sale price of the Common Stock on February 27, 1997 of $9.125 per share as reported on the New York Stock Exchange, was $43,946,000. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     As of March 4, 1997, the registrant had 18,816,432 shares of Common Stock outstanding.

                      DOCUMENT INCORPORATED BY REFERENCE
     Part III of the report is incorporated by reference to the Registrant's definitive Proxy Statement relating to its Annual Meeting of Stockholders, which will be filed with the Commission no later than April 30, 1997

================================================================================

                         PATINA OIL & GAS CORPORATION

                          Annual Report on Form 10-K
                               December 31, 1996

                                    PART I

ITEM 1.  BUSINESS

GENERAL

     Patina Oil & Gas Corporation ("Patina" or the "Company") is an independent oil company engaged in the production, development and acquisition of oil and gas properties. All of the Company's properties are currently located in the Wattenberg Field ("Wattenberg" or the "Field") of Colorado's Denver-Julesburg Basin ("D-J Basin"). Patina was incorporated in early 1996 to hold the Wattenberg assets and operations of Snyder Oil Corporation ("SOCO") and to facilitate the acquisition of Gerrity Oil & Gas Corporation ("GOG"). Previously, SOCO's Wattenberg operations had been conducted through SOCO or its wholly owned subsidiary, SOCO Wattenberg Corporation ("SWAT"). On May 2, 1996, SOCO contributed the balance of its Wattenberg assets to SWAT and transferred all of the shares of SWAT to the Company. Immediately thereafter, GOG merged into another wholly owned subsidiary of the Company (the "Merger"). As a result of these transactions, SWAT and GOG became subsidiaries of the Company. As of December 31, 1996, SOCO owned 14,000,000 or approximately 74% of the Company's common shares.

     During 1996, the Company's revenues were $83.2 million and cash flow (net income applicable to common stock plus exploration expense, depletion, depreciation and amortization and deferred taxes) approximated $46.1 million. At December 31, 1996, Patina held interests in over 3,600 wells in Wattenberg with net proved reserves of 71.9 million barrels of oil equivalent ("MMBOE"), approximately 70% of which were attributable to natural gas. Based on unescalated year-end oil and gas prices, these reserves had a pre-tax present value of $649 million.

     Wattenberg, discovered in 1970, is located approximately 35 miles northeast of Denver and stretches over Adams, Boulder and Weld Counties in Colorado. One of the most attractive features of Wattenberg is that there are at least eight potentially productive formations throughout the Field. Three of the formations, the Codell, Niobrara and J-sand, are "blanket" zones in the area of the Company's holdings, while others, such as the Sussex and Shannon are more localized. In recent years, the Codell and Niobrara formations have been the primary drilling objective in the Field, although the Company has also successfully recompleted shallower formations such as the Sussex. Drilling in Wattenberg is low risk from the perspective of encountering hydrocarbons with better than 95% of the wells drilled being completed as producers.
Consequently, the Field's economic attractiveness is primarily dependent on energy prices, the reservoir characteristics of the specific area of the Field being drilled and the operator's ability to minimize capital and operating costs.

     Over the past five years, the Company, including its predecessors, has drilled over 1,500 wells in Wattenberg. During 1996, the Company successfully drilled 12 development wells, was in the process of drilling an additional nine wells at year end and recompleted a further 61 wells at a total cost of approximately $8.5 million. Given the Company's experience in drilling and completing wells of this type, combined with operating over 3,200 wells, Patina believes it can drill and operate its oil and gas properties in the Field at a lower cost than its competitors. The Company exploits its oil and gas properties through the implementation of operational improvements, workovers, multi-zone recompletions, refracs and the drilling of new development wells. Furthermore, because virtually all of the wells in which it holds an interest lie within a 40 mile radius, Patina believes it is one of the most efficient oil and gas producers in the United States.

     The Company's oil and gas production is principally sold to end users, marketers, refiners and other purchasers having access to natural gas pipeline facilities near its properties and the ability to truck oil to local refineries or oil pipelines. Gas production from Wattenberg is processed in order to recover natural gas liquids which are comprised of ethane, propane and butane/gasoline mix. The liquids are then sold separately from the residue gas but included in the Company's gas revenues to determine its average price per Mcf. The Company utilizes two separate methodologies to gather, process and market its natural gas production. Approximately 30% of the Company's gas production is sold to PanEnergy Field Services, Inc. ("PanEnergy") under several separate wellhead agreements. Pursuant to these agreements, the Company receives a fixed percentage of the proceeds of PanEnergy's sale of residue gas and natural gas liquids. Substantially all of the Company's remaining gas production is dedicated for gathering to either PanEnergy or KN Front Range Gathering Company ("KN") and is then processed at plants owned by PanEnergy, Amoco Production Company ("Amoco") or Vessels Gas Processing, Inc. ("Vessels"). Under this methodology, the Company retains the right to market its share of residue gas at the tailgate of the plant and sells it under seasonal spot market arrangements along the front range of Colorado or transports the gas under transportation contracts to midwest markets. Natural gas liquids are sold by the processor and the Company receives payment net of applicable processing fees.

     As of December 31, 1996, the Company had net proved reserves of 22.5 million barrels of oil and 296.7 Bcf of gas attributable to interests in 3,602 wells, 728 proved undeveloped locations and 605 proved behind pipe recompletions. This inventory of undeveloped locations and recompletions provides the ability to expand development activities should drilling and completion technologies improve or the recent recovery in Rocky Mountain natural gas prices continue. A significant portion of the Company's 728 proved undeveloped locations are projected to provide rates of return below the level judged attractive by management based on projected commodity prices and reserve recoveries. While the sharp increase in oil and gas prices during the fall of 1996 through early 1997 provided substantial encouragement, the Company will continue to evaluate its drilling results and assess trends in energy prices in the coming months. The Company, at least for the present, expects to limit its capital expenditures on existing properties to approximately $14 million. The capital program is expected to entail the drilling of 35 wells and 75 recompletions, as well as the expansion of recently initiated refrac, workover and tubing installation efforts to enhance production. As a result, management believes that funds generated from operations will permit a continued paydown of debt, additional security repurchases or the aggressive pursuit of further consolidation or acquisition opportunities. Given Patina's low cost structure and extensive experience in drilling and efficiently operating large numbers of wells, management believes the Company is well positioned to pursue further consolidation in Wattenberg and to take advantage of similar opportunities in other basins.

PRODUCTION, REVENUE AND PRICE HISTORY

     The following table sets forth information regarding net production of crude oil and natural gas, revenues and expenses attributable to such production and certain price and cost information for each of the years in the five year period ended December 31, 1996. Note: The financial and operating information reflect the merger of GOG into a subsidiary of the Company in May 1996.

                                                 December 31,
                                 -------------------------------------------
                                    1992     1993     1994     1995     1996
                                    ----     ----     ----     ----     ----
                                  (Dollars in thousands, except prices and
                                     per barrel equivalent information)

Production
  Oil (Mbbl)                         795    1,224    1,829    1,342    1,688
  Gas (Mmcf)                      12,867   21,706   23,893   20,981   23,947

  MBOE (a)                         2,940    4,842    5,812    4,839    5,679



Revenues

  Oil                            $15,154  $19,429  $27,151  $22,049  $34,541

  Gas (b)                         23,419   45,125   40,598   28,024   47,644

                                 -------  -------  -------  -------  -------

     Subtotal                     38,573   64,554   67,749   50,073   82,185

  Other                              125      311       73       29    1,003

                                 -------  -------  -------  -------  -------

     Total                        38,698   64,865   67,822   50,102   83,188

                                 -------  -------  -------  -------  -------



Operating expenses

  Production (C)                   8,272    8,927    8,110    8,867   14,519

  Exploration                         17      573      784      416      224

                                 -------  -------  -------  -------  -------

                                   8,289    9,500    8,894    9,283   14,743

                                 -------  -------  -------  -------  -------



Direct operating margin          $30,409  $55,365  $58,928  $40,819  $68,445

                                 =======  =======  =======  =======  =======



Average sales price (d)

  Oil (Bbl)                      $ 19.06  $ 15.87  $ 14.84  $ 16.43  $ 20.47

  Gas (Mcf) (b)                     1.82     2.08     1.70     1.34     1.99

  BOE (a)                          13.12    13.33    11.66    10.35    14.47

Average production expense/BOE      2.81     1.84     1.40     1.83     2.56

Average production margin/BOE      10.31    11.49    10.26     8.52    11.92

___________________________
(a) Gas production is converted to oil equivalents at the rate of six Mcf per barrel.
(b)  Sales of natural gas liquids are included in gas revenues.
(c) Production expense is comprised of lease operating expenses and production taxes.
(d) The Company estimates that its composite net wellhead prices at December 31, 1996 were approximately $3.70 per Mcf of gas and $25.20 per barrel of oil.

DRILLING RESULTS

     The following table sets forth information with respect to wells drilled by the Company during the past three years. All the wells were development wells. The information should not be considered indicative of future performance, nor should it be assumed that there is necessarily any correlation between the number of productive wells drilled, quantities of reserves found or economic value. Productive wells are those that produce commercial quantities of hydrocarbons whether or not they produce a reasonable rate of return.

                                          1994   1995  1996
                                          ----   ----  ----
Productive
  Gross............................       350.0  25.0  12.0
  Net..............................       305.6  24.1  12.0
Dry
  Gross............................         8.0   0.0   0.0
  Net..............................         7.9   0.0   0.0

  At December 31, 1996, nine gross (eight net) development wells were in progress.

CUSTOMERS AND MARKETING

     The Company's oil and gas production is principally sold to end users, marketers, refiners and other purchasers having access to natural gas pipeline facilities near its properties and the ability to truck oil to local refineries or oil pipelines. The marketing of oil and gas can be affected by a number of factors that are beyond the Company's control and whose future effect cannot be accurately predicted. The Company does not believe, however, that the loss of any of its customers would have a long-term material adverse effect on its operations.

     Natural Gas. Wattenberg natural gas is high in heating content (Btu's) and must be processed in order to strip natural gas liquids from the residue gas which is sold to utilities, independent marketers and end users through both intrastate and interstate pipelines. The Company utilizes two separate methodologies to gather, process and market its natural gas production. Approximately 30% of the Company's gas production is sold to PanEnergy at the wellhead under percentage of proceeds contracts. Pursuant to this type of contract, the Company receives a fixed percentage of the proceeds from the sale of its residue gas and natural gas liquids by PanEnergy. Substantially all of the Company's remaining gas production is dedicated for gathering to either PanEnergy or KN and is then processed at plants owned by PanEnergy, Amoco or Vessels. Under this methodology, the Company retains the right to market its share of residue gas at the tailgate of the plant and sells it under seasonal spot market arrangements along the front range of Colorado or transports the gas to midwest markets under transportation agreements. Natural gas liquids are sold by the processor and the Company receives payment net of applicable processing fees.

     A portion of gas gathered by KN is processed by Amoco at the Wattenberg Processing Plant under a favorable contract that not only provides payment for a percentage of the natural gas liquids stripped from the gas, but also redelivers to the tailgate the same amount of MMBtu's as was delivered to the plant under a "keepwhole" arrangement. This agreement remains in effect until December 2012. As a part of an agreement entered into with Vessels, the Company will deliver an average of 4,000 MMBtu per day to the Vessels' Ft. Lupton gas processing facility through November 30, 1997 at competitive processing terms.

     Oil. Oil production is principally sold to refiners, marketers and other purchasers who truck oil to local refineries or pipelines. The price is generally based on a local market posting for crude oil and is adjusted for transportation costs and quality. Amoco has the right to purchase oil produced from certain properties owned by the Company.

COMPETITION

     The oil and gas industry is highly competitive in all its phases. Competition is particularly intense with respect to the acquisition of producing properties. There is also competition for the acquisition of oil and gas leases, in the hiring of experienced personnel and from other industries in supplying alternative sources of energy.

     Competitors in acquisitions, exploration, development and production include the major oil companies in addition to numerous independent oil companies, individual proprietors, drilling and acquisition programs and others. Many of these competitors possess financial and personnel resources substantially in excess of those available to the Company. Such competitors may be able to pay more for desirable leases and to evaluate, bid for and purchase a greater number of properties than the financial or personnel resources of the Company permit. The ability of the Company to increase reserves in the future will be dependent on its ability to select and acquire suitable producing properties and prospects for future exploration and development.

TITLE TO PROPERTIES

     Title to the Company's oil and gas properties is subject to royalty, overriding royalty, carried and other similar interests and contractual arrangements customary in the oil and gas industry, to liens incident to operating agreements and for current taxes not yet due and other comparatively minor encumbrances.

     As is customary in the oil and gas industry, only a perfunctory investigation as to ownership is conducted at the time undeveloped properties believed to be suitable for drilling are acquired. Prior to the commencement of drilling on a tract, a detailed title examination is conducted and curative work is performed with respect to known significant title defects.

REGULATION

     Regulation of Drilling and Production. The Company's operations are affected by political developments, and by federal, state and local laws and regulations. Oil and gas industry legislation and administrative regulations are periodically changed for a variety of political, economic and other reasons. Numerous federal, state and local departments and agencies issue rules and regulations binding on the oil and gas industry, some of which carry substantial penalties for failure to comply. The regulatory burden on the oil and gas industry increases the Company's cost of doing business, decreases flexibility in the timing of operations and may adversely affect the economics of capital projects. On the other hand, these laws and regulations also establish the framework in which the government sanctions and approves the conduct of the Company's business activities, and can operate to the Company's benefit.

     In the past, the federal government has regulated the prices at which oil and gas could be sold. Prices of oil and gas sold by the Company are not currently regulated. In recent years, the Federal Energy Regulatory Commission ("FERC") has taken significant steps to increase competition in the sale, purchase, storage and transportation of natural gas. FERC's regulatory programs allow more accurate and timely price signals from the consumer to the producer and, on the whole, have helped gas become more responsive to changing market conditions. To date, the Company believes it has not experienced any material adverse effect as the result of these initiatives. Nonetheless, increased competition in gas markets can and does add to price volatility and inter-fuel competition, which increases the pressure on the Company to manage its exposure to changing conditions and position itself to take advantage of changing market forces.

     State statutes govern exploration and production operations, conservation of oil and gas resources, protection of the correlative rights of oil and gas owners and environmental standards. State Commissions implement their authority by establishing rules and regulations requiring permits for drilling, reclamation of production sites, plugging bonds, reports and other matters. Colorado, where most of the Company's properties are located, amended its statute concerning oil and gas development in 1994 to provide the state's Oil and Gas Conservation Commission with enhanced authority to regulate oil and gas activities to protect public health, safety and welfare, including the environment. Several rulemakings pursuant to these statutory changes have been undertaken by the Commission concerning groundwater protection, soil conservation and site reclamation, setbacks in urban areas and other safety concerns, and financial assurance for industry obligations in these areas. To date, these rule changes have not adversely affected oil and gas operations of the Company, as the Commission is required to enact cost-effective and technically feasible regulations, and the Company has been an active participant in their development. However, there can be no assurance that, in the aggregate, these and other regulatory developments will not increase the cost of conducting oil and gas operations in the future.

     In Colorado, a number of city and county governments have enacted oil and gas regulations. These ordinances increase the involvement of local governments in the permitting of oil and gas operations, and require additional restrictions or conditions on the conduct of operations so as to reduce their impact on the surrounding community. Accordingly, these local ordinances have the potential to delay, and increase the cost of, drilling operations.

     Environmental Regulation. Operations of the Company are subject to numerous laws and regulations governing the discharge of materials into the environment or otherwise relating to environmental protection. The Company currently owns or leases numerous properties that have been used for many years for natural gas and crude oil production. Although the Company believes that it and previous owners have utilized operating and disposal practices that were standard in the industry at the time, hydrocarbons or other wastes may have been disposed of or released on or under the properties owned or leased by the Company. In connection with its most significant acquisitions, the Company has performed environmental assessments and found no material environmental noncompliance or clean-up liabilities requiring action in the near or intermediate future. Such environmental assessments have not, however, been performed on all of the Company's properties.

     The Company operates its own exploration and production waste management facilities, which enable it to treat, bioremediate and otherwise dispose of tank sludges, contaminated soil and produced water generated from the Company's operations. There can be no assurance, however, that these facilities, or other commercial disposal facilities utilized by the Company from time-to-time, will not give rise to environmental liability in the future. To date, expenditures for the Company's environmental control facilities and for remediation of production sites have not been significant to Patina. The Company believes, however, that the trend toward stricter standards in environmental legislation and regulations will continue and could have a significant adverse impact on the Company's operating costs, as well as on the oil and gas industry in general.

DIRECTORS AND EXECUTIVE OFFICERS

     The following table sets forth certain information about the executive officers and directors of Patina:


          Name                         Age                Position
          ----                         ---                --------

Thomas J. Edelman..................     46  Chairman of the Board, President and
                                            Chief Executive Officer
Brian J. Cree......................     33  Executive Vice President and
                                            Chief Operating Officer, Director
Keith M. Crouch....................     50  Senior Vice President and General
                                            Counsel
Ronald E. Dashner..................     44  Senior Vice President, Operations
David J. Kornder...................     36  Vice President and Chief Financial
                                            Officer
David R. Macosko...................     35  Vice President
Terry L. Ruby......................     38  Vice President
David W. Siple.....................     37  Vice President
Rodney L. Waller...................     47  Vice President
Kenneth A. Wonstolen...............     45  Vice President
Robert J. Clark....................     52  Director
Jay W. Decker......................     44  Director
William J. Johnson.................     61  Director
Alexander P. Lynch.................     44  Director
John C. Snyder.....................     54  Director

     THOMAS J. EDELMAN has served as Chairman of the Board, President and Chief Executive Officer of Patina since its formation. He co-founded SOCO and was the President and a director of SOCO from 1981 through February 1997. Prior to 1981, he was a Vice President of The First Boston Corporation. From 1975 through 1980, Mr. Edelman was with Lehman Brothers Kuhn Loeb Incorporated. Mr. Edelman received his Bachelor of Arts Degree from Princeton University and his Masters Degree in Finance from Harvard University's Graduate School of Business
Administration.   Mr. Edelman serves as a director of  Petroleum Heat & Power
Co., a Connecticut based fuel oil distributor, and its affiliate Star Gas Corporation, and of Paradise Music & Entertainment, Inc. Mr. Edelman also serves as Chairman of Lomak Petroleum, Inc.

     BRIAN J. CREE has served as Executive Vice President, Chief Operating Officer and Director of Patina since May 1996. Prior to the Merger, he served as Chief Operating Officer and Director of GOG since 1993. From 1992 to 1993, Mr. Cree served as Senior Vice President-Operations and Chief Accounting Officer of GOG. Prior to that, Mr. Cree served as Vice President and Treasurer of GOG since its inception in 1990. Mr. Cree served as Vice President and Treasurer of The Robert Gerrity Company from 1989 to 1990 and served in various accounting capacities with that company from 1987 to 1990. Prior to that, Mr. Cree was employed as an accountant at the public accounting firm of Deloitte, Haskins & Sells.

     KEITH M. CROUCH has served as Senior Vice President and General Counsel of Patina since May 1996. Prior to the Merger, he was a Vice President of GOG commencing in 1993 and was appointed a Director in 1994. From 1992 to 1993, Mr. Crouch served as Corporate Counsel to GOG. Mr. Crouch was responsible for the legal aspects of GOG's oil and gas operations. Prior to joining GOG, Mr. Crouch was in private practice with Pendleton & Sabian, P.C. since 1983.

     RONALD E. DASHNER has served as Senior Vice President, Operations of Patina since its formation. Prior to the Merger, he served as Vice President--Rockies Group--Rocky Mountain Division of SOCO in late 1995. Prior to that he was Operations Manager of SOCO's D-J Basin/Greater Green River Unit. He joined SOCO in 1994. From 1991 to 1994, Mr. Dashner was Onshore Gulf Coast Operations Manager for Enron Oil & Gas Company. From 1980 through 1990, Mr. Dashner held various positions with TXO Production Corp., including Drilling & Production Manager--Rocky Mountain District and Assistant District Manager--East Texas District. From 1978 to 1980, he was employed by Davis Oil Company in Engineering and Operations. From 1975 to 1978, he was employed by Chevron in the Drilling, Production and Construction Department. Mr. Dashner received his Bachelor of Science Degree in Civil Engineering from Colorado State University in 1974.

     DAVID J. KORNDER has served as Vice President and Chief Financial Officer of Patina since May 1996. Prior to the Merger, he served as a Vice President-
Finance of GOG from 1993.   Mr. Kornder is responsible for Patina's financial
reporting, planning, cash management, budgeting, and acquisition evaluation. Prior to joining GOG, Mr. Kornder was an Assistant Vice President for Gillett Group Management, Inc. where he was responsible for that firm's financial planning and budgeting from 1989 to 1993. Prior to that, Mr. Kornder was an accountant with the independent accounting firm of Deloitte & Touche for five years.

     DAVID R. MACOSKO has served as a Vice President of Patina since May 1996. Prior to the Merger, he served as a Vice President of GOG from 1994. From 1992 to 1994, Mr. Macosko served as Operations Coordinator and Manager of Accounts Payable with GOG. Mr. Macosko is responsible for Patina's daily business operations in the D-J Basin. Mr. Macosko received a bachelor of science degree in accounting from West Virginia University. Mr. Macosko has been with Patina and its predecessor entity for seven years serving in various operational, accounting and analyst positions. Mr. Macosko has eleven years of experience in the oil and gas industry.

     TERRY L. RUBY has served as a Vice President of Patina since May 1996. Prior to the Merger, he served as a Vice President of GOG from 1995, and was in charge of land matters for GOG. His current responsibilities include management of land assets, acquisition and divestiture. Mr. Ruby has been with Patina and its predecessors's land department from 1992. Previously, Mr. Ruby worked with Apache Corporation from 1990 to 1992, and with Baker Exploration Company from 1982 to 1989. Mr. Ruby holds a B.S. in Minerals Land Management and an M.B.A.

     DAVID W. SIPLE has served as a Vice President of Patina since its formation. Prior to the Merger, he served as a Land Manager with SOCO from 1995. He served in various capacities in the Land Department since joining SOCO in 1994. From 1990 through 1994, Mr. Siple was the Land Manager of GOG. From 1981 through 1989, Mr. Siple was employed by PanCanadian Petroleum Company in the Land Department. Mr. Siple received his Bachelor of Science Degree in Mineral Land Management from the University of Colorado.

     RODNEY L. WALLER has served as a Vice President of Patina since its formation. He also serves as Vice President--Special Projects of SOCO. He joined SOCO in 1977. Previously, Mr. Waller was employed by Arthur Andersen & Co. Mr. Waller received his Bachelor of Arts Degree from Harding University.

     KENNETH A. WONSTOLEN has served as a Vice President of Patina since May 1996. Prior to the Merger, he served as a Vice President of GOG from 1995, and was in charge of environmental and public affairs. His responsibilities at Patina include environmental, health and safety matters, as well as government, community, media and investor relations. Mr. Wonstolen joined GOG in 1992 as Corporate Counsel after having been in the private practice of law since 1990. Mr. Wonstolen was Executive Director and General Counsel of the Independent Petroleum Association of Mountain States from 1985 to 1990. Mr. Wonstolen holds B.A. and J.D. degrees, as well as a Master of Environmental Policy and Management degree.

     ROBERT J. CLARK has served as a Director of the Company since May 1996.
Mr. Clark is the President of Bear Paw Energy Inc., a wholly owned subsidiary of TransMontaigne Oil Company. Mr. Clark formed a predecessor company Bear Paw Energy Inc. in 1995 and joined TransMontaigne in 1996 when TransMontaigne acquired a majority interest in the predecessor company. From 1988 to 1995 he was President of SOCO Gas Systems, Inc. and Vice President-Gas Management for Snyder Oil Corporation. Mr. Clark was Vice President Gas Gathering, Processing and Marketing of Ladd Petroleum Corporation, an affiliate of General Electric from 1985 to 1988. Prior to 1985, Mr. Clark held various management positions with NICOR, Inc. and its affiliates NICOR Exploration, Norther Illinois Gas and Reliance Pipeline Company. Mr. Clark received his Bachelor of Science Degree from Bradley University and his Masters Degree in Business Administration from Northern Illinois University.

     JAY W. DECKER has served as a Director of the Company since May 1996. Mr. Decker has been the Executive Vice President and a Director of Hugoton Energy Corporation, a public independent oil company since 1995. From 1989 until its merger into Hugoton Energy, Mr. Decker was the President and Chief Executive Officer of Consolidated Oil & Gas, Inc., a private independent oil company based in Denver, Colorado and President of a predecessor company. Prior to 1989, Mr. Decker served as Vice President--Operations for General Atlantic Energy Company and in various capacities for Peppermill Oil Company, Wainoco Oil & Gas and Shell Oil Company. Mr. Decker received his Bachelor of Science Degree in Petroleum Engineering from the University of Wyoming. Mr. Decker also serves as a Director of FX Energy and a Director of the Children's Museum of Denver.

     WILLIAM J. JOHNSON has served as a Director of the Company since May 1996. Mr. Johnson, a Director of SOCO since 1994, is a private consultant to the oil and gas industry and is President and a Director of JonLoc Inc., an oil and gas company of which he and his family are the sole shareholders. From 1991 to 1994, Mr. Johnson was President, Chief Operating Officer and a director of Apache Corporation. Previously, he was a Director, President and Chief Executive Officer of Tex/Con Oil and Gas, where he served from 1989 to 1991. Prior thereto, Mr. Johnson served in various capacities with major oil companies, including director and President USA of BP Exploration Company, President of Standard Oil Production Company and Senior Vice President of The Standard Oil Company. Mr. Johnson received a Bachelor of Science degree in Petroleum Geology from Mississippi State University and completed the Advanced Management Course at the University of Houston. Mr. Johnson serves as a Director of Tesoro Petroleum, a refining and marketing company with interests in oil and gas production and marine services and Camco International, an oilfield manufacturing company. Mr. Johnson also serves on the advisory board of Texas Commerce Bank, Houston.

     ALEXANDER P. LYNCH has served as a Director of the Company since May 1996. Mr. Lynch has been Co-President and Co-Chief Executive Officer of The Bridgeford Group, a financial advisory firm, since 1995. From 1991 to 1994, he served as Senior Managing Director of Bridgeford. From 1985 until 1991, Mr. Lynch was a Managing Director of Lehman Brothers, a division of Shearson Lehman Brothers Inc. Mr. Lynch also serves as a Director of Lincoln Snacks Company and Illinois Central Corporation. Mr. Lynch received his Bachelor of Arts Degree from the University of Pennsylvania and an M.B.A. from the Wharton School of Business at the University of Pennsylvania.

     JOHN C. SNYDER has served as a Director of the Company since its formation. Mr. Snyder, the Chairman, President and Chief Executive Officer of SOCO, founded one of SOCO's predecessors in 1978. From 1973 to 1977, Mr. Snyder was an independent oil operator in Texas and Oklahoma. Previously, he was a director and the Executive Vice President of May Petroleum Inc. where he served from 1971 to 1973. Mr. Snyder was the first president of Canadian-American Resources Fund, Inc., which he founded in 1969. From 1964 to 1966, Mr. Snyder was employed by Humble Oil and Refining Company (currently Exxon Co., USA) as a petroleum engineer. Mr. Snyder received his Bachelor of Science Degree in Petroleum Engineering from the University of Oklahoma and his Masters Degree in Business Administration from the Harvard University Graduate School of Business Administration. Mr. Snyder is a director of the Community Enrichment Center, Inc., Forth Worth, Texas.

ITEM 2. PROPERTIES

GENERAL

     The Company's reserves are concentrated in the Wattenberg Field within the
D-J Basin of north central Colorado.   Discovered in 1970, the Field is located
approximately 35 miles northeast of Denver and stretches over Adams, Boulder and Weld counties in Colorado. One of the most attractive features of Wattenberg is the presence of several productive formations. In a section only 4,500 feet thick, there are at least eight potentially productive formations. Three of the formations, the Codell, Niobrara and J-Sand, are considered "blanket" zones in the area of the Company's holdings, while others, such as the D-Sand, Dakota and the shallower Shannon, Sussex and Parkman, are more localized. Although referred to as a "formation" or "sand," many such formations actually are comprised of more than one rock strata. For example, the Niobrara has three separate and distinct bodies or "benches" with potential hydrocarbon development. The presence of several prospective zones tends to reduce the risk of a dry hole. The following chart lists the formations present in Wattenberg:

                             PRODUCING FORMATIONS

                                                           Approximate
                                                              Depth
            Formation                                         (feet)
            ---------                                          ----

            Parkman....................................        3,600
            Sussex.....................................        4,500
            Shannon....................................        4,800
            Niobrara...................................        7,000
            Codell.....................................        7,300
            D-Sand.....................................        7,500
            J-Sand.....................................        7,800
            Dakota.....................................        8,000

     At December 31, 1996, the Company had working interests in 3,407 gross (3,084 net) producing oil and gas wells in the D-J Basin and held royalty interests in 195 producing wells. As of December 31, 1996, estimated proved reserves totaled 71.9 million BOE, including 22.5 million barrels of oil and
296.7 Bcf of gas.

PROVED RESERVES

     The following table sets forth estimated year end net proved reserves for the three years ended December 31, 1996.

                                                        December 31,
                                                  -------------------------
                                                   1994     1995     1996
                                                  -------  -------  -------
     Crude oil and liquids (Mbbl)
          Developed.........................        8,832    6,955   15,799
          Undeveloped.......................        3,386      466    6,676
                                                  -------  -------  -------
               Total........................       12,218    7,421   22,475
                                                  =======  =======  =======

     Natural gas (Mmcf)
          Developed.........................      147,869  133,088  242,777
          Undeveloped.......................       30,834    5,769   53,882
                                                  -------  -------  -------
               Total........................      178,703  138,857  296,659
                                                  =======  =======  =======

     Total MBOE.............................       42,002   30,564   71,918
                                                  =======  =======  =======

     The following table sets forth pretax future net revenues from the production of proved reserves and the Pretax PW 10% Value of such revenues, net of estimated future capital costs, including estimated costs of $14.0 million in 1997.

                                                           December 31, 1996
                                                  -----------------------------------
                                                  Developed  Undeveloped     Total
                                                  ---------  ------------  ----------
                                                            (In thousands)
     1997....................................      $117,410     $ (2,154)  $  115,256
     1998....................................       101,637       (2,455)      99,182
     1999....................................        92,397        4,235       96,632
     Remainder...............................       668,820      188,977      857,797
                                                   --------     --------   ----------
        Total................................      $980,264     $188,603   $1,168,867
                                                   ========     ========   ==========

     Pretax PW 10% Value (a).................      $582,408     $ 66,389   $  648,797
                                                   ========     ========   ==========

__________________
(a) The after tax PW 10% value of the proved reserves totaled $499.9 million at year end 1996.

     The quantities and values in the preceding tables are based on prices in effect at December 31, 1996 which averaged $25.20 per barrel of oil and $3.70 per Mcf of gas. Price declines decrease reserve values by lowering the future net revenues attributable to the reserves and reducing the quantities of reserves that are recoverable on an economic basis. Price increases have the opposite effect. A significant decline in the prices of oil or gas could have a material adverse effect on the Company's financial condition and results of operations.

     Proved developed reserves are proved reserves that are expected to be recovered from existing wells with existing equipment and operating methods. Proved undeveloped reserves are proved reserves that are expected to be recovered from new wells drilled to known reservoirs on undrilled acreage for which the existence and recoverability of such reserves can be estimated with reasonable certainty, or from existing wells where a relatively major expenditure is required to establish production.

     Future prices received from production and future production costs may vary, perhaps significantly, from the prices and costs assumed for purposes of these estimates. There can be no assurance that the proved reserves will be developed within the periods indicated or that prices and costs will remain constant. There can be no assurance that actual production will equal the estimated amounts used in the preparation of reserve projections.

     The present values shown should not be construed as the current market
value of the reserves.   The quantities and values shown in the preceding tables
are based on oil and gas prices in effect on December 31, 1996. Those prices were significantly higher than the prices that prevailed throughout most of 1996 and since year end, prices have fallen from year end levels. The value of the Company's assets is in part dependent on the prices the Company receives for oil and gas and a significant decline in the price of oil or gas could have a material adverse effect on the Company's financial condition and results of
operations.   The 10% discount factor used to calculate present value, which is specified by the Securities and Exchange Commission (the "SEC"), is not necessarily the most appropriate discount rate, and present value, no matter what discount rate is used, is materially affected by assumptions as to timing of future production, which may prove to be inaccurate. For properties operated by the Company, expenses exclude Patina's share of overhead charges. In addition, the calculation of estimated future net revenues does not take into account the effect of various cash outlays, including, among other things general and administrative costs and interest expense.

     There are numerous uncertainties inherent in estimating quantities of proved reserves and in projecting future rates of production and timing of development expenditures. The data in the above tables represent estimates only. Oil and gas reserve engineering must be recognized as a subjective process of estimating underground accumulations of oil and gas that cannot be measured in an exact way, and estimates of other engineers might differ materially from those shown above. The accuracy of any reserve estimate is a function of the quality of available data and engineering and geological interpretation and judgment. Results of drilling, testing and production after the date of the estimate may justify revisions. Accordingly, reserve estimates are often materially different from the quantities of oil and gas that are ultimately recovered.

     All of the proved reserves at year-end were estimated by Netherland, Sewell & Associates Inc. ("NSAI"). No estimates of the Company's reserves comparable to those included herein have been included in reports to any federal agency other than the SEC.

PRODUCING WELLS

     The following table sets forth certain information at December 31, 1996 relating to the producing wells in which the Company owned a working interest. The Company also held royalty interests in 195 producing wells. Wells are classified as oil or gas wells according to their predominant production stream.

                                                                    Average
                      Principal                      Gross   Net    Working
                  Production Stream                  Wells  Wells  Interest
                  -----------------                  -----  -----  --------
               Crude oil and liquids.............    2,794  2,571       92%
               Natural gas.......................      613    513       84%
                                                     -----  -----
                  Total..........................    3,407  3,084       91%
                                                     =====  =====

ACREAGE

     The following table sets forth certain information at December 31, 1996 relating to Wattenberg acreage held by the Company. Undeveloped acreage is acreage held under lease, permit, contract, or option that is not in a spacing unit for a producing well, including leasehold interests identified for development or exploratory drilling. Developed acreage is acreage assigned to producing wells. The Company also has approximately 60,000 gross undeveloped acres in the Uinta Basin of Utah. The Company currently plans to divest of this acreage.

                                                 Gross       Net
                                                 -----       ---

     Developed...........................       177,548    137,500
                                                =======    =======
     Undeveloped.........................       160,621    141,713
                                                =======    =======

ITEM 3.  LEGAL PROCEEDINGS

     In August 1995, SOCO was sued in the United States District Court of Colorado by plaintiffs purporting to represent all persons who, at any time since January 1, 1960, have had agreements providing for royalties from gas production in Colorado to be paid by SOCO under various lease provisions. In January 1997, the judge denied the plaintiffs' motion for class certification. Substantially all liability under this suit was assumed by the Company upon its formation. In January 1996, GOG was also sued in a similar but separate action filed in the Colorado State Court. The plaintiffs, in both suits, allege that unspecified "post-production" costs incurred prior to calculating royalty payments were deducted in breach of the relevant lease provisions and that this fact was fraudulently concealed. The plaintiffs seek unspecified compensatory and punitive damages and a declaratory judgment prohibiting the deduction of post-production costs prior to calculating royalties paid to the plaintiffs. The Company believes that costs deducted in calculating royalties are and have been proper under the relevant lease provisions, and they intend to defend these and any similar suits vigorously. At this time, the Company is unable to estimate the range of potential loss, if any. However, the Company believes the resolution of this uncertainty should not have a material adverse effect upon the Company's financial position, although an unfavorable outcome in any reporting period could have a material impact on results for that period.

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted for a vote of security holders during the fourth quarter of 1996.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SECURITY HOLDER MATTERS

     The Patina Common Stock, the Patina Warrants and the Patina Preferred Stock are listed on the New York Stock Exchange ("NYSE") under the symbols "POG", "POGWT" and "POGPr", respectively. Such listings became effective on May 3, 1996. The following table sets forth, for the period since such listing became effective, the range of high and low closing prices as reported on the NYSE Composite Tape.

                                                                    1996
                                          --------------------------------------------------------
                                          Common Stock          Warrants          Preferred Stock
                                          ------------          --------          ----------------
                                          High     Low        High     Low        High         Low
                                          ----     ---        ----     ---        ----         ---

     Second Quarter (from May 3, 1996)    $8 1/4  $6 1/8       $2 3/8  $1 1/4    $24 1/2     $22 1/4
     Third Quarter                         7 3/8   6 3/4        1 5/8   1         26          23
     Fourth Quarter                        9 1/2   7            2 3/8   1         30 1/4      25 1/2

     On February 27, 1997, the closing prices of the Common Stock, Warrants and the Preferred Stock were $9.125, $2.00 and $30.00, respectively. As of December 31, 1996, there were approximately 110 holders of record of the common stock and 18.9 million shares outstanding.

     Dividend Policy.   The Board of Directors of the Company have not declared
cash dividends on its Common Stock and does not currently plan to do so. Under the terms of its current Bank Credit Agreement, the Company is restricted in its ability to declare dividends on its Common Stock.

ITEM 6.  SELECTED FINANCIAL DATA

     The following table presents selected historical financial data of the Company as of or for each of the years in the five year period ended December 31, 1996. Future results may differ substantially from historical results because of changes in oil and gas prices, normal production declines and other factors. This information should be read in conjunction with the financial statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations, presented elsewhere herein.
Note: The financial statements reflect the merger of GOG into a subsidiary of the Company in May 1996.

                                                                            As of or for the Year Ended December 31,
                                                                      -----------------------------------------------------
                                                                        1992       1993       1994       1995       1996
                                                                        ----       ----       ----       ----       ----
                                                                              (In thousands except per share data)

STATEMENT OF OPERATIONS DATA
Revenues........................................................      $ 38,698   $ 64,865   $ 67,822   $ 50,102   $ 83,188
Expenses
  Direct operating..............................................         8,272      8,927      8,110      8,867     14,519
  Exploration...................................................            17        573        784        416        224
  General and administrative....................................         6,115      6,982      7,484      5,974      6,151
  Interest and other............................................         1,771      2,362      3,869      5,476     14,304
  Depletion, depreciation and amortization......................        11,949     25,190     43,036     32,591     44,822
                                                                      --------   --------   --------   --------   --------
   Total expenses...............................................        28,124     44,034     63,283     53,324     80,020
                                                                      --------   --------   --------   --------   --------
Income (loss) before taxes......................................        10,574     20,831      4,539     (3,222)     3,168
Provision (benefit) for income taxes............................         3,701      7,291      1,589     (1,128)      (394)
                                                                      --------   --------   --------   --------   --------
Net income (loss)...............................................      $  6,873   $ 13,540   $  2,950   $ (2,094)  $  3,562
                                                                      ========   ========   ========   ========   ========

   Per common share.............................................          $.49       $.97       $.21      $(.15)      $.08
                                                                      ========   ========   ========   ========   ========

Weighted Average Shares Outstanding.............................        14,000     14,000     14,000     14,000     17,796

BALANCE SHEET DATA
   Current assets...............................................      $  5,343   $ 14,725   $ 11,083   $  9,611   $ 27,587
   Oil and gas properties, net..................................       106,251    181,170    234,821    214,594    398,640
   Total assets.................................................       113,064    195,895    246,686    224,521    430,233
   Current liabilities..........................................        16,740     23,735     23,838      9,611     26,572
   Debt.........................................................        35,537     60,857     79,333     75,000    197,594
   Stockholders' equity.........................................        51,278     92,865    115,846    113,663    196,236

CASH FLOW DATA
   Net cash provided by operations..............................      $ 27,710   $ 38,882   $ 47,690   $ 18,407   $ 52,996
   Net cash used by investing...................................       (47,189)   (97,573)   (96,378)   (21,060)    (9,796)
   Net cash realized (used) by financing........................        19,479     58,691     48,688      2,653    (38,047)

RATIO OF EARNINGS TO COMBINED FIXED
   CHARGES AND PREFERRED DIVIDENDS..............................          6.97       9.82       2.17       0.40       1.08

The following table sets forth unaudited summary financial results on a quarterly basis for the two most recent years.

                                                                                            1995
                                                                        --------------------------------------------
                                                                            First     Second    Third     Fourth
                                                                            -----     ------    -----     ------
(In thousands, except per share data)

Revenues.....................................................              $14,287   $12,890   $11,423   $11,502
Direct operating expenses....................................                2,263     2,503     2,201     1,900
Depletion, depreciation and amortization.....................                8,620     8,331     7,372     8,268
Net income (loss)............................................                 (215)     (428)     (497)     (954)
  Per common share...........................................                 (.01)     (.03)     (.04)     (.07)


                                                                                             1996
                                                                        --------------------------------------------
                                                                             First    Second     Third    Fourth
                                                                             -----    ------     -----    ------
Revenues.....................................................              $10,654   $19,456   $23,097   $29,981
Direct operating expenses....................................                1,955     3,446     4,161     4,957
Depletion, depreciation and amortization.....................                6,967    11,756    13,232    12,867
Net income (loss)............................................                 (732)   (1,129)     (669)    6,092
  Per common share...........................................                 (.05)     (.10)     (.07)      .28

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     On May 2, 1996, GOG was merged into a wholly owned subsidiary of the Company (the "Merger"). This transaction was accounted for as a purchase of GOG. Accordingly, the results of operations since the Merger reflect the impact of the purchase.

     Comparison of 1996 results to 1995. Total revenues for 1996 were $83.2 million, an increase of $33.1 million from 1995. The amount represents an increase of 66% as compared to the prior year period. The revenue increase is due to the effect of the Merger and improved product prices in 1996. Net income for 1996 was $3.6 million compared to a net loss of $2.1 million in 1995. The increase in net income is primarily attributed to a significant increase in average oil and gas prices received, offset by an increase in interest expense and depletion, depreciation and amortization.

     Oil and gas sales less direct operating expenses for 1996 were $67.7 million, a 64% increase from the prior year period. Average daily production in 1996 was 4,612 barrels and 65.4 Mmcf, or (15,515 barrels of oil equivalent ("BOE"), increases of 26% and 14%, respectively. The production increases resulted solely from the Merger. Exclusive of the Merger, production continued to decline due to the Company's reduced capital expenditures and expected production declines on the large number of wells drilled and completed in 1994 and early 1995. There were 88 wells placed on production in 1995 compared to 12 wells in 1996. In the future, while production is not expected to continue to decline at the current rate, a decrease is expected unless development drilling activity is substantially increased or additional acquisitions are consummated. The decision to increase development drilling is heavily dependent on the commodity prices being received for production.

     Average oil prices increased to $20.47 per barrel compared to $16.43 received in 1995. Average natural gas prices increased from $1.34 per Mcf in 1995 to $1.99 in 1996. The increase in natural gas prices was primarily the result of prior year production being marketed under term arrangements which were based on Rocky Mountain region pricing (which was depressed) whereas the 1996 production benefitted from several factors. A portion of these term arrangements expired during 1996 which allowed the production to be sold at local spot prices which had increased as a result of higher demand and declining production in the D-J Basin. In addition, enhanced marketing efforts combined with higher natural gas liquids prices contributed to the overall price increase. Direct operating expenses increased to $2.56 per BOE compared to $1.83 in 1995. The increase is primarily attributed to the Company's focus on enhancing production through performing well workovers on existing properties and the overall increase in production taxes as a result of the higher average oil and gas prices.

     General and administrative expenses, net of third party reimbursements, for 1996 were $6.2 million, a 3% increase over 1995. The increase is the result of the Merger partially offset by reductions in allocated costs from SOCO during the first four months of 1996. Prior to the Merger, the Company did not have its own employees. Employees and certain office space and furniture, fixtures and equipment were provided by SOCO. SOCO allocated general and administrative expenses based on estimates of expenditures incurred on behalf of the Company.

     Interest and other expense was $14.3 million compared to $5.5 million in 1995. Interest expense increased as a result of higher average outstanding debt levels as a result of the Merger. The Company's average interest rate climbed to 9.3% compared to 7.0% in 1995. This increase is due primarily to the Subordinated Notes.

     Depletion, depreciation and amortization expense for 1996 totaled $44.8 million, an increase of $12.2 million, or 38% over 1995. The increase resulted from the higher production and an increased depletion, depreciation and amortization rate of $7.89 per BOE compared to $6.74 in 1995. The primary cause for the increased rate was a downward revision in reserve quantities due to proved undeveloped reserves being classified as uneconomic at year end 1995 prices and the inclusion of the amortization of a noncompete agreement entered into in conjunction with the Merger. The amortization of the noncompete agreement of $2.6 million in 1996 resulted in an increase of $.46 in the depletion, depreciation and amortization rate per BOE.

     Comparison of 1995 results to 1994. Total revenues in 1995 were $50.1 million as compared to $67.8 million in 1994. The 26% decrease was due to both a drop in production (17%) and in average prices received (11%). The net loss for 1995 was $2.1 million compared to net income of $3.0 million in 1994. The decrease was primarily due to the drop in production and average prices received, higher direct operating expenses and increased interest expense due to increased average debt payable to parent offset somewhat by a lower depletion rate.

     Average daily production during 1995 was 3,677 barrels and 57.5 Mmcf (13,257 BOE), a decrease of 27% for oil and 12% for gas, as compared to 1994. The production declines resulted primarily from the Company's decision to reduce drilling in 1995 due to the continued decline in gas prices subsequent to year end 1994. During 1995, the Company placed an additional 88 wells on production compared to 360 wells during 1994. The direct operating margin (revenues less direct operating costs) for 1995 was $41.2 million, a 31% decrease from 1994. Average oil prices increased 11% to $16.43 per barrel. However, that modest increase was more than offset by the continued sharp decline in gas prices. The average gas price for 1995 was only $1.34 per Mcf, a 21% decrease from 1994. Direct operating expenses per equivalent barrel also increased to $1.83 from $1.40 in 1994 due to decreasing total production with a higher number of wells and higher well servicing costs in 1995.

     General and administrative expenses, net of reimbursements, were $6.0 million in 1995 as compared to $7.5 million in 1994. The Company did not have its own employees. Employees and certain office space and furniture, fixtures and equipment have been provided by SOCO. SOCO has allocated general and administrative expenses based on estimates of actual expenditures incurred on behalf of Patina. The general and administrative expenses in 1995 were $1.5 million lower than 1994, reflecting the lower overhead associated with the reduced drilling activity.

     Interest paid to parent and other expense was $5.5 million in 1995 as compared to $3.9 million in 1994. Interest expense represents interest on debt payable to SOCO. Prior to the Merger, SOCO financed all of the Company's activities. A portion of such financing was considered to be an investment by SOCO in the Company and, accordingly, no interest was charged by SOCO to Patina for this capital. The remaining portion of such financing was considered to be debt payable to SOCO with interest charged to the Company at a rate which approximated the average interest rate being paid by SOCO under its revolving credit facility. The increase in interest expense was primarily due to an increase in interest rates from 5.5% to 7%.

     Depletion, depreciation and amortization expense for 1995 decreased 24% from 1994. The decrease was primarily attributable to the decreases in production and a $2.1 million greater impairment in 1994.

DEVELOPMENT, ACQUISITION AND EXPLORATION

     During 1996, the Company incurred $226.9 million in capital expenditures. Of this amount, $218.4 million related to the acquisition of GOG by the issuance of stock and assumption of debt by the Company. Capital expenditures, exclusive of acquisitions, totaled only $8.5 million as the Company has continued to limit its development activity based on Rocky Mountain natural gas prices. The Company anticipates incurring development capital expenditures of approximately $14 million during 1997.

FINANCIAL CONDITION AND CAPITAL RESOURCES

     At December 31, 1996, the Company had total assets of $430.2 million.
Total capitalization was $393.8 million, of which 50% was represented by stockholders' equity, 24% by senior debt and 26% by subordinated debt. During 1996, net cash provided by operations was $53.0 million, as compared to $18.4 million in 1995. As of December 31, 1996, there were no significant commitments for capital expenditures. The Company anticipates that 1997 expenditures for development drilling and recompletion activity will approximate $14 million, which will allow for a reduction of indebtedness, provide funds to pursue acquisitions, or additional security repurchases. The level of these and other future expenditures is largely discretionary, and the amount of funds devoted to any particular activity may increase or decrease significantly, depending on available opportunities and market conditions. The Company plans to finance its ongoing development, acquisition and exploration expenditures using internal cash flow, proceeds from asset sales and its bank credit facilities. In addition, joint ventures or future public and private offerings of debt or equity securities may be utilized. Due to restrictions outlined in GOG's various credit agreements, cash generated by GOG may need to be retained by GOG and might therefore not be available to fund the Company's other operations.

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

     The Company Facility is a revolving credit facility in an aggregate amount up to $102 million. The amount available for borrowing under the Company Facility is limited to a semiannually adjusted borrowing base that equalled $85 million at December 31, 1996. At December 31, 1996, $67.5 million was outstanding under the Company Facility. Prior to September 30, 1996, the Company had a term loan facility in an amount up to $87 million. This term loan facility was available to fund GOG's repurchases of the Subordinated Notes. At September 30, 1996, the Company had not utilized the term loan facility and it was canceled.

     The GOG Facility is a revolving credit facility in an aggregate amount up to $51 million. The amount available for borrowing under the GOG Facility is limited to a semiannually adjusted borrowing base that equalled $35 million at December 31, 1996. At December 31, 1996, $27.0 million was outstanding under the GOG Facility. The GOG Facility was used primarily to refinance GOG's previous bank credit facility and pay costs associated with the Merger.

     As of February 25, 1997, the Company had approximately $185.1 million of debt outstanding, consisting of $82.0 million of senior debt and $103.1 million of subordinated notes.

     The bank credit agreement contains certain financial covenants, including but not limited to a maximum total debt to capitalization ratio, a maximum total debt to EBITDA ratio and a minimum current ratio. The bank credit agreement also contains certain negative covenants, including but not limited to restrictions on indebtedness; certain liens; guaranties, speculative derivatives and other similar obligations; asset dispositions; dividends, loans and advances; creation of subsidiaries; investments; leases; acquisitions; mergers; changes in fiscal year; transactions with affiliates; changes in business conducted; sale and leaseback and operating lease transactions; sale of receivables; prepayment of other indebtedness; amendments to principal documents; negative pledge clauses; issuance of securities; and commodity hedging.

     The Company from time to time enters into arrangements to monetize its
Section 29 tax credits. These arrangements result in revenue increases of approximately $.40 per Mcf on production volumes from qualified Section 29 properties. As a result of such arrangements, the Company recognized additional gas revenues of $2.0 million and $1.5 million during 1995 and 1996, respectively. These arrangements are expected to increase revenues through 2002.

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

     The following table indicates the average oil and gas prices received over the last five years and highlights the price fluctuations by quarter for 1995 and 1996. Average price computations exclude contract settlements and other
nonrecurring items to provide comparability.   Average prices per equivalent
barrel indicate the composite impact of changes in oil and gas prices. Natural gas production is converted to oil equivalents at the rate of six Mcf per barrel.

                                 Average Prices
                       ----------------------------------
                                    Natural   Equivalent
                       Crude Oil      Gas       Barrels
                       ---------    -------   ----------
                       (Per Bbl)   (Per Mcf)   (Per BOE)

          Annual
          ------
          1992            $19.06      $1.82       $13.12
          1993             15.87       2.08        13.33
          1994             14.84       1.70        11.66
          1995             16.43       1.34        10.35
          1996             20.47       1.99        14.47

          Quarterly
          ---------

          1995
          ----
          First           $16.37      $1.37       $10.51
          Second           17.24       1.19         9.84
          Third            15.90       1.27         9.91
          Fourth           16.12       1.55        11.27

          1996
          ----
          First           $18.31      $1.55       $11.73
          Second           20.24       1.60        12.75
          Third            19.92       1.83        13.72
          Fourth           22.35       2.78        18.40

In December 1996, the Company received an average of $23.15 per barrel and $3.69 per Mcf for its production.

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                   PAGE
                                                                   ----
PATINA OIL & GAS CORPORATION

    Report of Independent Public Accountants........................F-2

    Consolidated Balance Sheets as of December 31, 1995 and 1996....F-3

    Consolidated Statements of Operations for the years ended
           December 31, 1994, 1995 and 1996.........................F-4

    Consolidated Statements of Changes in Stockholders' Equity
           for the years ended December 31, 1994, 1995 and 1996.....F-5

    Consolidated Statements of Cash Flows for the years ended
           December 31, 1994, 1995 and 1996.........................F-6

    Notes to Consolidated Financial Statements......................F-7

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Stockholders,
Patina Oil & Gas Corporation:

We have audited the accompanying consolidated balance sheets of Patina Oil & Gas Corporation (a Delaware corporation) and subsidiaries as of December 31, 1995 and 1996, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Patina Oil & Gas Corporation and subsidiaries as of December 31, 1995 and 1996, and results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.



Fort Worth, Texas,                                   ARTHUR ANDERSEN LLP
February 17, 1997

                         PATINA OIL & GAS CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                                (IN THOUSANDS)

                                                              DECEMBER 31,
                                                         ----------------------
                                                            1995        1996
                                                         ----------  ----------

                                    ASSETS
Current assets
  Cash and equivalents                                   $   1,000   $   6,153
  Accounts receivable                                        6,611      19,977
  Inventory and other                                        2,000       1,457
                                                         ---------   ---------
                                                             9,611      27,587
                                                         ---------   ---------

Oil and gas properties, successful efforts method          333,513     559,072
  Accumulated depletion, depreciation and amortization    (118,919)   (160,432)
                                                         ---------   ---------
                                                           214,594     398,640
                                                         ---------   ---------

Gas facilities and other                                     4,775       6,421
  Accumulated depreciation                                  (4,459)     (4,917)
                                                         ---------   ---------
                                                               316       1,504
                                                         ---------   ---------

Other assets, net                                                -       2,502
                                                         ---------   ---------
                                                         $ 224,521   $ 430,233
                                                         =========   =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Accounts payable                                       $   3,852   $  15,063
  Accrued liabilities                                          415      11,509
  Payable to parent                                          5,344           -
                                                         ---------   ---------
                                                             9,611      26,572
                                                         ---------   ---------

Senior debt                                                      -      94,500
Subordinated notes                                               -     103,094
Debt to parent                                              75,000           -
Other noncurrent liabilities                                26,247       9,831

Commitments and contingencies

Stockholders' equity
  Preferred stock, $.01 par, 5,000,000 shares
     authorized, -0- and 1,593,608 shares issued
     and outstanding                                             -          16
  Common stock, $.01 par, 40,000,000 shares
     authorized, 14,000,000 and 18,886,932 shares
      issued and outstanding                                   140         189
  Capital in excess of par value                                 -     194,066
  Investment by parent                                     113,523           -
  Retained earnings                                              -       1,965
                                                         ---------   ---------
                                                           113,663     196,236
                                                         ---------   ---------
                                                         $ 224,521   $ 430,233
                                                         =========   =========

       The accompanying notes are an integral part of these statements.

                         PATINA OIL & GAS CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS EXCEPT PER SHARE DATA)


                                                    YEAR ENDED DECEMBER 31,
                                                 ----------------------------
                                                   1994      1995       1996
                                                 -------   -------    -------

Revenues
 Oil and gas sales                               $67,749   $50,073    $82,185
 Other                                                73        29      1,003
                                                 -------   -------    -------

                                                  67,822    50,102     83,188
                                                 -------   -------    -------

Expenses
 Direct operating                                  8,110     8,867     14,519
 Exploration                                         784       416        224
 General and administrative                        7,484     5,974      6,151
 Interest and other                                3,869     5,476     14,304
 Depletion, depreciation and amortization         43,036    32,591     44,822
                                                 -------   -------    -------

Income (loss) before taxes                         4,539    (3,222)     3,168
                                                 -------   -------    -------

Provision (benefit) for income taxes
 Current                                               -         -          -
 Deferred                                          1,589    (1,128)      (394)
                                                 -------   -------    -------
                                                   1,589    (1,128)     ( 394)
                                                 -------   -------    -------

Net income (loss)                                $ 2,950   $(2,094)   $ 3,562
                                                 =======   =======    =======

Net income (loss) per common share                  $.21     $(.15)      $.08
                                                 =======   =======    =======

Weighted average shares outstanding               14,000    14,000     17,796
                                                 =======   =======    =======

        The accompanying notes are an integral part of these statements

                         PATINA OIL & GAS CORPORATION

                     CONSOLIDATED STATEMENTS OF CHANGES IN
                             STOCKHOLDERS' EQUITY
                                (IN THOUSANDS)

                                                                                          Capital in               Retained
                                           Preferred Stock              Common Stock      Excess of   Investment   Earnings
                                       -----------------------     --------------------
                                        Shares         Amount       Shares      Amount    Par Value   By Parent    (Deficit)
                                       -------        --------     -------     --------   ---------   -----------  ---------
Balance, December 31, 1993                  -            $ -        14,000        $140    $      -    $  92,725    $     -

Credit in lieu of taxes                     -              -             -           -           -       (8,190)         -

Change in investment by parent              -              -             -           -           -       28,221          -

Net income                                  -              -             -           -           -        2,950          -
                                       ------         ------        ------     -------   ---------    ---------   --------

Balance, December 31, 1994                  -              -        14,000         140           -      115,706          -

Credit in lieu of taxes                     -              -             -           -           -        1,107          -

Change in investment by parent              -              -             -           -           -       (1,196)         -

Net loss                                    -              -             -           -           -       (2,094)         -
                                       ------         ------        ------     -------   ---------    ---------   --------

Balance, December 31, 1995                  -              -        14,000         140           -      113,523          -

Credit in lieu of taxes                     -              -             -           -           -          171          -

Change in investment by parent              -              -             -           -           -       (7,514)         -

Net  loss through the Merger date           -              -             -           -           -         (532)         -

Merger                                  1,205             12         6,000          60     194,291     (105,648)         -

Issuance of common                          -              -             4           -          27            -          -

Repurchase of common and warrants           -              -        (1,117)        (11)     (9,722)           -          -

Issuance of preferred                     389              4             -           -       9,470            -          -

Preferred dividends                         -              -             -           -           -            -     (2,129)

Net income subsequent to the Merger         -              -             -           -           -            -      4,094
                                       ------         ------        ------     -------   ---------    ---------   --------

Balance, December 31, 1996              1,594            $16        18,887        $189    $194,066    $       -    $ 1,965
                                       ======         ======        ======     =======   =========    =========   ========

       The accompanying notes are an integral part of these statements.

                         PATINA OIL & GAS CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)


                                                                    YEAR ENDED DECEMBER 31,
                                                                -------------------------------
                                                                1994        1995         1996
                                                                ----        ----         ----
Operating activities
  Net income (loss)                                           $  2,950    $ (2,094)    $  3,562
  Adjustments to reconcile net income (loss) to net
     cash provided by operations
       Exploration expense                                         784         416          224
       Depletion, depreciation and amortization                 43,036      32,591       44,822
       Deferred taxes                                            1,589      (1,128)        (394)
       Amortization of deferred credits                         (2,539)     (2,025)        (605)
       Changes in current and other assets and liabilities
          Decrease (increase) in
            Accounts receivable                                  3,642       1,472       (1,057)
            Inventory and other                                      -           -          338
          Increase (decrease) in
            Accounts payable                                    (1,552)    (10,902)      (4,249)
            Accrued liabilities                                   (220)         77        4,844
            Other liabilities                                        -           -        5,511
                                                              --------    --------     --------

       Net cash provided by operations                          47,690      18,407       52,996
                                                              --------    --------     --------

Investing activities
  Acquisition, development and exploration                     (95,596)    (21,842)      (8,532)
  Merger expenditures, net of cash acquired                          -           -       (2,375)
  Sale of  oil and gas properties                                ( 782)        782        1,111
                                                              --------    --------     --------

       Net cash used by investing                              (96,378)    (21,060)      (9,796)
                                                              --------    --------     --------

Financing activities
  Increase (decrease) in payable/debt to parent                 18,476       1,011      (80,466)
  Increase in indebtedness                                           -           -       72,863
  Deferred credits                                               1,991       2,838          814
  Increase (decrease) in investment by parent                   28,221      (1,196)      (7,514)
  Cost of common stock issuance                                      -           -      (11,882)
  Repurchase of common stock and warrants                            -           -       (9,733)
  Preferred dividends                                                -           -       (2,129)
                                                              --------    --------     --------

       Net cash realized (used) by financing                    48,688       2,653      (38,047)
                                                              --------    --------     --------

Increase in cash                                                     -           -        5,153
Cash and equivalents, beginning of period                        1,000       1,000        1,000
                                                              --------    --------     --------
Cash and equivalents, end of period                           $  1,000    $  1,000     $  6,153
                                                              ========    ========     ========

       The accompanying notes are an integral part of these statements.

                         PATINA OIL & GAS CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)  ORGANIZATION AND NATURE OF BUSINESS

     Patina Oil & Gas Corporation (the "Company"), a Delaware corporation, was incorporated in January 1996 to hold the assets and operations of Snyder Oil Corporation ("SOCO") in the Wattenberg Field and to facilitate the acquisition of Gerrity Oil & Gas Corporation ("GOG"). Previously, SOCO's Wattenberg operations had been conducted through SOCO or its wholly owned subsidiary, SOCO Wattenberg Corporation ("SWAT"). On May 2, 1996, SOCO contributed the balance of its Wattenberg assets to SWAT and transferred all of the shares of SWAT to the Company. Immediately thereafter, GOG merged into another wholly owned subsidiary of the Company (the "Merger"). As a result of these transactions, SWAT and GOG became subsidiaries of the Company. The Company's operations currently consist of the acquisition, development, and production of oil and gas properties in the Wattenberg Field.

     SOCO currently owns approximately 74% of the common stock of the Company. In conjunction with the Merger, the Company offered to exchange the Company's preferred stock for GOG's preferred stock (the "Original Exchange Offer"). A total of 1,204,847 shares were issued in exchange for approximately 75% of GOG's preferred stock. In October 1996, GOG's certificate of incorporation was amended to provide that all shares of GOG's preferred stock not exchanged in the Original Exchange Offer be exchanged for the Company's preferred stock on the same terms as the Original Exchange Offer. Upon consummation of this exchange, the Company had approximately 1.6 million preferred shares outstanding.

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


(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Producing Activities

     The Company utilizes the successful efforts method of accounting for its oil and gas properties. Consequently, leasehold costs are capitalized when incurred. Unproved properties are assessed periodically within specific geographic areas and impairments in value are charged to expense. Exploratory expenses, including geological and geophysical expenses and delay rentals, are charged to expense as incurred. Exploratory drilling costs are initially capitalized, but charged to expense if and when the well is determined to be unsuccessful. Costs of productive wells, unsuccessful developmental wells and productive leases are capitalized and amortized on a unit-of-production basis over the life of the remaining proved or proved developed reserves, as applicable. Gas is converted to equivalent barrels at the rate of six Mcf to one barrel. Amortization of capitalized costs has generally been provided over the entire D-J Basin as the wells are located in the same reservoir. No accrual has been provided for estimated future abandonment costs as management estimates that salvage value will approximate such costs.

     In 1995, the Company adopted Statement of Financial Accounting Standards No. 121 ("SFAS 121"), "Accounting for the Impairment of Long-Lived Assets". SFAS 121 requires the Company to assess the need for an impairment of capitalized costs of oil and gas properties on a field-by-field basis. During 1995 and 1996, the Company did not provide for any impairments. Changes in the underlying assumptions or the amortization units could, however, result in impairments in the future.

Other Assets

     Other assets reflect the value assigned to a noncompete agreement entered into as part of the Merger. The value is being amortized over five years at a rate intended to approximate the decline in the value of the agreement. Amortization expense for the year ended December 31, 1996 was $2,632,000. Scheduled amortization for the next five years is $1,500,000 in 1997, $500,000 in 1998, and $250,000 in each of 1999 and 2000.

Section 29 Tax Credits

     The Company from time to time enters into arrangements to monetize its
Section 29 tax credits. These arrangements result in revenue increases of approximately $.40 per Mcf on production volumes from qualified Section 29 properties. As a result of such arrangements, the Company recognized additional gas revenues of $2.5 million, $2.0 million and $1.5 million during 1994, 1995 and 1996, respectively. These arrangements are expected to increase revenues through 2002.

Gas Imbalances

     The Company uses the sales method to account for gas imbalances. Under this method, revenue is recognized based on the cash received rather than the Company's proportionate share of gas produced. Gas imbalances at December 31, 1995 and 1996 were insignificant.

Financial Instruments

     The book value and estimated fair value of cash and equivalents was $1.0 million and $6.2 million at December 31, 1995 and 1996. The book value approximates fair value due to the short maturity of these instruments. The book value and estimated fair value of the Company's debt to parent and senior debt was $75.0 million and $94.5 million at December 31, 1995 and 1996. The fair value is presented at face value given its floating rate structure. The book value of the Senior Subordinated Notes ("Subordinated Notes" or "Notes") was $103.1 million and the estimated fair value was $105.6 million at December 31, 1996. The fair value is estimated based on their price on the New York Stock Exchange.

     From time to time, the Company enters into commodity contracts to hedge the price risk of a portion of its production. Gains and losses on such contracts are deferred and recognized in income as an adjustment to oil and gas sales revenues in the period to which the contracts relate.

     In the fourth quarter of 1996, the Company entered into various swap sales contracts with a weighted average oil price (NYMEX based) of $22.19 for contract volumes of 95,000 barrels of oil for January 1997 through February 1997. The unrecognized loss on these contracts totaled $350,000 based on December 31, 1996 market values. The Company estimates incurring approximately $200,000 of losses related to these swap contracts based on settlements after year end and market values as of February 25, 1997.

     In the fourth quarter of 1996 and early 1997, the Company entered into various swap sales contracts with a weighted average natural gas price (CIG-Inside FERC based) of $3.02 for contract volumes of 2,250,000 MMBtu's of natural gas for January 1997 through March 1997. The unrecognized loss on these contracts totaled $10,000 based on December 31, 1996 market values. The Company estimates realizing $1.4 million of income related to these swap contracts based on settlements after year end and market values as of February 25, 1997.

Supplemental Cash Flow Information

     The Merger involved cash and non-cash consideration as presented below:

     (In thousands)

     Cash payments made for merger                                      $ 14,257
     Senior debt assumed                                                  19,000
     Subordinated debt assumed                                           105,805
     Minority interest in GOG preferred stock not exchanged at
       merger date                                                         9,878
     Preferred stock issued                                               30,122
     Common stock and warrants issued                                     46,750
     Other liabilities assumed                                            12,423
                                                                        --------

     Fair value of assets acquired                                      $238,235
                                                                        ========

     The above cash payments made include approximately $4.9 million of costs capitalized and allocated to oil and gas properties. The above cash payments are reduced in the accompanying consolidated statements of cash flows by $2.1 million of cash acquired in the merger.

Risks and Uncertainties

     Historically, the market for oil and gas has experienced significant price fluctuations. Prices for natural gas in the Rocky Mountain region have traditionally been particularly volatile and have been depressed since 1994. In large part, the decreased prices are the result of mild weather, increased production in the region and limited transportation capacity to other regions of the country. In the fourth quarter of 1996, both oil and natural gas prices increased considerably, however, there can be no assurance that these increases will be sustained. Increases or decreases in prices received could have a significant impact on the Company's future results of operations. Subsequent to year end, both oil and gas prices have declined to levels similar to the Company's realized average prices in 1996.

Other

     All liquid investments with an original maturity of three months or less are considered to be cash equivalents. Certain amounts in prior period consolidated financial statements have been reclassified to conform with current classification.

     All cash payments for income taxes were made by SOCO during 1994, 1995 and through May 2, 1996 at which point the Company began paying its own taxes. The Company was charged interest by SOCO on its debt to SOCO of $3.9 million, $5.4 million and $1.6 million during 1994, 1995 and through May 2, 1996, which was reflected as an increase in debt to SOCO.

     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(3)  OIL AND GAS PROPERTIES

     The cost of oil and gas properties at December 31, 1994, 1995 and 1996 includes no significant unevaluated leasehold. Acreage is generally held for exploration, development or resale and its value, if any, is excluded from amortization. The following table sets forth costs incurred related to oil and gas properties.

                                 1994         1995        1996
                              --------     --------    ---------
                                         (IN THOUSANDS)

     Acquisition               $ 7,556      $   650     $218,380
     Development                88,213       12,141        8,301
     Exploration and other       1,693          429          224
                               -------      -------     --------
                               $97,462      $13,220     $226,905
                               =======      =======     ========

     In May 1996, the Merger discussed in Note 1 was consummated. The following table summarizes the unaudited pro forma effects on the Company's financial statements assuming that the Merger and the Original Exchange Offer had been consummated on January 1, 1995 and 1996. Future results may differ substantially from pro forma results due to changes in these assumptions, changes in oil and gas prices, production declines and other factors. Therefore, pro forma statements cannot be considered indicative of future operations.

                                                              YEAR ENDED DECEMBER 31,
                                                     ---------------------------------------
                                                             1995              1996
                                                           -------            ------
                                                       (IN THOUSANDS, EXCEPT PER SHARE DATA)
     Total revenues                                        $103,962           $100,138
     Gross operating margin                                $ 85,654           $ 82,420
     Depletion, depreciation and amortization              $ 63,383           $ 51,662
     Net income (loss)                                     $( 7,338)          $  3,476
     Net income (loss) per common share                       $(.51)          $    .03
     Weighted average shares outstanding                     20,000             19,796

(4)  INDEBTEDNESS

     The following indebtedness was outstanding on the respective dates:

                                                             DECEMBER 31,
                                                      ------------------------
                                                        1995           1996
                                                      --------       ---------
                                                           (IN THOUSANDS)

      Bank facilities                                  $     -        $ 94,500
      Less current portion                                   -               -
                                                      --------        --------
         Senior debt, net                              $     -        $ 94,500
                                                      ========        ========

      Subordinated notes                               $     -        $103,094
                                                      ========        ========

      Debt to parent                                   $75,000        $      -
                                                      ========        ========

     As of February 25, 1997, the Company had approximately $185.1 million of debt outstanding, consisting of $82.0 million of senior debt and $103.1 million of Subordinated Notes.

     Simultaneously with the Merger, the Company entered into a bank credit agreement. The agreement consists of (a) a facility provided to the Company and SOCO Wattenberg (the "Company Facility") and (b) a facility provided to GOG (the "GOG Facility").

     The Company Facility is a revolving credit facility in an aggregate amount up to $102 million. The amount available for borrowing under the Company Facility is limited to a semiannually adjusted borrowing base that equalled $85 million at December 31, 1996. At December 31, 1996, $67.5 million was outstanding under the Company Facility. Prior to September 30, 1996, the Company had a term loan facility in an amount up to $87 million. This term loan facility was available to fund GOG's repurchases of the Subordinated Notes. At September 30, 1996, the Company had not utilized the term loan facility and it was canceled.

     The GOG Facility is a revolving credit facility in an aggregate amount up to $51 million. The amount available for borrowing under the GOG Facility is limited to a semiannually adjusted borrowing base that equalled $35 million at December 31, 1996. At December 31, 1996, $27.0 million was outstanding under the GOG Facility. The GOG Facility was used primarily to refinance GOG's previous bank credit facility and pay costs associated with the Merger.

     The borrowers may elect that all or a portion of the credit facilities bear interest at a rate per annum equal to: (i) the higher of (a) prime rate plus a margin equal to .25% (the "Applicable Margin") or (b) the Federal Funds Effective Rate plus .5% plus the Applicable Margin, or (ii) the rate at which eurodollar deposits for one, two, three or six months (as selected by the applicable borrower) are offered in the interbank eurodollar market in the approximated amount of the requested borrowing (the "Eurodollar Rate") plus 1.25% (the "Eurodollar Margin"). During the period subsequent to the Merger through December 31, 1996, the average interest rate under the facilities approximated 6.9%.

     The bank credit agreement contains certain financial covenants, including but not limited to, a maximum total debt to capitalization ratio, a maximum total debt to EBITDA ratio and a minimum current ratio. The bank credit agreement also contains certain negative covenants, including but not limited to restrictions on indebtedness; certain liens; guaranties, speculative derivatives and other similar obligations; asset dispositions; dividends, loans and advances; creation of subsidiaries; investments; leases; acquisitions; mergers; changes in fiscal year; transactions with affiliates; changes in business conducted; sale and leaseback and operating lease transactions; sale of receivables; prepayment of other indebtedness; amendments to principal documents; negative pledge clauses; issuance of securities; and commodity hedging.

     Simultaneously with the Merger, the Company recorded $100 million of 11.75% Senior Subordinated Notes due July 15, 2004 issued by GOG on July 1, 1994. In connection with the Merger, the Company repurchased $1.2 million of the Notes. The Company has also repurchased an additional $1.4 million of the Notes. As part of the purchase accounting, the remaining Notes have been reflected in the accompanying financial statements at $103.1 million or 105.875% of their principal amount. Interest is payable each January 15 and July 15. The Notes are redeemable at the option of GOG, in whole or in part, at any time on or after July 15, 1999, initially at 105.875% of their principal amount, declining to 100% on or after July 15, 2001. Upon the occurrence of a change of control, as defined in the Notes, GOG would be obligated to make an offer to purchase all outstanding Notes at a price of 101% of the principal amount thereof. In addition, GOG would be obligated, subject to certain conditions, to make offers to purchase Notes with the net cash proceeds of certain asset sales or other dispositions of assets at a price of 101% of the principal amount thereof. The Notes are unsecured general obligations of GOG and are subordinated to all senior indebtedness of GOG and to any existing and future indebtedness of GOG's subsidiaries.

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

     On the portion of such financing which was considered to be Debt to parent, SOCO charged interest at a rate which approximated the average interest rate being paid by SOCO under its revolving credit facility (5.5%, 7.0% and 6.9% for 1994, 1995 and the four month period ended May 2, 1996, respectively).

     Scheduled maturities of indebtedness for the next five years are zero for 1997 and 1998, $94.5 million in 1999, zero in 2000 and 2001. The long-term portions of the credit facilities are scheduled to expire in 1999; however, it is management's intent to review both the short-term and long-term facilities and extend the maturities on a regular basis.

     There were no cash payments for interest expense in 1994, 1995 or in the first four months of 1996. Cash payments for interest totaled $10.5 million in the eight months ended December 31, 1996.

(5)  STOCKHOLDERS' EQUITY

     A total of 40 million common shares, $.01 par value, are authorized of which 18.9 million were issued and outstanding at December 31, 1996. The Company issued 6.0 million common shares and 3.0 million warrants exercisable at $12.50 in exchange for all of the outstanding stock of GOG upon consummation of the Merger. Of the 18.9 million shares outstanding, 2 million are designated as Series A Common Stock. The Series A Common Stock is identical to the common shares except that the Series A Common Stock is entitled to three votes per share rather than one vote per share. The Series A Common Stock is owned by SOCO and reverts to regular common shares upon certain conditions. Subsequent to the merger date, the Company repurchased 1,116,700 shares of common stock, 500,000 warrants issued to GOG's former chief executive officer, and 80,549 warrants for total consideration of $9.7 million. No dividends have been paid on common stock as of December 31, 1996.

     A total of 5 million preferred shares, $.01 par value, are authorized of which 1.6 million were issued and outstanding at December 31, 1996. In May 1996,
1.2 million shares of 7.125% preferred stock were issued to certain GOG preferred shareholders electing to exchange their preferred shares in the Original Exchange Offer. Thus there were no proceeds received related to this issuance. In October 1996, GOG's certificate of incorporation was amended to provide that all shares of GOG's preferred stock not exchanged in the Original Exchange Offer be exchanged for the Company's preferred shares on the same terms as the Original Exchange Offer. This exchange resulted in the issuance of an additional 389,000 preferred shares. The stock is convertible into common stock at any time at $8.61 per share. The 7.125% preferred stock is redeemable at the option of the Company at any time after May 2, 1998 if the average closing price of the Patina common stock for 20 of the 30 days prior to not less than five days preceding the redemption date is greater than $12.92 per share or at any time after May 2, 1999. The liquidation preference is $25 per share, plus accrued and unpaid dividends. The Company paid $2.1 million ($1.78 per 7.125% convertible share per annum) in preferred dividends during the year ended December 31, 1996 and had accrued an additional $354,000 at December 31, 1996 for dividends.

     Earnings per share are computed by dividing net income, less dividends on preferred stock, by weighted average common shares outstanding. Net income
(loss) applicable to common for 1994, 1995 and 1996, was $2,950,000, ($2,094,000) and $1,433,000, respectively. Differences between primary and fully diluted earnings per share were insignificant for all periods presented.

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

     In 1996, the shareholders adopted a stock grant and option plan (the "Directors' Plan") for nonemployee Directors of the Company. The Directors' Plan provides for each nonemployee Director to receive common shares having a market value equal to $2,250 quarterly in payment of one-half their retainer. A total of 3,632 shares were issued in 1996. It also provides for 5,000 options to be granted annually to each nonemployee Director. A total of 20,000 options were issued in May 1996 with an exercise price of $7.75 per common share. The options vest over a three-year period (30%, 60%, 100%) and expire five years from date of grant.

     At December 31, 1996, the Company had a fixed stock option compensation plan, which is described above. The Company applies APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations in accounting for the plans. Accordingly, no compensation cost has been recognized for these fixed stock option plans. Had compensation cost for the Company's fixed stock option compensation plans been determined consistent with Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation," the Company's net income (in thousands) and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                         1996
                                                         ----

Net income (loss)                     As Reported       $3,562
                                      Pro forma         $3,281

Income (loss) per common share        As Reported       $ 0.08
                                      Pro forma         $ 0.06

     The fair value of each option grant is estimated on the date of grant using the Black-Sholes option-pricing model with the following weighted-average assumptions used for grants in 1996: dividend yield of 0%; expected volatility of 30%; risk-free interest rate of 6.4%; and expected life of 4.5 years.

     A summary of the status of the Company's fixed stock option plan as of December 31, 1996 and changes during the year is presented below (shares are in thousands):

                                                                     1996
                                                                     ----
                                                                Weighted-Average
                                                                     Exercise
                                                       Shares         Price
                                                       ------         -----

     Outstanding at beginning of year                      -           $   -
     Granted`                                            532            7.75
     Exercised                                             -               -
     Forfeited                                           (29)           7.75
                                                         ----

     Outstanding at end of year                          503            7.75
                                                         ----

     Options exercisable at year end                       -               -

     Weighted-average fair value of options granted during the year    $2.81

     The following table summarizes information about fixed stock options outstanding at December 31, 1996:

                                Options Outstanding                        Options Exercisable
                -------------------------------------------------    -------------------------------
                   Number                                                Number
                Outstanding at    Weighted-Avg.        Weighted-     Exercisable at      Weighted-
                 December 31,       Remaining           Average        December 31,       Average
Exercise Price       1996        Contractual Life    Exercise Price        1996        Exercise Price
--------------       ----        ----------------    --------------        ----        --------------
$   7.75           503,000           4.3 years            $7.75              -               -

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

     A reconciliation of the statutory rate to the Company's effective rate as they apply to the provision (benefit) for the years ended December 31, 1994, 1995 and 1996 follows:

                                                1994     1995      1996
                                               ------   ------    ------

Federal statutory rate                           35%     (35%)      35%
Utilization of net deferred tax asset             -        -       (35%)
Tax benefit recognized prior to Merger            -        -       (12%)
                                               -----     -----     -----
Effective income tax rate                        35%     (35%)     (12%)
                                               =====     =====     =====

For book purposes the components of the net deferred asset and liability at December 31, 1995 and 1996, respectively, were:

                                                      1995     1996
                                                    -------   ------
                                                      (IN THOUSANDS)
Deferred tax assets
  NOL carryforwards                                $ 15,716   $24,586
  Production payment receivables and other              128    27,382
                                                   --------   -------
                                                     15,844    51,968
                                                   --------   -------
Deferred tax liabilities
  Depreciable and depletable property                41,169    48,145
  Investments and other                                   -         -
                                                   --------   -------
                                                     41,169    48,145
                                                   --------   -------

Deferred tax assets (liability)                     (25,325)    3,823
                                                   --------   -------

Valuation allowance                                       -    (3,823)
                                                   --------   -------

Net deferred tax asset (liability)                 $(25,325)  $     -
                                                   ========   =======

     For tax purposes, the Company had regular net operating loss carryforwards of $70.2 million and alternative minimum tax ("AMT") loss carryforwards of $35.1 million at December 31, 1996. Utilization of $31.9 million regular net operating loss carryforwards and $31.6 million AMT loss carryforwards will be limited to $5.2 million per year as a result of the merger of GOG and SOCO Wattenberg Corporation on May 2, 1996. These carryforwards expire from 2006 through 2011. At December 31, 1996, the Company had alternative minimum tax credit carryforwards of $478,000 which are available indefinitely. No cash payments were made by the Company for federal taxes during 1995 and 1996. As discussed in Note 1, the accompanying financial statements include certain Wattenberg operations previously owned directly by SOCO. Accordingly, certain operating losses generated by these properties were retained by SOCO. In addition, certain taxable income generated by SOCO did not offset the Company's net operating loss carryforwards. Prior to the Merger, the effect of such items has been reflected as a charge or credit in lieu of taxes in the Company's consolidated statement of changes in stockholders' equity.

(7)  MAJOR CUSTOMERS

     During 1996, PanEnergy, Inc. accounted for 38% of revenues. During 1994, 1995 and 1996, Amoco Production Company accounted for 25%, 22% and 19%, subsidiaries of SOCO accounted for 59%, 46% and 0%, and Total Petroleum accounted for 15%, 20% and 10%, of revenues, respectively. Management believes that the loss of any individual purchaser would not have a long-term material adverse impact on the financial position or results of operations of the Company.


(8)  RELATED PARTY

     Prior to the Merger, the Company did not have its own employees.
Employees, certain office space and furniture, fixtures and equipment were provided by SOCO. SOCO allocated general and administrative expenses to the Company based on its estimate of expenditures incurred on behalf of the Company. Subsequent to the Merger, certain field, administrative and executive employees of SOCO and GOG became employees of the Company. SOCO will continue to provide certain services to Patina under a corporate services agreement. During 1996, the Company paid approximately $650,000 to SOCO under the corporate services agreement.


(9)  COMMITMENTS AND CONTINGENCIES

     The Company leases office space and certain equipment under non-cancelable operating leases. Future minimum lease payments under such leases approximate $500,000 per year from 1997 through 2001.

     In August 1995, SOCO was sued in the United States District Court of Colorado by plaintiffs purporting to represent all persons who, at any time since January 1, 1960, have had agreements providing for royalties from gas production in Colorado to be paid by SOCO under various lease provisions. In January 1997, the judge denied the plaintiffs' motion for class certification. Substantially all liability under this suit was assumed by the Company upon its formation. In January 1996, GOG was also sued in a similar but separate action filed in the Colorado State Court. The plaintiffs, in both suits, allege that unspecified "post-production" costs incurred prior to calculating royalty payments were deducted in breach of the relevant lease provisions and that this fact was fraudulently concealed. The plaintiffs seek unspecified compensatory and punitive damages and a declaratory judgment prohibiting the deduction of post-production costs prior to calculating royalties paid to the plaintiffs. The Company believes that costs deducted in calculating royalties are and have been proper under the relevant lease provisions, and they intend to defend these and any similar suits vigorously. At this time, the Company is unable to estimate the range of potential loss, if any. However, the Company believes the resolution of this uncertainty should not have a material adverse effect upon the Company's financial position, although an unfavorable outcome in any reporting period could have a material impact on results for that period.

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


(10) UNAUDITED SUPPLEMENTAL OIL AND GAS RESERVE INFORMATION

     Independent petroleum consultants directly evaluated 89%, 100% and 100% of proved reserves at December 31, 1994, 1995 and 1996, respectively. All reserve estimates are based on economic and operating conditions at that time. Future net cash flows as of each year and were computed by applying then current prices to estimated future production less estimated future expenditures (based on current costs) to be incurred in producing and developing the reserves. All reserves are located onshore in the United States.

     Future prices received for production and future production costs may vary, perhaps significantly, from the prices and costs assumed for purposes of these estimates. There can be no assurance that the proved reserves will be developed within the periods indicated or that prices and costs will remain constant.
With respect to certain properties that historically have experienced seasonal curtailment, the reserve estimates assume that the seasonal pattern of such curtailment will continue in the future. There can be no assurance that actual production will equal the estimated amounts used in the preparation of reserve projections.

     There are numerous uncertainties inherent in estimating quantities of proved reserves and in projecting future rates of production and timing of development expenditures. The data in the tables below represent estimates only. Oil and gas reserve engineering must be recognized as a subjective process of estimating underground accumulations of oil and gas that cannot be measured in an exact way, and estimates of other engineers might differ materially from those shown above. The accuracy of any reserve estimate is a function of the quality of available data and engineering and geological interpretation and judgement. Results in drilling, testing and production after the date of the estimate may justify revisions. Accordingly, reserve estimates are often materially different from the quantities of oil and gas that are ultimately recovered.

QUANTITIES OF PROVED RESERVES ---
                                                 CRUDE OIL   NATURAL GAS
                                                 ----------  ------------
                                                   (MBBL)       (MMCF)
     Balance, December 31, 1993                     16,928       229,862
        Revisions                                   (4,450)      (50,021)
        Extensions, discoveries and additions        1,372        20,900
        Production                                  (1,829)      (23,893)
        Purchases                                      197         1,855
        Sales                                            -             -
                                                    ------       -------

     Balance, December 31, 1994                     12,218       178,703
        Revisions                                   (3,609)      (19,618)
        Extensions, discoveries and additions          154           785
        Production                                  (1,342)      (20,981)
        Purchases                                        -             -
        Sales                                            -           (32)
                                                    ------       -------

     Balance, December 31, 1995                      7,421       138,857
        Revisions                                      720        (1,314)
        Extensions, discoveries and additions          194         1,342
        Production                                  (1,688)      (23,947)
        Purchases                                   15,834       183,729
        Sales                                           (6)       (2,008)
                                                    ------       -------

     Balance, December 31, 1996                     22,475       296,659
                                                    ======       =======

PROVED DEVELOPED RESERVES ---

                                                 CRUDE OIL   NATURAL GAS
                                                 ----------  ------------
                                                   (MBBL)       (MMCF)

December 31, 1993                                    7,365       136,765
                                                    ======       =======
December 31, 1994                                    8,832       147,869
                                                    ======       =======
December 31, 1995                                    6,955       133,088
                                                    ======       =======
December 31, 1996                                   15,799       242,777
                                                    ======       =======

STANDARDIZED MEASURE ---
                                                       DECEMBER 31,
                                           -----------------------------------
                                                  1995               1996
                                           ---------------    ----------------
                                                     (IN THOUSANDS)
Future cash inflows                        $ 356,224                $1,668,475
Future costs:
 Production                                 (100,505)                 (338,752)
 Development                                 (13,428)                 (160,856)
                                           ---------                ----------
Future net cash flows                        242,291                 1,168,867
Undiscounted income taxes                    (29,873)                 (294,407)
                                           ---------                ----------
After tax net cash flows                     212,418                   874,460
10% discount factor                          (84,902)                 (374,524)
                                           ---------                ----------
Standardized measure                       $ 127,516                $  499,936
                                           =========                ==========


CHANGES IN STANDARDIZED MEASURE ---

                                                  YEAR ENDED DECEMBER 31,
                                           ----------------------------------
                                             1994         1995        1996
                                           ---------   ----------   ---------
                                                    (IN THOUSANDS)
Standardized measure, beginning of year    $ 191,011   $  161,481   $  127,516
Revisions:
 Prices and costs                            (56,928)       2,240      351,724
 Quantities                                  (29,498)     (14,230)         501
 Development costs                            (8,044)      (1,182)     (11,024)
 Accretion of discount                        19,101       16,148       27,619
 Income taxes                                 23,121       10,963     (129,612)
 Production rates and other                   (8,422)     (21,265)      (3,706)
                                           ---------   ----------   ----------
 Net revisions                               (60,670)      (7,326)     235,502
Extensions, discoveries and additions         19,583        2,064        3,791
Production                                   (58,099)     (40,877)     (67,666)
Future development costs incurred             67,484       12,192        7,906
Purchases (a)                                  2,172            -      193,998
Sales (b)                                          -          (18)      (1,111)
                                           ---------   ----------   ----------
Standardized measure, end of year          $ 161,481   $  127,516   $  499,936
                                           =========   ==========   ==========

(a) "Purchases" includes the present value at the end of the period acquired during the year plus the cash flow received on such properties during the period, rather than their estimated present value at the time of the acquisition.

(b) "Sales" represents the present value at the beginning of the period of properties sold, less the cash flow received on such properties during the period.

PART IV.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 10-K


(a)  Exhibits -

     2.1 Amended and Restated Agreement and Plan of Merger dated as of January 16, 1996 as amended and restated as of March 20, 1996 -- incorporated by reference to Exhibit 2.1 to Amendment No. 1 to the Registration Statement on Form S-4 of Patina Oil & Gas Corporation (Registration No. 333-572)

     2.2 Business Opportunity Agreement -- incorporated herein by reference to Exhibit 2.2 to the Company's Form 8-K dated May 2, 1996 (Commission file number 1-14344)

     2.3       Corporate Services Agreement -- incorporated by reference to
               Exhibit 2.3 to the Registration Statement on Form S-4 of Patina Oil & Gas Corporation (Registration No. 333-572)

     2.4 Registration Rights Agreement -- incorporated herein by reference to Exhibit 2.4 to the Company's Form 8-K dated May 2, 1996 (Commission file number 1-4344)

     2.5 Cross Indemnification Agreement -- incorporated herein by reference to Exhibit 2.5 to the Company's Form 8-K dated May 2, 1996 (Commission file number 1-14344)

     4.1 Certificate of Incorporation -- incorporated herein by reference to the Exhibit 3.1 to the Company's Registration Statement on Form S-4 (Registration No. 333-572)

     4.2 Bylaws -- incorporated herein by reference to Exhibit 3.3 to the Company's Registration Statement on Form S-4 (Registration No. 333-572)

     10.1.1 Credit Agreement dated as of May 2, 1996 among the Company, Gerrity Oil & Gas Corporation and SOCO Wattenberg Corporation, as Borrowers, certain financial institutions, and Texas Commerce Bank National Association, as Administrative Agent, and certain commercial lending institutions -- incorporated herein by reference to Exhibit 10.1 to the Company's Form 8-K dated May 2, 1996 (Commission file number 1-4344)

     10.1.2 First Amendment to Credit Agreement dated June 28, 1996 by and among the Company, Gerrity Oil & Gas Corporation and SOCO Wattenberg Corporation, as Borrowers, and Texas Commerce Bank National Association, as Administrative Agent, and certain commercial lending institutions --incorporated herein by reference to Exhibit 10.1.1 to the Company's Form 10-Q for the quarter ending June 30, 1996 (Commission file number 1-14344)

     10.1.3 Second Amendment to Credit Agreement effective October 8, 1996 by and among the Company, Gerrity Oil & Gas Corporation and SOCO Wattenberg Corporation, as Borrowers, and Texas Commerce Bank National Association, as Administrative Agent, and certain commercial lending institutions --incorporated herein by reference to Exhibit 10.74 of the Company's Form 10-Q for the quarter ending September 30, 1996 (Commission file number 1-4344)

     10.1.4 Third Amendment to Credit Agreement effective November 1, 1996 by and among the Company, Gerrity Oil & Gas Corporation and SOCO Wattenberg Corporation, as Borrowers, and Texas Commerce Bank National Association, as Administrative Agent, and certain commercial lending institutions --incorporated herein by reference to Exhibit 10.75 of the Company's Form 10-Q for the quarter ending September 30, 1996 (Commission file number 1-14344)

     10.3 Agreement dated July 16, 1996 by and between F. H. Smith, employee, and the Company --incorporated herein by reference to
               Exhibit 10.3 of the Company's Form 10-Q for the quarter ending June 30, 1996 (Commission file number 1-14344)

     10.3.1 Deferred Compensation Plan for Selected Employees adopted by the Company effective May 1, 1996.*

     10.4 Sublease Agreement dated as of May 1, 1996 by and between Snyder Oil Corporation, as Sublandlord, and the Company, as Subtenant -- incorporated herein by reference to Exhibit 10.4 of the Company's Form 10-Q for the quarter ending June 30, 1996 (Commission file number 1-14344)

     10.4.1 Sublease Agreement dated as of October 7, 1996 by and between Gerrity Oil & Gas Corporation, as Sublandlord, and Shadownet Technologies, L.L.C. -- incorporated herein by reference to
               Exhibit 10.76 of the Company's Form 10-Q for the quarter ending September 30, 1996 (Commission file number 1-14344)

     11.1      Computation of Per Share Earnings.*

     12 Computation of Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends.*

     27        Financial Data Schedule.*

     99 Reserve letter from Netherland, Sewell & Associates, Inc. Dated February 5, 1997 to the Patina Oil & Gas Corporation interest as of December 31, 1996.*

*Filed herewith


(b)  Reports on Form 8-K -

     On May 17, 1996, the Company filed with the Securities and Exchange Commission a Current Report on Form 8-K. The Report disclosed under Item 1 information regarding the approval of the Amended Agreement and Plan of Merger among Snyder Oil Corporation, the Company, Patina Merger Corporation and Gerrity Oil & Gas Corporation.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

/s/ Thomas J. Edelman          Chairman of the Board and President      March 4, 1997
----------------------------
Thomas J. Edelman              (Principal Executive Officer)


/s/ Brian J. Cree              Director, Executive Vice President       March 4, 1997
----------------------------
Brian J. Cree                  and Chief Operating Officer


/s/ Robert J. Clark            Director                                 March 4, 1997
----------------------------
Robert J. Clark


/s/Jay W. Decker               Director                                 March 4, 1997
----------------------------
Jay W. Decker


/s/ William J. Johnson         Director                                 March 4, 1997
----------------------------
William J. Johnson


/s/ Alexander P. Lynch         Director                                 March 4, 1997
----------------------------
Alexander P. Lynch


/s/ John C. Snyder             Director                                 March 4, 1997
----------------------------
John C. Snyder


/s/ David J. Kornder           Vice President and Chief Financial
----------------------------
David J. Kornder               Officer                                  March 4, 1997