Form 10-Q
period 1997-03-31
PATINA OIL & GAS CORP
filed 1997-05-06
CIK 1006264

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                              ____________________


                                   FORM 10-Q
(Mark one)

[X]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended March 31, 1997

                                      OR

               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
[_]          For the transition period from _________ to _________

                         Commission file number 1-14344
                           __________________________


                          PATINA OIL & GAS CORPORATION
             (Exact name of registrant as specified in its charter)

                 Delaware                                       75-2629477
       (State or other jurisdiction of                        (IRS Employer
        incorporation or organization)                      Identification No.)

            1625 Broadway, Suite 2000                              80202
                Denver, Colorado                                 (Zip Code)
      (Address of principal executive offices)

       Registrant's telephone number, including area code (303) 389-3600

       Title of each class             Name of each exchange on which registered
    -------------------------          -----------------------------------------
      Common Stock, $.01 par value                 New York Stock Exchange
Convertible Preferred Stock, $.01 par value        New York Stock Exchange
         Common Stock Warrants                     New York Stock Exchange

          Securities registered pursuant to Section 12(g) of the Act:
                                      None
                                (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X    No ____.
    ---

  There were 18,817,448 Common Shares outstanding as of May 6, 1997, of which
              2,000,000 are designated as Series A Common Shares.

================================================================================

PART I.  FINANCIAL INFORMATION

     Patina Oil & Gas Corporation (the "Company") was formed in January 1996 to hold the assets and operations of Snyder Oil Corporation ("SOCO") in the Wattenberg Field and to facilitate the acquisition of Gerrity Oil & Gas Corporation ("GOG"). Previously, SOCO's Wattenberg operations had been conducted through SOCO or its wholly owned subsidiary, SOCO Wattenberg Corporation ("SWAT"). On May 2, 1996, SOCO contributed the balance of its Wattenberg assets to SWAT and transferred all of the shares of SWAT to the Company. Immediately thereafter, GOG merged into another wholly owned subsidiary of the Company ("the Merger"). As a result of these transactions, SWAT and GOG became subsidiaries of the Company. The results of operations of the Company for periods prior to the Merger reflected in these financial statements include only the historical results of SOCO's Wattenberg operations. In March 1997, GOG was merged into the Company.

     The financial statements included herein have been prepared in conformity with generally accepted accounting principles. The statements are unaudited but reflect all adjustments which, in the opinion of management, are necessary to fairly present the Company's financial position and results of operations.

                          PATINA OIL & GAS CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                           DECEMBER 31,      MARCH 31,
                                                                               1996            1997
                                                                           -----------      ----------
                                                                                           (UNAUDITED)
                                            ASSETS
Current asset
    Cash and equivalents                                                    $   6,153       $   8,801
    Accounts receivable                                                        19,977          14,786
    Inventory and other                                                         1,457           1,462
                                                                            ---------       ---------
                                                                               27,587          25,049
                                                                            ---------       ---------

Oil and gas properties, successful efforts method                             559,072         564,506
    Accumulated depletion, depreciation and amortization                     (160,432)       (171,785)
                                                                            ---------       ---------
                                                                              398,640         392,721
                                                                            ---------       ---------

Gas facilities and other                                                        6,421           4,945
    Accumulated depreciation                                                   (4,917)         (3,502)
                                                                            ---------       ---------
                                                                                1,504           1,443
                                                                            ---------       ---------

Other assets, net                                                               2,502           1,501
                                                                            ---------       ---------
                                                                           $  430,233       $ 420,714
                                                                            =========       =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
     Accounts payable                                                        $ 15,063        $ 16,489
     Accrued liabilities                                                       11,509           7,299
                                                                            ---------       ---------
                                                                               26,572          23,788
                                                                            ---------       ---------

Senior debt                                                                    94,500          87,450
Subordinated notes                                                            103,094          99,913
Other noncurrent liabilities                                                    9,831          12,218

Commitments and contingencies

Stockholders' equity
     Preferred stock, $.01 par, 5,000,000 shares
        authorized, 1,593,608 and 1,467,926 shares issued
        and outstanding                                                            16              15
     Common stock, $.01 par, 40,000,000 shares
        authorized, 18,886,932 and 18,817,448 shares
        issued and outstanding                                                    189             188
     Capital in excess of par value                                           194,066         189,598
     Retained earnings                                                          1,965           7,544
                                                                            ---------       ---------
                                                                              196,236         197,345
                                                                            ---------       ---------
                                                                            $ 430,233       $ 420,714
                                                                            =========       =========

        The accompanying notes are an integral part of these statements

                          PATINA OIL & GAS CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS EXCEPT PER SHARE DATA)

                                                           THREE MONTHS ENDED MARCH 31,
                                                           -----------------------------
                                                              1996                1997
                                                              ----                ----
                                                                    (UNAUDITED)

Revenues
  Oil and gas sales                                          $10,634             $29,440
  Other                                                           20                  46
                                                             -------             -------

                                                              10,654              29,486
                                                             -------             -------

Expenses
  Direct operating                                             1,955               4,975
  Exploration                                                     68                  59
  General and administrative                                   1,543               1,327
  Interest and other                                           1,247               4,441
  Depletion, depreciation and amortization                     6,967              12,428
                                                             -------             -------

Income (loss) before taxes                                    (1,126)              6,256
                                                             -------             -------

Provision (benefit) for income taxes
  Current                                                          -                   -
  Deferred                                                      (394)                  -
                                                             -------             -------
                                                                (394)                  -
                                                             -------             -------

Net income (loss)                                            $  (732)            $ 6,256
                                                             =======             =======

Net income (loss) per common share                             $(.05)               $.29
                                                             =======             =======

Weighted average shares outstanding                           14,000              18,949
                                                             =======             =======

        The accompanying notes are an integral part of these statements

                          PATINA OIL & GAS CORPORATION

                     CONSOLIDATED STATEMENTS OF CHANGES IN
                              STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                                                                     Capital in     Retained
                                       Preferred Stock           Common Stock         Excess of      Investment     Earnings
                                      -----------------       ------------------
                                      Shares     Amount       Shares      Amount      Par Value       By Parent     (Deficit)
                                      ------     ------       ------      ------      ---------       ---------     ---------
Balance, December 31, 1995                 -        $ -       14,000        $140       $      -       $ 113,523             -

Credit in lieu of taxes                    -          -            -           -              -             171             -

Change in investment by parent             -          -            -           -              -          (7,514)            -

Net loss through the Merger date           -          -            -           -              -            (532)            -

Merger                                 1,205         12        6,000          60        194,291        (105,648)            -

Issuance of common                         -          -            4           -             27               -             -

Repurchase of common and warrants          -          -       (1,117)        (11)        (9,722)              -             -

Issuance of preferred                    389          4            -           -          9,470               -             -

Preferred dividends                        -          -            -           -              -               -        (2,129)

Net income subsequent to the Merger        -          -            -           -              -               -         4,094
                                       -----       ----       ------       -----       --------       ---------       -------

Balance, December 31, 1996             1,594         16       18,887         189        194,066               -         1,965

Issuance of common                         -          -            1           -              9               -             -

Repurchase of common and preferred      (126)        (1)         (71)         (1)        (4,477)              -             -

Preferred dividends                        -          -            -           -              -               -          (677)

Net income                                 -          -            -           -              -               -         6,256
                                       -----       ----       ------       -----       --------       ---------       -------
Balance, March 31, 1997 (Unaudited)    1,468        $15       18,817        $188       $189,598       $       -       $ 7,544
                                       =====       ====       ======       =====       ========       =========       =======

        The accompanying notes are an integral part of these statements.

                          PATINA OIL & GAS CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                               THREE MONTHS ENDED MARCH 31,
                                                                               ----------------------------
                                                                                 1996                1997
                                                                                 ----                ----
                                                                                       (UNAUDITED)

Operating activities
  Net income (loss)                                                            $  (732)            $  6,256
  Adjustments to reconcile net income (loss) to net
     cash provided by operations
       Exploration expense                                                          68                   59
       Depletion, depreciation and amortization                                  6,967               12,428
       Deferred taxes                                                             (394)                   -
       Amortization of deferred credits                                           (420)                   -
       Changes in current and other assets and liabilities
          Decrease in
            Accounts receivable                                                    113                5,069
            Inventory and other                                                      -                  (11)
          Increase (decrease) in
            Accounts payable                                                        (9)               1,800
            Accrued liabilities                                                    290               (3,977)
            Other liabilities                                                        -                2,364
                                                                               -------             --------
  Net cash provided by operations                                                5,883               23,988
                                                                               -------             --------

Investing activities
  Acquisition, development and exploration                                        (436)              (5,953)
  Other                                                                           (728)                   -
                                                                               -------             --------

       Net cash used by investing                                               (1,164)              (5,953)
                                                                               -------             --------

Financing activities
  Increase (decrease) in payable/debt to parent                                   (240)                   -
  Increase (decrease) in indebtedness                                                -              (10,231)
  Deferred credits                                                                 (94)                   -
  Change in investment by parent                                                (4,385)                   -
  Repurchase of common and preferred stock                                           -               (4,479)
  Preferred dividends                                                                -                 (677)
                                                                               -------             --------

       Net cash realized (used) by financing                                    (4,719)             (15,387)
                                                                               -------             --------

Increase in cash                                                                     -                2,648
Cash and equivalents, beginning of period                                        1,000                6,153
                                                                               -------             --------
Cash and equivalents, end of period                                            $ 1,000             $  8,801
                                                                               =======             ========

        The accompanying notes are an integral part of these statements.

                          PATINA OIL & GAS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)  ORGANIZATION AND NATURE OF BUSINESS

     Patina Oil & Gas Corporation (the "Company"), a Delaware corporation, was formed in January 1996 to hold the assets and operations of Snyder Oil Corporation ("SOCO") in the Wattenberg Field and to facilitate the acquisition of Gerrity Oil & Gas Corporation ("GOG"). Previously, SOCO's Wattenberg operations had been conducted through SOCO or its wholly owned subsidiary, SOCO Wattenberg Corporation ("SWAT"). On May 2, 1996, SOCO contributed the balance of its Wattenberg assets to SWAT and transferred all of the shares of SWAT to the Company. Immediately thereafter, GOG merged into another wholly owned subsidiary of the Company (the "Merger"). As a result of these transactions, SWAT and GOG became subsidiaries of the Company. In March 1997, GOG was merged into the Company. The Company's operations currently consist of the acquisition, development, production and exploration of oil and gas properties
in the Wattenberg Field.   SOCO currently owns approximately 74% of the common
stock of the Company.

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

     In 1995, the Company adopted Statement of Financial Accounting Standards No. 121 ("SFAS 121"), "Accounting for the Impairment of Long-Lived Assets." SFAS 121 requires the Company to assess the need for an impairment of capitalized costs of oil and gas properties on a field-by-field basis. During the three months ended March 31, 1996 and 1997 the Company did not provide for any impairments. Changes in the underlying assumptions or the amortization units could, however, result in impairments in the future.

Other Assets

     Other assets reflect the value assigned to a noncompete agreement entered into as part of the Merger. The value is being amortized over five years at a rate intended to approximate the decline in the value of the agreement. Amortization expense for the three months ended March 31, 1997 was $1,000,000. Scheduled amortization for the next four years is $500,000 for the remainder of 1997, $500,000 in 1998, and $250,000 in each of 1999 and 2000.

Section 29 Tax Credits

     The Company from time to time enters into arrangements to monetize its
Section 29 tax credits. These arrangements result in revenue increases of approximately $.40 per Mcf on production volumes from qualified Section 29 properties. As a result of such arrangements, the Company recognized additional gas revenues of $420,000 and $519,000 during the three months ended March 31, 1996 and 1997, respectively. These arrangements are expected to increase revenues through 2002.

Gas Imbalances

     The Company uses the sales method to account for gas imbalances. Under this method, revenue is recognized based on the cash received rather than the Company's proportionate share of gas produced. Gas imbalances at December 31, 1996 and March 31, 1997 were insignificant.

Financial Instruments

     The book value and estimated fair value of cash and equivalents was $6.2 million and $8.8 million at December 31, 1996 and March 31, 1997. The book value approximates fair value due to the short maturity of these instruments. The book value and estimated fair value of the Company's senior debt was $94.5 million and $87.5 million at December 31, 1996 and March 31, 1997. The fair value is presented at face value given its floating rate structure. The book value of the Senior Subordinated Notes ("Subordinated Notes" or "Notes") was $103.1 million and $99.9 million at December 31, 1996 and March 31, 1997 and the estimated fair value was $105.6 million and $102.9 million at December 31, 1996 and March 31, 1997, respectively. The fair value is estimated based on the Notes price on the New York Stock Exchange.

     From time to time, the Company enters into commodity contracts to hedge the price risk of a portion of its production. Gains and losses on such contracts are deferred and recognized in income as an adjustment to oil and gas sales revenues in the period to which the contracts relate. As of March 31, 1997, the Company was not party to any significant commodity contracts.

     In the fourth quarter of 1996, the Company entered into various hedging contracts with a weighted average oil price (NYMEX based) of $22.19 for contract volumes of 95,000 barrels of oil for January 1997 through February 1997. The Company recognized $113,000 of losses related to these contracts based on settlements during the first quarter of 1997. These losses were reflected as deductions from oil revenue in the period settled.

     In the fourth quarter of 1996 and early 1997, the Company entered into various hedging contracts with a weighted average natural gas price (CIG-Inside FERC based) of $3.02 for contract volumes of 2,250,000 MMBtu's of natural gas for January 1997 through March 1997. The Company recognized $1.6 million of gains related to these contracts based on settlements during the first quarter of 1997. These gains were reflected as additions to gas revenues in the period settled.

Risks and Uncertainties

     Historically, the market for oil and gas has experienced significant price fluctuations. Prices for natural gas in the Rocky Mountain region have traditionally been particularly volatile and have generally been depressed since 1994. In large part, the decreased prices are the result of mild weather, increased production in the region and limited transportation capacity to other regions of the country. Increases or decreases in prices received could have a significant impact on the Company's future results of operations.

Other

     All liquid investments with an original maturity of three months or less are considered to be cash equivalents. Certain amounts in prior period consolidated financial statements have been reclassified to conform with current classification.

     All cash payments for income taxes were made by SOCO during the three months ended March 31, 1996 and through May 2, 1996 at which point the Company began paying its own taxes. The Company was charged interest by SOCO on its debt to SOCO of $1.2 million for the three months ended March 31, 1996 which was reflected as an increase in debt to SOCO.

     In the opinion of management, those adjustments to the financial statements (all of which are of a normal and recurring nature) necessary to present fairly the financial position and results of operations have been made. These interim financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

(3)  OIL AND GAS PROPERTIES

     The cost of oil and gas properties at December 31, 1996 and March 31, 1997 includes no significant unevaluated leasehold. Acreage is generally held for exploration, development or resale and its value, if any, is excluded from amortization. The following table sets forth costs incurred related to oil and gas properties.

                                                                   THREE
                                                   YEAR ENDED   MONTHS ENDED
                                                   DECEMBER 31,   MARCH 31,
                                                      1996          1997
                                                  ------------  ------------
                                                        (IN THOUSANDS)
     Acquisition                                      $218,380        $   18
     Development                                         8,301         5,634
     Exploration and other                                 224            59
                                                      --------        ------
                                                      $226,905        $5,711
                                                      ========        ======

     On May 2, 1996, the Merger discussed in Note 1 was consummated. The following table summarizes the unaudited pro forma effects on the Company's financial statements assuming that the Merger and the Exchange Offer had been consummated on January 1, 1996. Future results may differ substantially from pro forma results due to changes in these assumptions, changes in oil and gas prices, production declines and other factors. Therefore, pro forma statements cannot be considered indicative of future operations. The pro forma results for the three months ended March 31, 1996 are as follows (in thousands):

     Total revenues                                         $22,788
     Total expenses                                         $23,254
     Depletion, depreciation and amortization               $12,521
     Net income (loss)                                      $  (466)
     Net income (loss) per common share                     $  (.05)
     Weighted average shares outstanding                     18,949

(4)  INDEBTEDNESS

     The following indebtedness was outstanding on the respective dates:

                                DECEMBER 31,  MARCH 31,
                                    1996        1997
                                -----------  ---------
                                  (IN THOUSANDS)

      Bank facility               $ 94,500    $87,450
      Less current portion               -          -
                                  --------    -------
         Senior debt, net         $ 94,500    $87,450
                                  ========    =======

      Subordinated notes          $103,094    $99,913
                                  ========    =======

     Simultaneously with the merger of GOG into the Company in March 1997, the Company entered into an amended bank credit agreement (the "Facility"). The Facility is a revolving credit facility in an aggregate amount up to $140 million. The amount available under the Facility is adjusted semiannually and equaled $120 million at March 31, 1997. On May 1, 1997, the borrowing base was adjusted to $110 million.

     The borrower may elect that all or a portion of the credit facility bear interest at a rate equal to: (i) the higher of (a) prime rate plus a margin equal to .25% (the "Applicable Margin") or (b) the Federal Funds Effective Rate plus .5% plus the Applicable Margin, or (ii) the rate at which Eurodollar deposits for one, two, three or six months (as selected by the Company) are offered in the interbank Eurodollar market plus a margin which fluctuates from
 .625% to 1.125%, determined by a debt to EBITDA ratio. During the three months ended March 31, 1997, the average interest rate under the facility approximated 6.9%.

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

     In conjunction with the Merger, the Company assumed $100 million of 11.75% Senior Subordinated Notes due July 15, 2004 issued by GOG in 1994. Under purchase accounting, the Notes have been reflected in the accompanying financial statements at a book value of 105.875% of their principal amount. Interest is payable each January 15 and July 15. The Notes are redeemable at the option of the Company, in whole or in part, at any time on or after July 15, 1999, initially at 105.875% of their principal amount, declining to 102.938% on or after July 15, 2000 and declining to 100% on or after July 15, 2001. Upon a change of control, as defined in the Notes, the Company is obligated to make an offer to purchase all outstanding Notes at a price of 101% of the principal amount thereof. In addition, the Company would be obligated, subject to certain conditions, to make offers to purchase Notes with the net cash proceeds of certain asset sales or other dispositions of assets at a price of 101% of the
principal amount thereof.   Subsequent to the Merger, the Company repurchased
and retired $5.6 million of the Notes, resulting in $94.4 million of principal amount of Notes outstanding, or a book value of $99.9 million in the accompanying financial statements. The Notes are unsecured general obligations of the Company and are subordinated to all senior indebtedness of the Company and to any existing and future indebtedness of the Company's subsidiaries.

     The Notes contain covenants that, among other things, limit the ability of the Company to incur additional indebtedness, pay dividends, engage in transactions with shareholders and affiliates, create liens, sell assets, engage in mergers and consolidations and make investments in unrestricted subsidiaries. Specifically, the Notes restrict the Company from incurring indebtedness (exclusive of the Notes) in excess of approximately $51 million, if after giving effect to the incurrence of such additional indebtedness and the receipt and application of the proceeds therefrom, the Company's interest coverage ratio is less than 2.5:1 or adjusted consolidated net tangible assets is less than 150% of the aggregate indebtedness of the Company. The Company currently meets these ratios and accordingly, is not limited in its ability to incur additional debt.

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

     On the portion of such financing which was considered to be Debt to parent, SOCO charged interest at a rate which approximated the average interest rate being paid by SOCO under its revolving credit facility (6.5% for the three months ended March 31, 1996).

     Scheduled maturities of indebtedness for the next five years are zero for the remainder of 1997, 1998 and 1999, and $87.5 million in 2000, zero in 2000 and 2001. The long-term portions of the credit facilities are scheduled to expire in 2000; however, it is management's intent to review both the short-term and long-term facilities and extend the maturities on a regular basis.

     Cash payments for interest were zero and $7.0 million for the three months ended March 31, 1996 and 1997, respectively.

(5)  STOCKHOLDERS' EQUITY

     A total of 40 million common shares, $.01 par value, are authorized of which 18.8 million were issued and outstanding at March 31, 1997. Of the 18.8 million shares outstanding, 2 million are designated as Series A Common Stock. The Series A Common Stock is identical to the common shares except that the Series A Common Stock is entitled to three votes per share rather than one vote per share. The Series A Common Stock is owned by SOCO and reverts to regular common shares under certain conditions. During the first quarter 1997, the Company repurchased 70,500 shares of common stock and 125,682 preferred shares for $4.5 million. No dividends have been paid on common stock as of March 31, 1997.

     A total of 5 million preferred shares, $.01 par value, are authorized of
which 1.5 million were issued and outstanding at March 31, 1997.   The stock is
convertible into common stock at any time at $8.61 per share. The 7.125% preferred stock pays dividends, when declared by the Board of Directors, based on an annual rate of $1.78 per share. The preferred stock is redeemable at the option of the Company at any time after May 2, 1998 if the average closing price of the Company's common stock for 20 of the 30 days prior to not less than five days preceding the redemption date is greater than $12.92 per share, or at any time after May 2, 1999. The liquidation preference is $25 per share, plus accrued and unpaid dividends. The Company paid $710,000 ($.4453 per preferred share) in preferred dividends during the three months ended March 31, 1997 and had accrued an additional $330,000 at March 31, 1997 for dividends.

     In 1996, the shareholders adopted a stock option plan for employees providing for the issuance of options at prices not less than fair market value. Options to acquire up to three million shares of common stock may be outstanding at any given time. The specific terms of grant and exercise are determinable by a committee of independent members of the Board of Directors. A total of 512,000 options were issued in 1996 with an exercise price of $7.75 per common share and 268,000 options were issued in February 1997 with an exercise price of $9.25 per common share. The options vest over a three-year period (30%, 60%, 100%) and expire five years from date of grant.

     In 1996, the shareholders adopted a stock grant and option plan ("Directors' Plan") for non-employee Directors of the Company. The Directors' Plan provides for each non-employee Director to receive common shares having a market value equal to $2,250 quarterly in payment of one-half their retainer. A total of 3,632 shares were issued in 1996 and 1,016 shares were issued during the first quarter of 1997. It also provides for 5,000 options to be granted annually to each non-employee Director. A total of 20,000 options were issued in May 1996 with an exercise price of $7.75 per common share. The options vest over a three-year period (30%, 60%, 100%) and expire five years from date of grant.

     Earnings per share is computed by dividing net income, less dividends on preferred stock, by weighted average common shares outstanding. Net income
(loss) applicable to common for the three months ended March 31, 1996 and 1997, was ($732,000) and $5,579,000, respectively. Differences between primary and fully diluted earnings per share were insignificant for all periods presented.

(6)  FEDERAL INCOME TAXES

     Prior to the Merger, the Company had been included in SOCO's tax return. Current and deferred income tax provisions allocated by SOCO were determined as though the Company filed as an independent company, making the same tax return elections used in SOCO's consolidated return. Subsequent to the Merger, the Company will not be included in SOCO's tax return.

     A reconciliation of the statutory rate to the Company's effective rate as they apply to the benefit for the three months ended March 31, 1996 and 1997 follows:

                                                    THREE MONTHS ENDED MARCH 31,
                                                    ----------------------------
                                                        1996           1997
                                                       ------         ------
Federal statutory rate                                   (35%)           35%
Utilization of net deferred tax asset                      -            (35%)
                                                       ------         ------
Effective income tax rate                                (35%)             -
                                                       ======         ======

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


(7)  MAJOR CUSTOMERS

     During the three months ended March 31, 1996 and 1997, PanEnergy Field Services, Inc. accounted for 58% and 40%, Amoco Production Company accounted for 21% and 14%, and Total Petroleum accounted for 18% and 7% of revenues, respectively. Management believes that the loss of any individual purchaser would not have a long-term material adverse impact on the financial position or results of operations of the Company.


(8)  RELATED PARTY

     Prior to the Merger, the Company did not have its own employees.
Employees, certain office space and furniture, fixtures and equipment were provided by SOCO. SOCO allocated general and administrative expenses to the Company based on its estimate of expenditures incurred on behalf of the Company. Subsequent to the Merger, certain field, administrative and executive employees of SOCO and GOG became employees of the Company. SOCO continues to provide certain services to Patina under a corporate services agreement. During the three months ended March 31, 1997, the Company paid approximately $480,000 to SOCO under the corporate services agreement and for office rent and insurance.

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

     Total revenues for the three month period ended March 31, 1997 increased to $29.5 million. This amount represents an increase of 177% from the prior year period. The increase is due to the higher production associated with the Merger and improved oil and gas prices. Net income for the first quarter 1997 was $6,256,000 compared to a net loss of $732,000 for the same period in 1996. The increase in net income is primarily attributed to the increased revenue, partially offset by increased interest expense and higher depletion, depreciation and amortization expense.

     Oil and gas sales less direct operating expenses for the three months ended March 31, 1997 were $24.5 million, a 182% increase from the prior year period. Average daily production in the first quarter of 1997 was 5,320 barrels and 74.1 MMcf (17,673 barrels of oil equivalent), increases of 94% and 69%, respectively. The production increases resulted solely from the Merger. Exclusive of the Merger, production continued to decline due to the Company's limited development schedule and expected initial declines on the large number of wells drilled and completed in 1994 and early 1995. There was one well placed on production in the first three months of 1996 compared to 17 wells in the first three months of 1997. In the future, while production is not expected to continue to decline at the current rate, a decrease is expected unless development drilling activity is substantially increased or acquisitions are consummated. The decision to increase development drilling is heavily dependent on the prices being received for production.

     Average oil prices increased to $21.56 per barrel compared to $18.31 in the first quarter of 1996. Natural gas prices increased from $1.55 per Mcf in the first quarter of 1996 to $2.87 in 1997. The increase in natural gas prices was primarily the result of the significant increase in the average CIG index from $1.15 per MMBtu to $2.69. The average wellhead price for gas for the first quarter of 1997 includes a hedging gain of $1.6 million, or $.24 per Mcf.
Direct operating expenses increased to $3.12 per BOE compared to $2.16 in the prior year quarter. The increase is primarily attributed to focusing more attention on enhancing production through increased well workovers, additional field staff overtime and the overall increase in production taxes as a result of higher oil and gas prices.

     General and administrative expenses, net of reimbursements, for the first quarter 1997 were $1.3 million, a 14% decrease from the same period in 1996. Prior to the Merger, the Company did not have its own employees. Employees and certain office space and furniture, fixtures and equipment were provided by SOCO. SOCO allocated general and administrative expenses based on estimates of expenditures incurred on behalf of the Company.

     Interest and other expense was $4.4 million compared to $1.2 million in the first quarter of 1996. Interest expense increased as a result of higher average outstanding debt levels due to additional debt recorded as a result of the Merger as well as debt incurred to finance certain costs related to the Merger. The Company's average interest rate climbed to 9.5% compared to 6.5% in the first quarter 1996. This increase is due primarily to the Subordinated Notes.

     Depletion, depreciation and amortization expense for the first quarter totalled $12.4 million, an increase of $5.5 million or 78% from the same period in 1996. The increase resulted from a combination of higher oil and gas production and an increased depletion, depreciation and amortization rate of $7.82 per BOE compared to $7.68 in 1996. The increased rate was primarily attributed to $1.0 million of amortization, or $.63 per BOE, related to a noncompete agreement entered into as part of the Merger, partially offset by a decrease in the depletion rate from $7.53 per BOE to $7.14.


DEVELOPMENT, ACQUISITION AND EXPLORATION

     During the three months ended March 31, 1997, the Company incurred $5.7 million in capital expenditures, as the Company has continued to limit its development activity based on Rocky Mountain natural gas prices. The Company anticipates incurring development capital expenditures of approximately $9.0 million during the remaining nine months of 1997.

FINANCIAL CONDITION AND CAPITAL RESOURCES

     At March 31, 1997, the Company had total assets of $420.7 million. Total capitalization was $384.7 million, of which 51% was represented by stockholder's equity, 23% by senior debt and 26% by subordinated debt. During the three months ended March 31, 1997, net cash provided by operations was $24.0 million, as compared to $5.9 million for the same period in 1996. As of March 31, 1997, there were no significant commitments for capital expenditures. The Company anticipates that 1997 expenditures for development drilling and recompletion activity will be approximately $15.0 million, which will allow for a reduction of indebtedness, provide funds to pursue acquisitions, or additional securities repurchases. The level of these and other future expenditures is largely discretionary, and the amount of funds devoted to any particular activity may increase or decrease significantly, depending on available opportunities and market conditions. The Company plans to finance its ongoing development, acquisition and exploration expenditures using internal cash flow, proceeds from asset sales and its bank credit facilities. In addition, joint ventures or future public and private offerings of debt or equity securities may be utilized.

     Prior to the Merger, SOCO financed all of the Company's activities. A portion of such financing was considered to be an investment by parent in the Company with the remaining portion being considered debt payable to SOCO. In conjunction with the Merger, the $75 million debt payable to SOCO was paid in full and the Company does not expect SOCO to provide any additional funding.

     Simultaneously with the merger of GOG into the Company in March 1997, the
Company entered into an amended bank credit agreement (the "Facility").   The
Facility is a revolving credit facility in an aggregate amount up to $140 million. The amount available under the Facility is adjusted semiannually and equaled $120 million at March 31, 1997. At March 31, 1997, $87.5 million was outstanding under the Facility. On May 1, 1997, the borrowing base was adjusted to $110 million.

     As of May 5, 1997, the Company had approximately $179.7 million of debt outstanding, consisting of $82.0 million of senior debt and $97.7 million of Subordinated Notes.

     The bank credit agreement contains certain financial covenants, including but not limited to a maximum total debt to capitalization ratio, a maximum total debt to EBITDA ratio and a minimum current ratio and various other negative covenants that could limit the Company's ability to incur other debt, dispose of assets, pay dividends or repurchase securities. Borrowings under the Facility mature in 2000, but may be prepaid at anytime. The Company has periodically renegotiated its loan agreement to extend the Facility; however, there is no assurance the Company will continue to do so in the future.

     The Company from time to time enters into arrangements to monetize its
Section 29 tax credits. These arrangements result in revenue increases of approximately $.40 per Mcf on production volumes from qualified Section 29 properties. As a result of such arrangements, the Company recognized additional gas revenues of $420,000 and $519,000 during the three months ended March 31, 1996 and 1997, respectively. These arrangements are expected to increase revenues through 2002.

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

     The following table indicates the average oil and gas prices received over the last five years and highlights the price fluctuations by quarter for 1996 and 1997. Average price computations exclude hedging gains or losses and other nonrecurring items to provide comparability. Average prices per equivalent barrel indicate the composite impact of changes in oil and gas prices. Natural gas production is converted to oil equivalents at the rate of six Mcf per barrel.

                                   Average Prices
                       ---------------------------------------
                                      Natural       Equivalent
                       Crude Oil        Gas           Barrels
                       ---------        ---           -------
                       (Per Bbl)     (Per Mcf)       (Per BOE)
          Annual
          ------
          1992            $19.06        $1.82           $13.12
          1993             15.87         2.08            13.33
          1994             14.84         1.70            11.66
          1995             16.43         1.34            10.35
          1996             20.47         1.99            14.47

          Quarterly
          ---------

          1996
          ----
          First           $18.31        $1.55           $11.73
          Second           20.24         1.60            12.75
          Third            19.92         1.83            13.72
          Fourth           22.35         2.78            18.40

          1997
          ----
          First           $21.79        $2.63           $17.58

PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


(a)  Exhibits -


     4.3 Certificate of Ownership and Merger of Gerrity Oil & Gas Corporation with and into the Company, effective March 21, 1997.

     10.1.5 Amended and Restated Credit Agreement dated April 1, 1997 by and among the Company, as Borrower, and Texas Commerce Bank National Association, as Administrative Agent, and certain commercial lending institutions.

     10.1.6 First Amendment to the Amended and Restated Credit Agreement effective May 1, 1997 by and among the Company, as Borrower, and Texas Commerce Bank National Association, as Administrative Agent, and certain commercial lending institutions.

     10.1.7 Supplemental Indenture dated as of March 31, 1997 among Gerrity Oil & Gas Corporation, the Company and The Chase Manhattan Bank (formerly known as Chemical Bank) as Trustee.

     27      Financial Data Schedule


(b) No reports on Form 8-K were filed by Registrant during the quarter ended March 31, 1997.

                                  SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 PATINA OIL & GAS CORPORATION



                             By  /s/ David J. Kornder
                                 -----------------------------------------------

                                 David J. Kornder, Vice President and
                                 Chief Financial Officer



May 6, 1997