Form 10-Q
period 1997-06-30
PATINA OIL & GAS CORP
filed 1997-07-25
CIK 1006264

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                              ____________________


                                   FORM 10-Q
(Mark one)

[X]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended June 30, 1997

                                       OR

[_]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
             For the transition period from _________ to _________

                        Commission file number 1-14344
                        ______________________________


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


         Title of each class                         Name of each exchange on which registered
___________________________________________        _____________________________________________
     Common Stock, $.01 par value                           New York Stock Exchange
Convertible Preferred Stock, $.01 par value                 New York Stock Exchange
       Common Stock Warrants                                New York Stock Exchange


          Securities registered pursuant to Section 12(g) of the Act:
                                     None
                               (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes      X       No ___________.
    -----------

 There were 18,820,248 Common Shares outstanding as of July 25, 1997, of which
              2,000,000 are designated as Series A Common Shares.

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

                          PATINA OIL & GAS CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                         DECEMBER 31,     JUNE 30,
                                                             1996           1997
                                                         -------------   ----------
                                                                        (UNAUDITED)
                        ASSETS
 Current assets
     Cash and equivalents                                   $   6,153   $  10,568
     Accounts receivable                                       19,977      15,840
     Inventory and other                                        1,457       3,202
                                                            ---------   ---------
                                                               27,587      29,610
                                                            ---------   ---------
Oil and gas properties, successful efforts method             559,072     564,902
     Accumulated depletion, depreciation and amortization    (160,432)   (183,886)
                                                            ---------   ---------
                                                              398,640     381,016
                                                            ---------   ---------
Gas facilities and other                                        6,421       5,140
     Accumulated depreciation                                  (4,917)     (3,583)
                                                            ---------   ---------
                                                                1,504       1,557
                                                            ---------   ---------
Other assets, net                                               2,502       1,334
                                                            ---------   ---------
                                                            $ 430,233   $ 413,517
                                                            =========   =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
     Accounts payable                                       $  15,063   $  18,854
     Accrued liabilities                                       11,509       8,875
                                                            ---------   ---------
                                                               26,572      27,729
                                                            ---------   ---------

Senior debt                                                    94,500      85,000
Subordinated notes                                            103,094      97,685
Other noncurrent liabilities                                    9,831       5,561

Commitments and contingencies

Stockholders' equity
     Preferred stock, $.01 par, 5,000,000 shares
          authorized, 1,593,608 and 1,467,926 shares issued
          and outstanding                                          16          15
     Common stock, $.01 par, 40,000,000 shares
          authorized, 18,886,932 and 18,820,248 shares
          issued and outstanding                                  189         188
      Capital in excess of par value                          194,066     189,620
     Retained earnings                                          1,965       7,719
                                                            ---------   ---------
                                                              196,236     197,542
                                                            ---------   ---------
                                                            $ 430,233   $ 413,517
                                                            =========   =========

       The accompanying notes are an integral part of these statements.

                          PATINA OIL & GAS CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS EXCEPT PER SHARE DATA)


                                                THREE MONTHS           SIX MONTHS
                                               ENDED JUNE 30,        ENDED JUNE 30,
                                               --------------        --------------
                                               1996      1997        1996      1997
                                               ----      ----        ----      ----
                                                            (UNAUDITED)
Revenues
 Oil and gas sales                            $19,182   $22,672    $29,816   $52,113
 Other                                            274       182        294       227
                                              -------   -------    -------   -------

                                               19,456    22,854     30,110    52,340
                                              -------   -------    -------   -------

Expenses
 Direct operating                               3,446     4,347      5,401     9,322
 Exploration                                       81         3        149        62
 General and administrative                     1,570     1,284      3,113     2,611
 Interest and other                             3,732     4,044      4,979     8,485
 Depletion, depreciation and amortization      11,756    12,348     18,723    24,776
                                              -------   -------    -------   -------
Income (loss) before taxes                     (1,129)      828     (2,255)    7,084
                                              -------   -------    -------   -------

Provision (benefit) for income taxes
 Current                                            -         -          -         -
 Deferred                                           -         -       (394)        -
                                              -------   -------    -------   -------
                                                    -         -       (394)        -
                                              -------   -------    -------   -------

Net income (loss)                             $(1,129)  $   828    $(1,861)  $ 7,084
                                              =======   =======    =======   =======

Net income (loss) per common share              $(.10)     $.01      $(.16)     $.30
                                              =======   =======    =======   =======

Weighted average shares outstanding            17,919    18,910     15,959    18,921
                                              =======   =======    =======   =======

       The accompanying notes are an integral part of these statements.

                          PATINA OIL & GAS CORPORATION

                     CONSOLIDATED STATEMENTS OF CHANGES IN
                              STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                         Preferred       Common        Capital
                                           Stock          Stock           in                 Retained
                                      --------------  --------------  Excess of  Investment  Earnings
                                      Shares  Amount  Shares  Amount  Par Value  By Parent   (Deficit)
                                      ------  ------  ------  ------  ---------  ----------  ---------
Balance, December 31, 1995                 -    $ -   14,000    $140   $      -   $ 113,523   $     -

Credit in lieu of taxes                    -      -        -       -          -         171         -

Change in investment by parent             -      -        -       -          -      (7,514)        -

Net loss through the Merger date           -      -        -       -          -        (532)        -

Merger                                 1,205     12    6,000      60    194,291    (105,648)        -

Issuance of common                         -      -        4       -         27           -         -

Repurchase of common and warrants          -      -   (1,117)    (11)    (9,722)          -         -

Issuance of preferred                    389      4        -       -      9,470           -         -

Preferred dividends                        -      -        -       -          -           -    (2,129)

Net income subsequent to the Merger        -      -        -       -          -           -     4,094
                                       -----   ----   ------   -----   --------   ---------   -------

Balance, December 31, 1996             1,594     16   18,887     189    194,066           -     1,965

Issuance of common                         -      -        4       -         31           -         -

Repurchase of common and preferred      (126)    (1)     (71)     (1)    (4,477)          -         -

Preferred dividends                        -      -        -       -          -           -    (1,330)

Net income                                 -      -        -       -          -           -     7,084
                                       -----   ----   ------   -----   --------   ---------   -------
Balance, June 30, 1997 (Unaudited)     1,468    $15   18,820    $188   $189,620   $       -   $ 7,719
                                       =====   ====   ======   =====   ========   =========   =======

       The accompanying notes are an integral part of these statements.

                          PATINA OIL & GAS CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)



                                                                              SIX MONTHS ENDED JUNE 30,
                                                                              --------------------------
                                                                                 1996           1997
                                                                              ------------   -----------
                                                                                      (UNAUDITED)

Operating activities
  Net income (loss)                                                            $ (1,861)    $  7,084
  Adjustments to reconcile net income (loss) to net
     cash provided by operations
       Exploration expense                                                          149           62
       Depletion, depreciation and amortization                                  18,723       24,776
       Deferred taxes                                                              (394)           -
       Amortization of deferred credits                                            (646)           -
       Changes in current and other assets and liabilities
          Decrease in
            Accounts receivable                                                   1,384        4,015
            Inventory and other                                                     102           52
          Increase (decrease) in
            Accounts payable                                                     (5,052)       4,042
            Accrued liabilities                                                   1,504       (2,313)
            Other liabilities                                                     1,059       (4,237)
                                                                               --------     --------
       Net cash provided by operations                                           14,968       33,481
                                                                               --------     --------

Investing activities
  Acquisition, development and exploration                                       (1,375)      (8,348)
  Other                                                                          (1,040)           -
                                                                               --------     --------

       Net cash used by investing                                                (2,415)      (8,348)
                                                                               --------     --------

Financing activities
  Decrease in payable/debt to parent                                            (78,615)           -
  Increase (decrease) in indebtedness                                            96,108      (14,909)
  Deferred credits                                                                  624            -
  Change in investment by parent                                                 (7,514)           -
  Cost of common stock issuance                                                  (9,310)           -
  Repurchase of common and preferred stock                                         (923)      (4,479)
  Preferred dividends                                                              (710)      (1,330)
                                                                               --------     --------

       Net cash used by financing                                                  (340)     (20,718)
                                                                               --------     --------

Increase in cash                                                                 12,213        4,415
Cash and equivalents, beginning of period                                         1,000        6,153
                                                                               --------     --------
Cash and equivalents, end of period                                            $ 13,213     $ 10,568
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

     In 1995, the Company adopted Statement of Financial Accounting Standards No. 121 ("SFAS 121"), "Accounting for the Impairment of Long-Lived Assets." SFAS 121 requires the Company to assess the need for an impairment of capitalized costs of oil and gas properties on a field-by-field basis. During the six months ended June 30, 1996 and 1997 the Company did not provide for any impairments. Changes in the underlying assumptions or the amortization units could, however, result in impairments in the future.

Other Assets

     Other assets reflect the value assigned to a noncompete agreement entered into as part of the Merger. The value is being amortized over five years at a rate intended to approximate the decline in the value of the agreement. Amortization expense for the six months ended June 30, 1996 and 1997 was $640,000 and $1,167,000, respectively. Scheduled amortization for the next four years is $334,000 for the remainder of 1997, $500,000 in 1998, and $250,000 in each of 1999 and 2000.

Section 29 Tax Credits

     The Company from time to time enters into arrangements to monetize its
Section 29 tax credits. These arrangements result in revenue increases of approximately $.40 per Mcf on production volumes from qualified Section 29 properties. As a result of such arrangements, the Company recognized additional gas revenues of $646,000 and $942,000 during the six months ended June 30, 1996 and 1997, respectively. These arrangements are expected to increase revenues through 2002.

Gas Imbalances

     The Company uses the sales method to account for gas imbalances. Under this method, revenue is recognized based on the cash received rather than the Company's proportionate share of gas produced. Gas imbalances at December 31, 1996 and June 30, 1997 were insignificant.

Financial Instruments

     The book value and estimated fair value of cash and equivalents was $6.2 million and $10.6 million at December 31, 1996 and June 30, 1997. The book value approximates fair value due to the short maturity of these instruments. The book value and estimated fair value of the Company's senior debt was $94.5 million and $85.0 million at December 31, 1996 and June 30, 1997. The fair value is presented at face value given its floating rate structure. The book value of the Senior Subordinated Notes ("Subordinated Notes" or "Notes") was $103.1 million and $97.7 million at December 31, 1996 and June 30, 1997 and the estimated fair value was $105.6 million and $101.5 million at December 31, 1996 and June 30, 1997, respectively. The fair value is estimated based on the Notes price on the New York Stock Exchange.

     From time to time, the Company enters into commodity contracts to hedge the price risk of a portion of its production. Gains and losses on such contracts are deferred and recognized in income as an adjustment to oil and gas sales revenues in the period to which the contracts relate. As of June 30, 1997, the Company was party to certain commodity contracts as further described below.

     In the second quarter of 1997, the Company entered various swap sales contracts with terms as follows:

                     Quantity    Weighted Average
Period                Product        (MMBtu's)      Price Per MMBtu's (a)  Index
------------------  -----------  -----------------  ---------------------  -----
July - September    Natural Gas      460,000              $1.75              CIG
July - September    Natural Gas      920,000              $2.14             NGPL
July - September    Natural Gas      920,000              $2.15             PEPL
                                   ---------
                                   2,300,000
                                   =========

(a) The average wellhead price related to the above swap contracts taking into condiseration the value of the related natural gas liquids, net of any gathering, transportation and processing fees, is estimated at $2.05 per Mcf.

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

     All cash payments for income taxes were made by SOCO through May 2, 1996 at which point the Company began paying its own taxes. The Company was charged interest by SOCO on its debt to SOCO of $1.6 million through May 2, 1996, which was reflected as an increase in debt to SOCO.

     In the opinion of management, those adjustments to the financial statements (all of which are of a normal and recurring nature) necessary to present fairly the financial position and results of operations have been made. These interim financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

(3)  OIL AND GAS PROPERTIES

     The cost of oil and gas properties at December 31, 1996 and June 30, 1997 includes no significant unevaluated leasehold. Acreage is generally held for exploration, development or resale and its value, if any, is excluded from amortization. The following table sets forth costs incurred related to oil and gas properties.

                                                        SIX
                              YEAR ENDED            MONTHS ENDED
                             DECEMBER 31,             JUNE 30,
                                1996                    1997
                             ------------           ------------
                                        (IN THOUSANDS)
     Acquisition              $218,380                   $  101
     Development                 8,301                    7,972
     Exploration and other         224                       62
                              --------                   ------
                              $226,905                   $8,135
                              ========                   ======

     On May 2, 1996, the Merger discussed in Note 1 was consummated. The following table summarizes the unaudited pro forma effects on the Company's financial statements assuming that the Merger and the Exchange Offer had been consummated on January 1, 1996. Future results may differ substantially from pro forma results due to changes in these assumptions, changes in oil and gas prices, production declines and other factors. Therefore, pro forma statements cannot be considered indicative of future operations. The pro forma results for the six months ended June 30, 1996 are as follows (in thousands):

     Total revenues                                  $ 47,060
     Total expenses                                  $ 50,713
     Depletion, depreciation and amortization        $ 27,945
     Net income (loss)                               $ (3,653)
     Net income (loss) per common share              $   (.27)
     Weighted average shares outstanding               18,921


(4)  INDEBTEDNESS

     The following indebtedness was outstanding on the respective dates:

                                         DECEMBER 31,     JUNE 30,
                                            1996            1997
                                        --------------   ----------
                                               (IN THOUSANDS)
     Bank facility                         $ 94,500       $85,000
     Less current portion                      -             -
                                           --------      --------
         Senior debt, net                  $ 94,500       $85,000
                                           ========      ========
     Subordinated notes                    $103,094       $97,685
                                           ========      ========

     Simultaneously with the merger of GOG into the Company in March 1997, the Company entered into an amended bank credit agreement (the "Facility"). The Facility is a revolving credit facility in an aggregate amount up to $140.0 million. The amount available under the Facility is adjusted semiannually and equaled $110.0 million at June 30, 1997.

     The borrower may elect that all or a portion of the credit facility bear interest at a rate equal to: (i) the higher of (a) prime rate plus a margin equal to .25% (the "Applicable Margin") or (b) the Federal Funds Effective Rate plus .5% plus the Applicable Margin, or (ii) the rate at which Eurodollar deposits for one, two, three or six months (as selected by the Company) are offered in the interbank Eurodollar market plus a margin which fluctuates from
 .625% to 1.125%, determined by a debt to EBITDA ratio. During the six months ended June 30, 1997, the average interest rate under the facility approximated 6.8%.

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

     In conjunction with the Merger, the Company assumed $100 million of 11.75% Senior Subordinated Notes due July 15, 2004 issued by GOG in 1994. Under purchase accounting, the Notes have been reflected in the accompanying financial statements at a book value of 105.875% of their principal amount. Interest is payable each January 15 and July 15. The Notes are redeemable at the option of the Company, in whole or in part, at any time on or after July 15, 1999, initially at 105.875% of their principal amount, declining to 102.938% on or after July 15, 2000 and declining to 100% on or after July 15, 2001. Upon a change of control, as defined in the Notes, the Company is obligated to make an offer to purchase all outstanding Notes at a price of 101% of the principal amount thereof. In addition, the Company would be obligated, subject to certain conditions, to make offers to purchase Notes with the net cash proceeds of certain asset sales or other dispositions of assets at a price of 101% of the principal amount thereof. Subsequent to the Merger, the Company repurchased and retired $7.7 million of the Notes, resulting in $92.3 million of principal amount of Notes outstanding, or a book value of $97.7 million in the accompanying financial statements. The Notes are unsecured general obligations of the Company and are subordinated to all senior indebtedness of the Company and to any existing and future indebtedness of the Company's subsidiaries.

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

     On the portion of such financing which was considered to be Debt to parent, SOCO charged interest at a rate which approximated the average interest rate being paid by SOCO under its revolving credit facility (6.9% for the four months ended May 2, 1996).

     Scheduled maturities of indebtedness for the next five years are zero for the remainder of 1997, 1998 and 1999, and $85.0 million in 2000, and zero in 2001. The long-term portions of the Facility are scheduled to expire in 2000; however, it is management's intent to review both the short-term and long-term facilities and extend the maturities on a regular basis.

     Cash payments for interest were $649,000 and $8.7 million for the six months ended June 30, 1996 and 1997, respectively.


(5)  STOCKHOLDERS' EQUITY

     A total of 40.0 million common shares, $.01 par value, are authorized of which 18.8 million were issued and outstanding at June 30, 1997. Of the 18.8 million shares outstanding, 2.0 million are designated as Series A Common Stock. The Series A Common Stock is identical to the common shares except that the Series A Common Stock is entitled to three votes per share rather than one vote per share. The Series A Common Stock is owned by SOCO and reverts to regular common shares under certain conditions. During the first six months of 1997, the Company repurchased 70,500 shares of common stock and 125,682 preferred shares for $4.5 million. No dividends have been paid on common stock as of June 30, 1997.

     A total of 5.0 million preferred shares, $.01 par value, are authorized of which 1.5 million were issued and outstanding at June 30, 1997. The stock is convertible into common stock at any time at $8.61 per share. The 7.125% preferred stock pays dividends, when declared by the Board of Directors, based on an annual rate of $1.78 per share. The preferred stock is redeemable at the option of the Company at any time after May 2, 1998 if the average closing price of the Company's common stock for 20 of the 30 days prior to not less than five days preceding the redemption date is greater than $12.92 per share, or at any time after May 2, 1999. The liquidation preference is $25 per share, plus accrued and unpaid dividends. The Company paid $1,330,000 ($.4453 per preferred share per quarter) in preferred dividends during the six months ended June 30, 1997 and had accrued an additional $327,000 at June 30, 1997 for dividends.

     In 1996, the shareholders adopted a stock option plan for employees providing for the issuance of options at prices not less than fair market value. Options to acquire up to three million shares of common stock may be outstanding at any given time. The specific terms of grant and exercise are determinable by a committee of independent members of the Board of Directors. A total of 512,000 options were issued in 1996 with an exercise price of $7.75 per common share and 271,000 options were issued in February 1997 with an exercise price of $9.25 per common share. The options vest over a three-year period (30%, 60%, 100%) and expire five years from date of grant.

     In 1996, the shareholders adopted a stock grant and option plan ("Directors' Plan") for non-employee Directors of the Company. The Directors' Plan provides for each non-employee Director to receive common shares having a market value equal to $2,250 quarterly in payment of one-half their retainer. A total of 3,632 shares were issued in 1996 and 2,076 shares were issued during the first six months of 1997. It also provides for 5,000 options to be granted annually to each non-employee Director. A total of 20,000 options were issued in May 1996 with an exercise price of $7.75 per common share and 20,000 options were issued in May 1997 with an exercise price of $8.625. The options vest over a three-year period (30%, 60%, 100%) and expire five years from date of grant.

     Earnings per share is computed by dividing net income, less dividends on preferred stock, by weighted average common shares outstanding. Net income
(loss) applicable to common for the six months ended June 30, 1996 and 1997, was ($2,571,000) and $5,754,000, respectively. Differences between primary and fully diluted earnings per share were insignificant for all periods presented.

(6)  FEDERAL INCOME TAXES

     Prior to the Merger, the Company had been included in SOCO's tax return. Current and deferred income tax provisions allocated by SOCO were determined as though the Company filed as an independent company, making the same tax return elections used in SOCO's consolidated return. Subsequent to the Merger, the Company will not be included in SOCO's tax return.

     A reconciliation of the statutory rate to the Company's effective rate as they apply to the benefit for the six months ended June 30, 1996 and 1997 follows:

                                           SIX MONTHS ENDED JUNE 30,
                                           -------------------------
                                            1996               1997
                                           ------             ------

Federal statutory rate                      (35%)               35%
Utilization of net deferred tax asset          -               (35%)
Tax benefit recognized prior to Merger       18%                  -
                                            ----               ----
Effective income tax rate                   (17%)                 -
                                            ====               ====


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


(7)  MAJOR CUSTOMERS

     During the six months ended June 30, 1996 and 1997, PanEnergy Field Services, Inc. accounted for 59% and 42%, Amoco Production Company accounted for 19% and 15%, and Total Petroleum accounted for 14% and 8% of revenues, respectively. Management believes that the loss of any individual purchaser would not have a long-term material adverse impact on the financial position or results of operations of the Company.

(8)  RELATED PARTY

     Prior to the Merger, the Company did not have its own employees. Employees, certain office space and furniture, fixtures and equipment were provided by SOCO. SOCO allocated general and administrative expenses to the Company based on its estimate of expenditures incurred on behalf of the Company. Subsequent to the Merger, certain field, administrative and executive employees of SOCO and GOG became employees of the Company. SOCO continues to provide certain services to Patina under a corporate services agreement. During the six months ended June 30, 1997, the Company paid approximately $898,000 to SOCO under the corporate services agreement and for office rent, administrative services and insurance.


(9)  COMMITMENTS AND CONTINGENCIES

     The Company leases office space and certain equipment under non-cancelable operating leases. Future minimum lease payments under such leases approximate $500,000 per year from 1997 through 2001.

     The Company is a party to various lawsuits and other legal proceedings incidental to its business, none of which are anticipated to have a material adverse impact on its financial position or results of operations.

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

     Three months ended June 30, 1997 compared to three months ended June 30, 1996. Total revenues for the three month period ended June 30, 1997 increased to $22.9 million from $19.5 million, representing an increase of 17% from the prior year period. The revenue increase was due to the higher production associated with the Merger and improved oil and gas prices. Net income for the second quarter 1997 was $828,000 compared to a net loss of ($1,129,000) for the same period in 1996. The increase in net income is primarily attributed to the increased revenue, partially offset by increased interest expense and higher depletion, depreciation and amortization expense.

     Oil and gas sales less direct operating expenses for the three months ended June 30, 1997 were $18.3 million, a 16% increase from the prior year period. Average daily production in the second quarter of 1997 was 5,562 barrels and
77.1 MMcf (110.5 MMcfe), increases of 13% and 11%, respectively. The production increases resulted solely from the Merger. Exclusive of the Merger, production continued to decline due to the Company's limited development schedule and expected initial declines on the large number of wells drilled and completed in 1994 and early 1995. In the future, while production has increased from the first quarter of 1997, a decrease is expected unless development activity is substantially increased or acquisitions are consummated. The decision to increase development activity is heavily dependent on the prices being received for production.

     Average oil prices decreased from $20.24 per barrel in the second quarter of 1996 to $19.09 in 1997. Natural gas prices increased from $1.60 per Mcf in the second quarter of 1996 to $1.85 in 1997. The increase in natural gas prices was primarily the result of the 42% increase in the average CIG index for the three month period. Direct operating expenses increased to $.43 per Mcfe compared to $.38 in the prior year quarter. The increase is primarily attributed to focusing more attention on enhancing production through increased well workovers, additional field staff overtime and the overall increase in production taxes as a result of higher oil and gas prices.

     General and administrative expenses, net of reimbursements, for the second quarter 1997 were $1.3 million, an 18% decrease from the same period in 1996. Prior to the Merger, the Company did not have its own employees. Employees and certain office space and furniture, fixtures and equipment were provided by SOCO. SOCO allocated general and administrative expenses based on estimates of expenditures incurred on behalf of the Company.

     Interest and other expense was $4.0 million compared to $3.7 million in the second quarter of 1996. Interest expense increased as a result of higher average outstanding debt levels due to additional debt recorded as a result of the Merger as well as debt incurred to finance certain costs related to the Merger. The Company's average interest rate was 9.4% compared to 9.1% in the second quarter 1996.

     Depletion, depreciation and amortization expense for the second quarter of 1997 totalled $12.3 million, an increase of $592,000 or 5% from the same period in 1996. The increase resulted from higher oil and gas production, partially offset by a decreased depletion, depreciation and amortization rate of $1.23 per Mcfe compared to $1.30 in 1996. The decreased rate was attributed to $167,000 of amortization, or $.02 per Mcfe, related to a noncompete agreement entered into as part of the Merger during the second quarter of 1997 as compared to $640,000, or $.07 per Mcfe in 1996, and also a decrease in the depletion rate from $1.22 per Mcfe in 1996 to $1.20 in 1997.

     Six months ended June 30, 1997 compared to six months ended June 30, 1996. Total revenues for the six month period ended June 30, 1997 increased to $52.3 million from $30.1 million, representing an increase of 74% from the prior year period. The revenue increase was due to the higher production associated with the Merger and improved oil and gas prices. Net income for the six months ended June 30, 1997 was $7,084,000 compared to a net loss of ($1,861,000) for the same period in 1996. The increase in net income is primarily attributed to the increased revenue, partially offset by increased interest expense and higher depletion, depreciation and amortization expense.

     Oil and gas sales less direct operating expenses for the six months ended June 30, 1997 were $42.8 million, a 75% increase from the prior year period. Average daily production for the six months ended June 30, 1997 was 5,442 barrels and 75.6 MMcf (108.3 MMcfe), increases of 42% and 33%, respectively. The production increases resulted solely from the Merger. Exclusive of the Merger, production continued to decline due to the Company's limited development schedule and expected initial declines on the large number of wells drilled and completed in 1994 and early 1995. There was one well placed on production in the first six months of 1996 compared to 19 wells in the first six months of 1997. In the future, while production has increased from the first quarter of 1997, a decrease is expected unless development activity is substantially increased or acquisitions are consummated. The decision to increase development activity is heavily dependent on the prices being received for production.

     Average oil prices increased from $19.55 per barrel for the six months ended June 30, 1996 to $20.29 in 1997. Natural gas prices increased from $1.58 per Mcf for the six months ended June 30, 1996 to $2.35 in 1997. The increase in natural gas prices was primarily the result of the 86% increase in the average CIG index for the six month period. Direct operating expenses increased to $.48 per Mcfe compared to $.37 in the prior year period. The increase is primarily attributed to focusing more attention on enhancing production through increased well workovers, additional field staff overtime and the overall increase in production taxes as a result of higher oil and gas prices.

     General and administrative expenses, net of reimbursements, for the six months ended June 30, 1997 totalled $2.6 million, an 16% decrease from the same
period in 1996.   Prior to the Merger, the Company did not have its own
employees. Employees and certain office space and furniture, fixtures and equipment were provided by SOCO. SOCO allocated general and administrative expenses based on estimates of expenditures incurred on behalf of the Company.

     Interest and other expense was $8.5 million compared to $5.0 million for the six months ended June 30, 1996. Interest expense increased as a result of higher average outstanding debt levels due to additional debt recorded as a result of the Merger as well as debt incurred to finance certain costs related to the Merger. The Company's average interest rate was 9.5% compared to 7.5% in the prior year period. This increase is due primarily to the Subordinated Notes.

     Depletion, depreciation and amortization expense for the six months ended June 30, 1997 totalled $24.8 million, an increase of $6.1 million or 32% from the same period in 1996. The increase resulted from higher oil and gas production as a result of the Merger, partially offset by a decreased depletion, depreciation and amortization rate of $1.27 per Mcfe compared to $1.29 in 1996. The decreased rate was attributed to a decrease in the depletion rate from $1.23 per Mcfe in 1996 to $1.20 in 1997, partially offset by $1,167,000 of amortization, or $.06 per Mcfe, related to a noncompete agreement entered into as part of the Merger during the six months ended June 30, 1997 as compared to $640,000, or $.04 per Mcfe in 1996.

DEVELOPMENT, ACQUISITION AND EXPLORATION

     During the six months ended June 30, 1997, the Company incurred $8.1 million in capital expenditures, as the Company has continued to limit its development activity based on Rocky Mountain natural gas prices. The Company anticipates incurring development capital expenditures of approximately $6.9 million during the remaining six months of 1997.

FINANCIAL CONDITION AND CAPITAL RESOURCES

     At June 30, 1997, the Company had total assets of $413.5 million. Total capitalization was $380.2 million, of which 52% was represented by stockholders' equity, 22% by senior debt and 26% by subordinated debt. During the six months ended June 30, 1997, net cash provided by operations was $33.5 million, as compared to $15.0 million for the same period in 1996. As of June 30, 1997, there were no significant commitments for capital expenditures. The Company anticipates that 1997 expenditures for development drilling and recompletion activity will be approximately $15.0 million, which will allow for a reduction of indebtedness, provide funds to pursue acquisitions, or additional securities repurchases. The level of these and other future expenditures is largely discretionary, and the amount of funds devoted to any particular activity may increase or decrease significantly, depending on available opportunities and market conditions. The Company plans to finance its ongoing development, acquisition and exploration expenditures using internal cash flow, proceeds from asset sales and its bank credit facilities. In addition, joint ventures or future public and private offerings of debt or equity securities may be utilized.

     Prior to the Merger, SOCO financed all of the Company's activities. A portion of such financing was considered to be an investment by parent in the Company with the remaining portion being considered debt payable to SOCO. In conjunction with the Merger, the $75.0 million debt payable to SOCO was paid in full and the Company does not expect SOCO to provide any additional funding.

     Simultaneously with the merger of GOG into the Company in March 1997, the
Company entered into an amended bank credit agreement (the "Facility").   The
Facility is a revolving credit facility in an aggregate amount up to $140.0 million. The amount available under the Facility is adjusted semiannually and equaled $110.0 million at June 30, 1997. At June 30, 1997, $85.0 million was outstanding under the Facility.

     As of July 24, 1997, the Company had approximately $173.7 million of debt outstanding, consisting of $76.0 million of senior debt and $97.7 million of Subordinated Notes.

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

     The Company from time to time enters into arrangements to monetize its
Section 29 tax credits. These arrangements result in revenue increases of approximately $.40 per Mcf on production volumes from qualified Section 29 properties. As a result of such arrangements, the Company recognized additional gas revenues of $646,000 and $942,000 during the six months ended June 30, 1996 and 1997, respectively. These arrangements are expected to increase revenues through 2002.

     The Company believes that its capital resources are adequate to meet the current requirements of its business. However, future cash flows are subject to a number of variables including the level of production and oil and gas prices, and there can be no assurance that operations and other capital resources will provide cash in sufficient amounts to maintain planned levels of capital expenditures or that significant increases in capital expenditures related to acquisitions and active development, recompletion and exploitation, will not be undertaken.

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

     The following table indicates the average oil and gas prices received over the last five years and highlights the price fluctuations by quarter for 1996 and 1997. Average price computations exclude hedging gains or losses and other nonrecurring items to provide comparability. Average prices per equivalent barrel indicate the composite impact of changes in oil and gas prices. Oil production is converted to natural gas equivalents at the rate of one barrel per six Mcf.

                                 Average Prices
                       -------------------------------------
                                    Natural
                       Crude Oil      Gas          Mcfe
                       ----------  ---------  --------------
                       (Per Bbl)   (Per Mcf)
          Annual
          ------
          1992            $19.06      $1.82            $2.19
          1993             15.87       2.08             2.22
          1994             14.84       1.70             1.94
          1995             16.43       1.34             1.73
          1996             20.47       1.99             2.41

          Quarterly
          ---------

          1996
          ----
          First           $18.31      $1.55            $1.96
          Second           20.24       1.60             2.13
          Third            19.92       1.83             2.29
          Fourth           22.35       2.78             3.07

          1997
          ----
          First           $21.79      $2.63            $2.93
          Second           19.09       1.85             2.26




PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


(a)      Exhibits -

         27   Financial Data Schedule


(b) No reports on Form 8-K were filed by Registrant during the quarter ended June 30, 1997.

                                  SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 PATINA OIL & GAS CORPORATION



                             By  /s/ David J. Kornder
                                 ---------------------------------------------
                                 David J. Kornder, Vice President and
                                 Chief Financial Officer



July 25, 1997