Form 10-Q
period 1997-09-30
PATINA OIL & GAS CORP
filed 1997-10-29
CIK 1006264

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                              ____________________


                                   FORM 10-Q
(Mark one)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended September 30, 1997

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
             For the transition period from _________ to _________

                         Commission file number 1-14344
                           __________________________


                          PATINA OIL & GAS CORPORATION
             (Exact name of registrant as specified in its charter)

             Delaware                                       75-2629477
    (State or other jurisdiction of                       (IRS Employer
    incorporation or organization)                      Identification No.)

           1625 Broadway
          Denver, Colorado                                      80202
   (Address of principal executive offices)                  (zip code)

       Registrant's telephone number, including area code (303) 389-3600

          Title of class                        Name of exchange on which listed
___________________________________________    ________________________________
     Common Stock, $.01 par value                  New York Stock Exchange
Convertible Preferred Stock, $.01 par value        New York Stock Exchange
       Common Stock Warrants                       New York Stock Exchange

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

 There were 15,854,981 shares of common stock outstanding on October 27, 1997.

================================================================================

PART I.  FINANCIAL INFORMATION

          Patina Oil & Gas Corporation (the "Company") was formed in early 1996 to hold the assets and operations of Snyder Oil Corporation ("SOCO") in the Wattenberg Field and to facilitate the acquisition of Gerrity Oil & Gas Corporation ("GOG Acquisition"). The results of operations of the Company for periods prior to the GOG Acquisition reflected in these financial statements include only the historical results of SOCO's Wattenberg operations.

          The financial statements included herein have been prepared in conformity with generally accepted accounting principles. The statements are unaudited but reflect all adjustments which, in the opinion of management, are necessary to fairly present the Company's financial position and results of operations.

                          PATINA OIL & GAS CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                            DECEMBER 31,    SEPTEMBER 30,
                                                                1996             1997
                                                            -------------   --------------
                                                                             (UNAUDITED)
                                     ASSETS
Current assets
  Cash and equivalents                                         $   6,153        $   9,751
  Accounts receivable                                             19,977           13,017
  Inventory and other                                              1,457            3,162
                                                               ---------        ---------
                                                                  27,587           25,930
                                                               ---------        ---------

Oil and gas properties, successful efforts method                559,072          567,471
  Accumulated depletion, depreciation and amortization          (160,432)        (195,105)
                                                               ---------        ---------
                                                                 398,640          372,366
                                                               ---------        ---------

Gas facilities and other                                           6,421            5,261
  Accumulated depreciation                                        (4,917)          (3,684)
                                                               ---------        ---------
                                                                   1,504            1,577
                                                               ---------        ---------

Other assets, net                                                  2,502            1,541
                                                               ---------        ---------
                                                               $ 430,233        $ 401,414
                                                               =========        =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Accounts payable                                             $  15,063        $  19,901
  Accrued liabilities                                             11,509            6,762
                                                               ---------        ---------
                                                                  26,572           26,663
                                                               ---------        ---------

Senior debt                                                       94,500           72,000
Subordinated notes                                               103,094           97,683
Other noncurrent liabilities                                       9,831            7,372

Commitments and contingencies

Stockholders' equity
  Preferred stock, $.01 par, 5,000,000 shares
       authorized, 1,593,608 and 1,467,926 shares issued
       and outstanding                                                16               15
  Common stock, $.01 par, 40,000,000 shares
       authorized, 18,886,932 and 18,821,184 shares
        issued and outstanding                                       189              188
  Capital in excess of par value                                 194,066          189,629
  Retained earning                                                 1,965            7,864
                                                               ---------        ---------
                                                                 196,236          197,696
                                                               ---------        ---------
                                                               $ 430,233        $ 401,414
                                                               =========        =========

       The accompanying notes are an integral part of these statements.

                                PATINA OIL & GAS CORPORATION

                           CONSOLIDATED STATEMENTS OF OPERATIONS
                           (IN THOUSANDS EXCEPT PER SHARE DATA)

                                                    THREE MONTHS          NINE MONTHS
                                                 ENDED SEPTEMBER 30,   ENDED SEPTEMBER 30,
                                                 -------------------  -------------------
                                                   1996       1997        1996      1997
                                                   ----       ----        ----      ----
                                                                 (UNAUDITED)

Revenues
  Oil and gas sales                             $22,729    $21,252     $52,546    $73,365
  Other                                             368        451         661        679
                                                -------    -------     -------    -------

                                                 23,097     21,703      53,207     74,044
                                                -------    -------     -------    -------
Expenses
  Direct operating                                4,161      4,185       9,562     13,507
  Exploration                                        18         58         167        121
  General and administrative                      1,547      1,186       4,661      3,797
  Interest and other                              4,808      3,988       9,787     12,473
  Depletion, depreciation and amortization       13,232     11,487      31,955     36,263
                                                -------    -------     -------    -------
Income (loss) before taxes                         (669)       799      (2,925)     7,883
                                                -------    -------     -------    -------

Provision (benefit) for income taxes
  Current                                             -          -           -          -
  Deferred                                            -          -        (394)         -
                                                -------    -------     -------    -------
                                                      -          -        (394)         -
                                                -------    -------     -------    -------


Net income (loss)                               $  (669)   $   799     $(2,531)   $ 7,883
                                                =======    =======     =======    =======

Net income (loss) per common share              $  (.07)   $   .01     $  (.23)   $   .31
                                                =======    =======     =======    =======

Weighted average shares outstanding              19,866     18,901      17,271     18,908

       The accompanying notes are an integral part of these statements.

                         PATINA OIL & GAS CORPORATION

                     CONSOLIDATED STATEMENTS OF CHANGES IN
                             STOCKHOLDERS' EQUITY
                                (IN THOUSANDS)

                                              Preferred Stock           Common Stock        Capital                      Retained
                                           ---------------------   ---------------------    Excess of    Investment      Earnings
                                             Shares      Amount      Shares     Amount      Par Value     By Parent      (Deficit)
                                            -------     -------      ------    -------    -----------    ----------      ---------

Balance, December 31, 1995                        -     $     -      14,000     $140         $      -     $ 113,523       $     -

Credit in lieu of taxes                           -           -           -        -                -           171             -

Change in investment by parent                    -           -           -        -                -        (7,514)            -

Net loss through the GOG Acquisition date         -           -           -        -                -          (532)            -

GOG Acquisition                               1,205          12       6,000       60          194,291      (105,648)            -

Issuance of common                                -           -           4        -               27             -             -

Repurchase of common and warrants                 -           -      (1,117)     (11)          (9,722)            -             -

Issuance of preferred                           389           4           -        -            9,470             -             -

Preferred dividends                               -           -           -        -                -             -        (2,129)

Net income subsequent to the
  GOG Acquisition                                 -           -           -        -                -             -         4,094
                                              -----     -------      ------     ----         --------     ---------       -------

Balance, December 31, 1996                    1,594          16      18,887      189          194,066             -         1,965

Issuance of common                                -           -           5        -               40             -             -

Repurchase of common and preferred              (126)        (1)        (71)      (1)          (4,477)            -             -

Preferred dividends                               -           -           -        -                -             -        (1,984)

Net income                                        -           -           -        -                -             -         7,883
                                              -----     -------      ------     ----         --------     ---------       -------

Balance, September 30, 1997 (Unaudited)       1,468     $    15      18,821     $188         $189,629     $       -       $ 7,864
                                              =====     =======      ======     ====         ========     =========       =======

       The accompanying notes are an integral part of these statements.

                          PATINA OIL & GAS CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                      NINE MONTHS
                                                                   ENDED SEPTEMBER 30,
                                                                   ------------------
                                                                    1996         1997
                                                                   ------       -----
                                                                       (UNAUDITED)

Operating activities
  Net income (loss)                                                $ (2,531)   $  7,883
  Adjustments to reconcile net income (loss) to net
       cash provided by operations
          Exploration expense                                           167         121
          Depletion, depreciation and amortization                   31,955      36,263
          Deferred taxes                                               (394)          -
          Amortization of deferred credits                             (605)          -
          Gain on sale of oil and gas properties                          -        (338)
          Changes in current and other assets and liabilities
            Decrease in
               Accounts receivable                                    4,904       6,838
               Inventory and other                                      304          61
            Increase (decrease) in
               Accounts payable                                      (4,085)      4,715
               Accrued liabilities                                    1,428      (4,425)
               Other liabilities                                      2,357      (2,417)
                                                                   --------    --------
          Net cash provided by operations                            33,500      48,701
                                                                   --------    --------

Investing activities
  Acquisition, development and exploration                           (3,042)    (11,759)
  Other                                                              (2,019)          -
  Sale of oil and gas properties                                      1,111       1,030
                                                                   --------    --------
          Net cash used by investing                                 (3,950)    (10,729)
                                                                   --------    --------

Financing activities
  Decrease in debt to parent                                        (80,288)          -
  Increase (decrease) in indebtedness                                79,783     (27,911)
  Deferred credits                                                      814           -
  Change in investment by parent                                     (7,514)          -
  Cost of common stock issuance                                     (11,534)          -
  Repurchase of common and preferred stock                             (923)     (4,479)
  Preferred dividends                                                (1,419)     (1,984)
                                                                   --------    --------

          Net cash used by financing                                (21,081)    (34,374)
                                                                   --------    --------

Increase in cash                                                      8,469       3,598
Cash and equivalents, beginning of period                             1,000       6,153
                                                                   --------    --------
Cash and equivalents, end of period                                $  9,469    $  9,751
                                                                   ========    ========

       The accompanying notes are an integral part of these statements.

                          PATINA OIL & GAS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)  ORGANIZATION AND NATURE OF BUSINESS

  Patina Oil & Gas Corporation (the "Company"), is an independent energy company engaged in the acquisition, development, exploitation and production of oil and natural gas in the Wattenberg field ("Wattenberg") of Colorado's Denver-Julesburg Basin (the "D-J Basin"). The Company was formed in early 1996 to hold the Wattenberg assets of Snyder Oil Corporation ("SOCO") and to facilitate the acquisition of Gerrity Oil & Gas Corporation (the "GOG Acquisition"), in May 1996.

  The above transactions were accounted for as a purchase of GOG. The amounts and results of operations of the Company for periods prior to the GOG Acquisition include the historical amounts and results of SOCO's Wattenberg operations. Certain amounts in the accompanying financial statements have been allocated in a reasonable and consistent manner in order to depict the historical financial position, results of operations and cash flows of the Company on a stand-alone basis prior to the GOG Acquisition.

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Producing Activities

  The Company utilizes the successful efforts method of accounting for its oil and gas properties. Leasehold costs are capitalized when incurred. Unproved properties are assessed periodically within specific geographic areas and impairments in value are charged to expense. Exploratory expenses, including geological and geophysical expenses and delay rentals, are charged to expense as incurred. Exploratory drilling costs are initially capitalized, but charged to expense if and when the well is determined to be unsuccessful. Costs of productive wells, unsuccessful developmental wells and productive leases are capitalized and amortized on a unit-of-production basis over the life of the remaining proved or proved developed reserves, as applicable. Gas is converted to equivalent barrels at the rate of six Mcf to one barrel. Amortization of capitalized costs has generally been provided over the entire D-J Basin as the wells are located in the same reservoir. No accrual has been provided for future abandonment costs as management estimates that salvage value will approximate such costs.

  In 1995, the Company adopted Statement of Financial Accounting Standards No.
121 ("SFAS 121"), "Accounting for the Impairment of Long-Lived Assets."   SFAS
121 requires the Company to assess the need for an impairment of capitalized costs of oil and gas properties on a field-by-field basis. During the nine months ended September 30, 1996 and 1997, the Company did not provide for any impairments. Changes in the underlying assumptions, including oil and gas prices, or the amortization units could, however, result in impairments in the future.

Other Assets

  Other assets reflect the value assigned to a noncompete agreement entered into as part of the GOG Acquisition. The value is being amortized over five years at a rate intended to approximate the decline in the value of the agreement. Amortization expense for the nine months ended September 30, 1996 and 1997 was $1,603,000 and $1,333,000, respectively. Scheduled amortization for the next four years is $167,000 for the remainder of 1997, $500,000 in 1998, and $250,000 in each of 1999 and  2000.

Section 29 Tax Credits

  The Company from time to time enters into arrangements to monetize its Section 29 tax credits. These arrangements result in revenue increases of approximately $.40 per Mcf on production volumes from qualified Section 29 properties. As a result of such arrangements, the Company recognized additional gas revenues of $1.2 million and $1.3 million during the nine months ended September 30, 1996 and 1997, respectively. These arrangements are expected to increase revenues through 2002.

Gas Imbalances

  The Company uses the sales method to account for gas imbalances. Under this method, revenue is recognized based on the cash received rather than the Company's proportionate share of gas produced. Gas imbalances at December 31, 1996 and September 30, 1997 were insignificant.

Financial Instruments

  The book value and estimated fair value of cash and equivalents was $6.2 million and $9.8 million at December 31, 1996 and September 30, 1997. The book value approximates fair value due to the short maturity of these instruments. The book value and estimated fair value of the Company's senior debt was $94.5 million and $72.0 million at December 31, 1996 and September 30, 1997. The fair value is presented at face value given its floating rate structure. The book value of the Senior Subordinated Notes ("Subordinated Notes" or "Notes") was $103.1 million and $97.7 million at December 31, 1996 and September 30, 1997 and the estimated fair value was $105.6 million and $100.6 million at December 31, 1996 and September 30, 1997, respectively. The fair value is estimated based on the market price of the Notes on the New York Stock Exchange.

  From time to time, the Company hedges a portion of its physical oil and natural gas production utilizing a variety of instruments, including fixed price swaps and options and exchange-traded futures contracts and options thereon. Gains and losses on such contracts are deferred and recognized in income as an adjustment to oil and gas sales revenues in the period to which the contracts relate. The Company currently has approximately 50% of its projected natural gas production and approximately 42% of its projected oil production hedged in the fourth quarter of 1997 and approximately 33% of its projected gas production and approximately 23% of the projected oil production hedged in the first quarter of 1998.

  In 1997, the Company entered into various oil and gas hedging contracts. The Company recognized $19,000 of oil hedging gains and $1.7 million of gas hedging gains related to these contracts based on settlements during the nine months ended, September 30, 1997. These gains were reflected as additions to oil and gas revenues in the period settled.

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

(3)  OIL AND GAS PROPERTIES

  The cost of oil and gas properties at December 31, 1996 and September 30, 1997 includes approximately $7.0 million of proved undeveloped leasehold costs. Acreage is generally held for exploration, development or resale and its value, if any, is excluded from amortization. The following table sets forth costs incurred related to oil and gas properties.

                                              NINE
                            YEAR ENDED    MONTHS ENDED
                           DECEMBER 31,   SEPTEMBER 30,
                               1996           1997
                           ------------   -------------
                                (IN THOUSANDS)

Acquisition                 $218,380       $   337
Development                    8,301        11,321
Exploration and other            224           121
                            --------       -------
                            $226,905       $11,779
                            ========       =======

  In May 1996, the GOG Acquisition discussed in Note 1 was consummated. The following table summarizes the unaudited pro forma effects on the Company's financial statements assuming that the GOG Acquisition and the Exchange Offer had been consummated on January 1, 1996. Future results may differ substantially from pro forma results due to changes in these assumptions, changes in oil and gas prices, production declines and other factors. Therefore, pro forma statements cannot be considered indicative of future operations. The pro forma results for the nine months ended September 30, 1996 are as follows (in thousands, except per share data):

     Total revenues                                           $70,157
     Total expenses                                           $57,396
     Depletion, depreciation and amortization                 $40,607
     Net income (loss)                                        $(6,191)
     Net income (loss) per common share                       $  (.31)
     Weighted average shares outstanding                       19,943

(4)  INDEBTEDNESS

 The following indebtedness was outstanding on the respective dates:

                         DECEMBER 31,       SEPTEMBER 30,
                            1996                1997
                         -----------        ------------
                                 (IN THOUSANDS)

  Bank facility           $ 94,500           $72,000
  Less current portion         -                 -
                          --------           -------
   Senior debt, net       $ 94,500           $72,000
                          ========           =======

  Subordinated notes      $103,094           $97,683
                          ========           =======

  In April 1997, the Company entered into an amended bank credit agreement (the "Facility"). The Facility is a revolving credit facility in an aggregate amount up to $140.0 million. The amount available under the Facility is adjusted semiannually and equaled $110.0 million at September 30, 1997, with $72.0 million outstanding under the revolving credit facility.

  The borrower may elect that all or a portion of the Facility bear interest at a rate equal to: (i) the higher of (a) prime rate plus a margin equal to .25% (the "Applicable Margin") or (b) the Federal Funds Effective Rate plus .5% plus the Applicable Margin, or (ii) the rate at which Eurodollar deposits for one, two, three or six months (as selected by the Company) are offered in the interbank Eurodollar market plus a margin which fluctuates from .625% to 1.125%, determined by a debt to EBITDA ratio. During the nine months ended September 30, 1997, the average interest rate under the Facility approximated 6.8%.

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

  In conjunction with the GOG Acquisition, the Company assumed $100 million of 11.75% Senior Subordinated Notes due July 15, 2004 issued by GOG in 1994. Under purchase accounting, the Notes have been reflected in the accompanying financial statements at a book value of 105.875% of their principal amount. Interest is payable each January 15 and July 15. The Notes are redeemable at the option of the Company, in whole or in part, at any time on or after July 15, 1999, initially at 105.875% of their principal amount, declining to 102.938% on or after July 15, 2000 and declining to 100% on or after July 15, 2001. Upon a change of control, as defined in the Notes, the Company is obligated to make an offer to purchase all outstanding Notes at a price of 101% of the principal amount thereof. In addition, the Company would be obligated, subject to certain conditions, to make offers to purchase the Notes with the net cash proceeds of certain asset sales or other dispositions of assets at a price of 101% of the
principal amount thereof.   Subsequent to the GOG Acquisition, the Company
repurchased and retired $7.7 million of the Notes, resulting in $92.3 million of principal amount of Notes outstanding, or a book value of $97.7 million in the accompanying financial statements. The Notes are unsecured general obligations of the Company and are subordinated to all senior indebtedness of the Company and to any existing and future indebtedness of the Company's subsidiaries.

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

  Prior to the GOG Acquisition, SOCO financed all of the Company's activities.
A portion of such financing was considered to be an investment by parent in the Company with the remaining portion being considered debt to parent. The portion considered to be debt to parent versus an investment by parent was a discretionary percentage determined by SOCO after consideration of the Company's internally generated cash flows and level of capital expenditures. Subsequent to the GOG Acquisition, the $75.0 million debt to parent was paid in full.

  On the portion of such financing which was considered to be debt to parent, SOCO charged interest at a rate which approximated the average interest rate being paid by SOCO under its revolving credit facility (6.9% for the four months ended May 2, 1996).

  Scheduled maturities of indebtedness for the next five years are zero for the remainder of 1997, 1998 and 1999, and $72.0 million in 2000, and zero in 2001. The long-term portions of the Facility are scheduled to expire in 2000; however, it is management's intent to review both the short-term and long-term facilities and extend the maturities on a regular basis.

  Cash payments for interest were $8.2 million and $15.5 million for the nine months ended September 30, 1996 and 1997, respectively.


(5)  STOCKHOLDERS' EQUITY

  A total of 40.0 million common shares, $.01 par value, are authorized of which
18.8 million were issued and outstanding at September 30, 1997.   Of the 18.8
million shares outstanding, 2.0 million are designated as Series A Common Stock. The Series A Common Stock is identical to the common shares except that the Series A Common Stock is entitled to three votes per share rather than one vote per share. The Series A Common Stock is owned by SOCO and reverts to regular common shares under certain conditions. During the first nine months of 1997, the Company repurchased 70,500 shares of common stock and 125,682 preferred shares for $4.5 million. No dividends have been paid on common stock as of September 30, 1997.

  A total of 5.0 million preferred shares, $.01 par value, are authorized of
which 1.5 million were issued and outstanding at September 30, 1997.   The stock
is convertible into common stock at any time at $8.61 per share. The 7.125% preferred stock pays dividends, when declared by the Board of Directors, based on an annual rate of $1.78 per share. The preferred stock is redeemable at the option of the Company at any time after May 2, 1998 if the average closing price of the Company's common stock for 20 of the 30 days prior to not less than five days preceding the redemption date is greater than $12.92 per share, or at any time after May 2, 1999. The liquidation preference is $25 per share, plus accrued and unpaid dividends. The Company paid $2.0 million ($.4453 per preferred share per quarter) in preferred dividends during the nine months ended September 30, 1997 and had accrued an additional $321,000 at September 30, 1997 for dividends.

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

  In 1996, the shareholders adopted a stock grant and option plan ("Directors' Plan") for non-employee Directors of the Company. The Directors' Plan provides for each non-employee Director to receive common shares having a market value equal to $2,250 quarterly in payment of one-half their retainer. A total of 3,632 shares were issued in 1996 and 3,012 shares were issued during the first nine months of 1997. It also provides for 5,000 options to be granted annually to each non-employee Director. A total of 20,000 options were issued in May 1996 with an exercise price of $7.75 per common share and 20,000 options were issued in May 1997 with an exercise price of $8.625. The options vest over a three-year period (30%, 60%, 100%) and expire five years from date of grant.

  Earnings per share is computed by dividing net income, less dividends on preferred stock, by weighted average common shares outstanding. Net income
(loss) applicable to common for the nine months ended September 30, 1996 and 1997, was ($3,950,000) and $5,899,000, respectively. Differences between primary and fully diluted earnings per share were insignificant for all periods presented.

(6)  FEDERAL INCOME TAXES

  Prior to the GOG Acquisition, the Company had been included in SOCO's tax return. Current and deferred income tax provisions allocated by SOCO were determined as though the Company filed as an independent company, making the same tax return elections used in SOCO's consolidated return. Subsequent to the GOG Acquisition, the Company will not be included in SOCO's tax return.

  A reconciliation of the statutory rate to the Company's effective rate as they apply to the benefit for the nine months ended September 30, 1996 and 1997 follows:

                                             NINE MONTHS ENDED SEPTEMBER 30
                                             ------------------------------
                                                      1996     1997
                                                     ------   ------

Federal statutory rate                                (35%)     35%
Utilization of net deferred tax asset                   -      (35%)
Tax benefit recognized prior to GOG Acquisition        18%       -
                                                      ----     ----
Effective income tax rate                             (17%)      -
                                                      ====     ====

          For tax purposes, the Company had regular net operating loss carry forwards of $70.2 million and alternative minimum tax ("AMT") loss carry forwards of $35.1 million at December 31, 1996. Utilization of $31.9 million regular net operating loss carry forwards and $31.6 million AMT loss carry forwards will be limited to $5.2 million per year as a result of the merger of GOG and SOCO Wattenberg Corporation on May 2, 1996. These carry forwards expire from 2006 through 2011. At December 31, 1996, the Company had alternative minimum tax credit carry forwards of $478,000 which are available indefinitely. No cash payments were made by the Company for federal taxes during 1995 and 1996. As discussed in Note 1, the accompanying financial statements include certain Wattenberg operations previously owned directly by SOCO. Accordingly, certain operating losses generated by these properties were retained by SOCO.
In addition, certain taxable income generated by SOCO did not offset the Company's net operating loss carryforwards. Prior to the GOG Acquisition, the effect of such items has been reflected as a charge or credit in lieu of taxes in the Company's consolidated statement of changes in stockholders' equity.

(7)       MAJOR CUSTOMERS

          During the nine months ended September 30, 1996 and 1997, Duke Energy accounted for 33% and 42%, Amoco Production Company accounted for 20% and 16%, and Total Petroleum accounted for 12% and 8% of revenues, respectively. Management believes that the loss of any individual purchaser would not have a long-term material adverse impact on the financial position or results of operations of the Company.


(8)       RELATED PARTY

          Prior to the GOG Acquisition, the Company did not have its own employees. Employees, certain office space and furniture, fixtures and equipment were provided by SOCO. SOCO allocated general and administrative expenses to the Company based on its estimate of expenditures incurred on behalf of the Company. Subsequent to the GOG Acquisition, certain field, administrative and executive employees of SOCO and GOG became employees of the Company. SOCO continues to provide certain services to Patina under a corporate services agreement. During the nine months ended September 30, 1997, the Company paid approximately $1.3 million to SOCO under the corporate services agreement for office rent, administrative services and insurance.

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

(10)      SUBSEQUENT EVENT

          On October 17, 1997 the common shareholders approved each of the proposals required to effectuate a series of transactions which redistributed SOCO's majority ownership of the Company. The transactions included: (i) SOCO sold 10 million common shares of its Patina stock in a secondary offering at $9.875 per share, (ii) the Company repurchased and retired all remaining 4 million common shares from SOCO at $9.332 per share, (iii) the Company sold $40 million of 8.50% convertible preferred stock to certain institutional investors and (iv) management purchased $3 million of common shares at $9.875 per share. Excess proceeds were used to reduce bank debt. Subsequent to the transaction, the Company has 15.9 million shares of common stock outstanding and $76.7 million at liquidation value of convertible preferred stock outstanding. Pro forma results for the nine month period ended, September 30, 1997, as if the transactions occurred on January 1, 1997 are as follows:

Total revenues                                      $74,044
Total depletion, depreciation and amortization       36,263
Total expenses                                       67,213
Net income                                            6,831
Net income per share                                    .08
Weighted average shares outstanding                  15,942

                         PATINA OIL & GAS CORPORATION
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

  In May 1996, Gerrity Oil & Gas Corporation ("GOG") was acquired by a wholly owned subsidiary of the Company (the "GOG Acquisition"). This transaction was accounted for as a purchase of GOG. Accordingly, the results of operations since the GOG Acquisition reflect the impact of the purchase.

  Three months ended September 30, 1997 compared to three months ended September 30, 1996. Total revenues for the three month period ended September 30, 1997 decreased from $23.1 million to $21.7 million, representing a decrease of 6% from the prior year period. The revenue decrease was due to lower oil and gas production. Net income for the third quarter 1997 was $799,000 compared to a net loss of $669,000 for the same period in 1996. The increase in net income is primarily attributed to decreased general and administrative expenses, interest expense and depletion expenses, partially offset by lower oil and gas revenue.

  Oil and gas sales less direct operating expenses for the three months ended September 30, 1997 were $17.1 million, an 8.0% decrease from the prior year period. Average daily production in the third quarter of 1997 was 4,946 barrels and 71.4 MMcf (101.1 MMcfe), decreases of 11% and 5%, respectively. The decrease resulted from a decline in production due to the Company's limited development schedule and expected initial declines on the large number of wells drilled and completed in 1994 and early 1995. In the future, a decrease in production from existing oil and gas properties is expected unless development activity is increased or acquisitions are consummated. The decision to increase development activity is heavily dependent on the prices being received for production.

  Average oil prices decreased from $19.92 per barrel in the third quarter of 1996 to $18.69 in 1997. Natural gas prices increased from $1.83 per Mcf in the third quarter of 1996 to $1.94 in 1997. The increase in natural gas prices was primarily the result of the 20% increase in the average CIG index for the three month period offset by lower natural gas liquid prices. Direct operating expenses increased to $.45 per Mcfe compared to $.42 in the prior year quarter. The increase is primarily attributed to focusing more attention on enhancing production through increased well workovers, additional field staff overtime and the overall increase in production taxes as a result of higher natural gas prices.

  General and administrative expenses, net of reimbursements, for the third quarter 1997 were $1.2 million, a 23% decrease from the same period in 1996.
The decrease was due to efficiencies realized as a result of the GOG Acquisition including reduced expenses for insurance, legal work and rent.

  Interest and other expense was $4.0 million compared to $4.8 million in the third quarter of 1996. Interest expense decreased as a result of lower average outstanding debt levels. The Company's average interest rate remained at approximately 9.5% for each of the respective quarters.

  Depletion, depreciation and amortization expense for the third quarter of 1997 totalled $11.5 million, a decrease of $1.7 million or 13% from the same period in 1996. The decrease resulted primarily from lower oil and gas production and lower amortization expense associated with a noncompete agreement entered into as part of the GOG Acquisition. Amortization of the noncompete agreement totaled $167,000 in the third quarter of 1997 as compared to $963,000 in 1996. The Company's depletion rate for the third quarter 1997 was $1.21 per Mcfe as compared to $1.20 in 1996.

  Nine months ended September 30, 1997 compared to nine months ended September 30, 1996. Total revenues for the nine month period ended September 30, 1997 increased to $74.0 million from $53.2 million, representing an increase of 39% from the prior year period. The revenue increase was due to the higher production associated with the GOG Acquisition and improved oil and gas prices. Net income for the nine months ended September 30, 1997 was $7,883,000 compared to a net loss of $2,531,000 for the same period in 1996. The increase in net income is primarily attributed to the increased revenue, partially offset by increased interest expense and higher depletion, depreciation and amortization expense.

  Oil and gas sales less direct operating expenses for the nine months ended September 30, 1997 were $59.9 million, a 39% increase from the prior year period. Average daily production for the nine months ended September 30, 1997 was 5,275 barrels and 74.2 MMcf (105.9 MMcfe), increases of 20% and 18%, respectively. The production increases resulted solely from the GOG Acquisition. Exclusive of the GOG Acquisition, production continued to decline due to the Company's limited development schedule and expected initial declines on the large number of wells drilled and completed in 1994 and early 1995. There were seven wells placed on production in the first nine months of 1996 compared to 22 wells in the first nine months of 1997. In the future, a decrease in production from existing oil and gas properties is expected unless development activity is increased or acquisitions are consummated. The decision to increase development activity is heavily dependent on the prices being received for production.

  Average oil prices increased from $19.71 per barrel for the nine months ended September 30, 1996 to $19.78 in 1997. Natural gas prices increased from $1.65 per Mcf for the nine months ended September 30, 1996 to $2.21 in 1997. The increase in natural gas prices was primarily the result of the 63% increase in the average CIG index for the nine month period offset by lower natural gas liquid prices. Direct operating expenses increased to $.47 per Mcfe compared to $.39 in the prior year period. The increase is primarily attributed to focusing more attention on enhancing production through increased well workovers, additional field staff overtime and the overall increase in production taxes as a result of higher oil and gas prices.

  General and administrative expenses, net of reimbursements, for the nine months ended September 30, 1997 totaled $3.8 million, a 19% decrease from the
same period in 1996.   Prior to the GOG Acquisition, the Company did not have
its own employees. Employees and certain office space and furniture, fixtures and equipment were provided by SOCO. SOCO allocated general and administrative expenses based on estimates of expenditures incurred on behalf of the Company. The decrease was due to efficiencies realized as a result of the GOG Acquisition including reduced expenses for insurance, legal work and rent.


  Interest and other expense was $12.5 million compared to $9.8 million for the nine months ended September 30, 1996. Interest expense increased as a result of higher average outstanding debt levels due to additional debt recorded as a result of the GOG Acquisition. The Company's average interest rate was 9.5% compared to 9.3% in the prior year period. This increase is due primarily to the Subordinated Notes.

  Depletion, depreciation and amortization expense for the nine months ended September 30, 1997 totaled $36.3 million, an increase of $4.3 million or 13% from the same period in 1996. The increase resulted from higher oil and gas production as a result of the GOG Acquisition, partially offset by a decreased depletion, depreciation and amortization rate of $1.26 per Mcfe compared to $1.31 in 1996. The decreased rate was attributed to a decrease in the depletion rate from $1.22 per Mcfe in 1996 to $1.20 in 1997 and $1,333,000 of amortization, related to a noncompete agreement entered into as part of the GOG Acquisition during the nine months ended September 30, 1997 as compared to $1,603,000 in 1996.

DEVELOPMENT, ACQUISITION AND EXPLORATION

  During the nine months ended September 30, 1997, the Company incurred $11.8 million in capital expenditures, as the Company has begun to increase its development activity based on recent results of the capital expenditure program and improved Rocky Mountain natural gas prices. The Company anticipates incurring development capital expenditures of approximately $4.2 million during the remaining three months of 1997.

FINANCIAL CONDITION AND CAPITAL RESOURCES

  At September 30, 1997, the Company had total assets of $401.4 million. Total capitalization was $367.4 million, of which 54% was represented by stockholders' equity, 20% by senior debt and 26% by subordinated debt. During the nine months ended September 30, 1997, net cash provided by operations was $48.7 million, as compared to $33.5 million for the same period in 1996. As of September 30, 1997, there were no significant commitments for capital expenditures. The Company anticipates that 1997 expenditures for development drilling and recompletion activity will be approximately $16.0 million, which will allow for a reduction of indebtedness or provide funds to pursue acquisitions. The level of these and other future expenditures is largely discretionary, and the amount of funds devoted to any particular activity may increase or decrease significantly, depending on available opportunities and market conditions. The Company plans to finance its ongoing development, acquisition and exploration expenditures using internal cash flow, proceeds from asset sales and its bank credit facilities. In addition, joint ventures or future public and private offerings of debt or equity securities may be utilized.

  Prior to the GOG Acquisition, SOCO financed all of the Company's activities.
A portion of such financing was considered to be an investment by parent in the Company with the remaining portion being considered debt payable to SOCO. In conjunction with the GOG Acquisition, the $75.0 million debt to SOCO was paid in full.

  In April 1997, the Company entered into an amended bank credit agreement (the
"Facility").   The Facility is a revolving credit facility in an aggregate amount up to $140.0 million. The amount available under the Facility is adjusted semiannually and equaled $110.0 million at September 30, 1997, with $72.0 million outstanding under the Facility.

  As of October 27, 1997, the Company had approximately $149.7 million of debt outstanding, consisting of $52.0 million of senior debt and $97.7 million of Subordinated Notes.

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

  The Company from time to time enters into arrangements to monetize its Section 29 tax credits. These arrangements result in revenue increases of approximately $.40 per Mcf on production volumes from qualified Section 29 properties. As a result of such arrangements, the Company recognized additional gas revenues of $1.2 million and $1.3 million during the nine months ended September 30, 1996 and 1997, respectively. These arrangements are expected to increase revenues through 2002.

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

  The following table indicates the average oil and gas prices received over the last five years and highlights the price fluctuations by quarter for 1996 and 1997. Average price computations exclude hedging gains or losses and other nonrecurring items to provide comparability. Average prices per equivalent Mcf indicate the composite impact of changes in oil and gas prices. Oil production is converted to natural gas equivalents at the rate of one barrel per six Mcf.

                                Average Prices
                    ---------------------------------
                                   Natural
                    Crude Oil        Gas         Mcfe
                    ---------      -------       ----
                    (Per Bbl)     (Per Mcf)
     Annual
     ------
     1992              $19.06      $1.82         $2.19
     1993               15.87       2.08          2.22
     1994               14.84       1.70          1.94
     1995               16.43       1.34          1.73
     1996               20.47       1.99          2.41

     Quarterly
     ---------
     1996
     ----
     First             $18.31      $1.55         $1.96
     Second             20.24       1.60          2.13
     Third              19.92       1.83          2.29
     Fourth             22.35       2.78          3.07
      1997
     ----
     First             $21.79      $2.63         $2.93
     Second             19.09       1.85          2.26
     Third              18.69       1.94          2.28

PART II.  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

         On October 17, 1997 a Special Meeting of the Company's common stockholders was held. A summary of the proposals upon which a vote was taken and the results of the voting follows.


                                                                      COMMON STOCK                  SERIES A COMMON STOCK
                                                                 NUMBER OF SHARES VOTED             NUMBER OF SHARES VOTED
                                                                FOR     AGAINST     ABSTAIN        FOR     AGAINST     ABSTAIN
                                                                ---     -------     -------        ---     -------     -------
PROPOSALS
---------

1) Approval of a Secondary Offering of                    14,616,752     48,603      32,082      2,000,000   ---         ---
   10,000,000 shares of the common stock
   of the Company owned by Snyder Oil
   Corporation ("SOCO") (11,500,000
   shares if the underwriters' overallot-
   ment option is fully exercised or such
   greater or lesser number as the
   underwriters, the Company and SOCO
   may agree to include in the Secondary
   Offering).

2) Approval of the repurchase by the                      14,611,353     49,563      36,521      2,000,000   ---         ---
   Company of all remaining shares of
   the common stock of the Company
   owned by SOCO that are not sold in
   the Secondary Offering (other than
   70,000 such shares which SOCO
   agreed to deliver to the investors in
   the Company's New 8.5% Convertible
   Preferred Stock ("New Preferred
   Stock")).

3) Approval of the New Preferred Stock                    14,426,338     235,196     35,903      2,000,000   ---         ---
   issuance by the Company to a limited
   number of investors of between
   1,600,000 and 2,520,000 shares (as
   determined by a Company in its sole
   discretion) of the Company's New
   Preferred Stock, including the related
   issuance by the Company to such
   investors of 160,000 shares of
   common stock.



                                                                      COMMON STOCK                  SERIES A COMMON STOCK
                                                                 NUMBER OF SHARES VOTED             NUMBER OF SHARES VOTED
                                                                FOR     AGAINST    ABSTAIN         FOR     AGAINST    ABSTAIN
                                                                ---     -------    -------         ---     -------    -------
4) Approval of the management stock                       14,508,238     146,365     42,834      2,000,000   ---         ---
   issuance providing for the issuance
   and sale by the Company to manage-
   ment investors of $3 million of
   common stock and the grant of
   150,000 shares of restricted common
   stock to the management investors
   (other than Thomas J. Edelman, the
   Chairman and President of the
   Company), and the grant of 350,000
   shares of restricted common stock
   to Mr. Edelman as consideration for
   his efforts in structuring and arranging
   the private placement of the New
   Preferred Stock.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


(a)  Exhibits -

EXHIBIT NO.             DESCRIPTION
----------              -----------

   1.          -        Underwriting Agreement dated October 15, 1997 by and
                        among the Company, Smith Barney Inc., Morgan Stanley &
                        Co. Incorporated, as Representatives of the Several
                        Underwriters, and Snyder Oil Corporation./1/

   10.1.8 Second Amendment to Amended and Restated Credit Agreement dated as of September 15, 1997 by and amound the Company and Texas Commerce Bank National Association, as Administrative Agent, NationsBank of Texas, N.A., as Documentary Agent, Wells Fargo Bank, N.A., CIBI, Inc. and Credit Lyonnais New York Brance, as Co-Agents and the financial institrtuions a party to the Credit Agreement./1/

   10.5 Stock Purchase Agreement dated as of July 31, 1997 by and among the Company and the Investors named therein as amended on September 19, 1997./1/

   10.6        -        Share Repurchase Agreement dated as of July 31, 1997 by
                        and between the Company and Snyder Oil Corporation/1/ as amended and restated on September 19, 1997* and as amended as of October 15, 1997* and amended by letter agreement dated October 21, 1997.*

   10.7        -        Employment Agreement dated July 31, 1997 by and between
                        the Company and Thomas J. Edelman./1/

10.8          -         Management Stock Purchase Agreement dated as of
                        September 4, 1997 by and among the Company and certain
                        Management Investors./1/

10.9          -         Restricted Stock Agreement dated as of September 4, 1997
                        by and among the Company and certain Management
                        Investors./1/

10.10         -         Transition Agreement dated as of October 21, 1997 by and
                        between the Company and Snyder Oil Corporation./1/

27.           -         Financial Data Schedule.*
___________________

       /1/Incorporated herein by reference to the Exhibits to the Company's Amendment No. 3 to Form S-3 as filed with the Securities Exchange Commission on October 10, 1997. (Registration No. 333-32671)

       *Filed herewith.


(b) No reports on Form 8-K were filed by Registrant during the quarter ended September 30, 1997.

                                   SIGNATURES



          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        PATINA OIL & GAS CORPORATION



                                    By  /s/ David J. Kornder
                                        ---------------------------------------
                                        David J. Kornder, Vice President and
                                        Chief Financial Officer

October 28, 1997