Form 10-K405
period 1997-12-31
PATINA OIL & GAS CORP
filed 1998-02-27
CIK 1006264

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                            ----------------------

                                   FORM 10-K
(Mark one)
[X]              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 1997

                                    OR
[_]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
              For the transaction period from_______ to _________

                        Commission file number 1-14344
                            ----------------------

                         PATINA OIL & GAS CORPORATION
            (Exact name of registrant as specified in its charter)

                   Delaware                             75-2629477
         (State or other jurisdiction of              (IRS Employer
         incorporation or organization)            Identification No.)

                   1625 Broadway                           80202
                  Denver, Colorado                      (Zip Code)
         (Address of principal executive offices)

       Registrant's telephone number, including area code (303) 389-3600

    Title of each class             Name of each exchange on which registered
-----------------------------    -----------------------------------------------
Common Stock, $.01 par value                 New York Stock Exchange
7.125% Convertible Preferred
Stock, $.01 par value                        New York Stock Exchange
Common Stock Warrants                        New York Stock Exchange

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

[X] Yes         [ ] No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the 15,049,115 shares of voting stock held by non-affiliates of the registrant, based upon the closing sale price of the common stock on February 20, 1998 of $7.00 per share as reported on the New York Stock Exchange, was $105,343,000. Shares of common stock held by each officer and director and by each person who owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     As of February 20, 1998, the registrant had 16,221,925 shares of common stock outstanding.

                      DOCUMENT INCORPORATED BY REFERENCE
     Part III of the report is incorporated by reference to the Registrant's definitive Proxy Statement relating to its Annual Meeting of Stockholders, which will be filed with the Commission no later than April 30, 1998

================================================================================

                         PATINA OIL & GAS CORPORATION

                          Annual Report on Form 10-K
                               December 31, 1997

                                    PART I

ITEM 1.  BUSINESS

GENERAL

     Patina Oil & Gas Corporation ("Patina" or the "Company") is an independent energy company engaged in the acquisition, development, exploitation and production of oil and natural gas in the Wattenberg Field ("Wattenberg" or "Field") of Colorado's Denver-Julesburg Basin ("D-J Basin"). The Company was formed in early 1996 to hold the Wattenberg assets of Snyder Oil Corporation ("SOCO") and to facilitate the acquisition of Gerrity Oil & Gas Corporation ("Gerrity" or the "Gerrity Acquisition") in May 1996. After the Gerrity Acquisition, SOCO owned 14,000,000 or approximately 74% of the Company's common shares. The amounts and results of operations of the Company for periods prior to the Gerrity Acquisition include the historical amounts and results of SOCO's Wattenberg operations.

     In October 1997, the Company effectuated a series of transactions which eliminated SOCO's ownership in the Company. The transactions included: (i) the sale by SOCO of 10.9 million common shares of its Patina stock to the public in a secondary offering, (ii) the repurchase and retirement by the Company of SOCO's remaining common shares, (iii) the sale by the Company of $40.0 million of 8.50% convertible preferred stock and 160,000 common shares to certain institutional investors and (iv) the purchase of $3.0 million of common shares and the grant of 496,250 restricted common shares, net of forfeitures, to certain officers and key managers of the Company. As a result of these transactions, SOCO no longer has any ownership in the Company.

     From its inception, the Company has focused on consolidating its properties, developing an efficient organization, reducing costs and improving operations. During 1997, the Company's revenues were $100.3 million and net cash provided by operations was $68.6 million. The Company used its operating cash flow along with proceeds from the preferred stock offering and management stock purchase in October 1997 to reduce indebtedness by $51.2 million and repurchase $32.8 million of its equity securities, while investing $17.0 million in the further development of its properties during the year.

     At December 31, 1997, the Company had $376.9 million of assets and 357.5 Bcfe of proved reserves. The reserves had an estimated pretax present value of $320.0 million based on unescalated prices and costs in effect on that date. Approximately 72% of the reserves by volume were natural gas and over 98% of the pretax present value was attributable to proved developed reserves. The Company operates almost 90% of the roughly 3,500 producing wells in which it holds an interest, representing 98% of its producing reserves. At December 31, 1997, the Company had 239 proved undeveloped drilling locations, 487 recompletion and 50 restimulation ("refrac") opportunities included in total proved reserves. During 1997, production averaged 104.6 MMcfe per day. Based on year-end 1997 reserves, the Company has a reserve life index of 9.4 years.

     Patina is one of the largest producers in Wattenberg and currently accounts for over 30% of the total production from the Field. Wattenberg, a major onshore producing basin with total cumulative production in excess of three trillion cubic feet of natural gas equivalents since its discovery in 1970, is located approximately 35 miles northeast of Denver and stretches over portions of Adams, Boulder and Weld Counties in Colorado. One of the most attractive features of Wattenberg is that there are up to eight potentially productive formations throughout the field ranging in depths from 2,000 to 8,000 feet. Three of the formations, the Codell, the Niobrara and the J-sand, are "blanket" zones in the area of the Company's holdings, while other formations, such as the Sussex and the Shannon are more localized. The existence of several pay sands within the geological structure allows for multiple completions within a single wellbore, keeping drilling and operating costs low. In recent years, the Codell and Niobrara formations have been the primary drilling objective in Wattenberg, although the Company has successfully recompleted shallower formations such as the Sussex.

     Since 1986, the Company and its predecessors have grown through a series of acquisitions in combination with the further exploitation and development of its properties. The Company and its predecessors have completed more than 65 acquisitions having an aggregate purchase price of over $450 million. In the past five years, the Company has expended approximately $350 million on development projects including the drilling of 1,400 wells and the recompletion or refrac of more than 400 wells. During 1997, the Company successfully drilled 28 wells, was in the process of drilling an additional three wells at year-end, recompleted 81 wells and refraced 21 wells at a total cost of approximately $17.0 million. Management believes that the Company's sizable asset base and cash flow, along with its low production costs and efficient operating structure, provide it with a competitive advantage in Wattenberg and in certain analogous basins. The Company seeks to maximize the value its oil and natural gas properties by increasing production and recoverable reserves through the implementation of operational improvements, workovers, multi-zone recompletions, refracs and the drilling of new development wells. Given management's expertise in acquisitions and the advantages set forth above, the Company believes it is in an excellent position to pursue further consolidation in Wattenberg and to acquire reserves in other basins where it has or can develop a competitive advantage.

BUSINESS STRATEGY

     The Company plans to increase its reserves, production and cash flows in a cost-efficient manner primarily through: (i) selectively pursuing consolidation and acquisition opportunities in existing and future core areas; (ii) efficiently controlling operating and overhead expenses; (iii) operating its properties in order to enhance production through well workovers, development activity and operational improvements; (iv) utilizing improved exploitation and development techniques to maximize the value of its properties; and (v) developing a strong financial position that affords the Company the financial flexibility to execute its business strategy.

     The Company intends to pursue further consolidation and exploitation opportunities in Wattenberg. In addition, management intends to simultaneously pursue low-risk acquisitions of producing reserves in other U.S. basins where the Company's economies of scale, focused operations and operating expertise give it a competitive advantage in pursuing further consolidation and acquisition opportunities.

PRODUCTION, REVENUE AND PRICE HISTORY

     The following table sets forth information regarding net production of oil and natural gas, revenues and operating expenses attributable to such production, average sales prices and other production information for each of the years in the five year period ended December 31, 1997. Note: The financial and operating information reflect the acquisition of Gerrity by the Company in May 1996.

                                               December 31,
                             ------------------------------------------------
                               1993      1994      1995      1996      1997
                             --------  --------  --------  --------  --------
                                  (Dollars in thousands, except prices and
                                             per Mcfe information)
Production
  Oil (MBbl)...............     1,224     1,829     1,342     1,688     1,889
  Gas (MMcf)...............    21,706    23,893    20,981    23,947    26,863
  MMcfe (a)................    29,050    34,872    29,034    34,074    38,194

Revenues
  Oil......................   $19,429   $27,151   $22,049  $ 34,541   $37,197
  Gas (b)..................    45,125    40,598    28,024    47,644    62,342
                              -------   -------   -------  --------  --------
     Subtotal..............    64,554    67,749    50,073    82,185    99,539
  Other....................       311        73        29     1,003       794
                              -------   -------   -------   -------  --------
     Total.................    64,865    67,822    50,102    83,188   100,333
                              -------   -------   -------   -------  --------

Direct operating expenses
  Lease operating expenses.     4,956     3,662     5,387     8,866    11,735
  Production taxes.........     3,971     4,448     3,480     5,653     7,055
                              -------   -------   -------   -------  --------
     Total.................     8,927     8,110     8,867    14,519    18,790
                              -------   -------   -------   -------  --------

Direct operating margin....   $55,938   $59,712   $41,235   $68,669  $ 81,543
                              =======   =======   =======   =======  ========

Average sales price (c)
  Oil (Bbl)................   $ 15.87   $ 14.84   $ 16.43   $ 20.47  $  19.70
  Gas (Mcf) (b)............      2.08      1.70      1.34      1.99      2.32
  Mcfe (a).................      2.22      1.94      1.73      2.41      2.61

Average direct operating
  expense/Mcfe.............      0.31      0.23      0.31      0.43     0.49
Average production
  margin/Mcfe..............      1.91      1.71      1.42      1.99     2.12
------------------------------

(a) Oil production is converted to natural gas equivalents (Mcfe) at the rate of one barrel to six Mcf.
(b)  Sales of natural gas liquids are included in gas revenues.
(c) The Company's average net wellhead prices in December 1997 approximated $2.35 per Mcf of gas and $17.25 per barrel of oil.

MARKETING

     The Company's oil and natural gas production is principally sold to end users, marketers, refiners and other purchasers having access to natural gas pipeline facilities near its properties, and the ability to truck oil to local refineries or oil pipelines. The marketing of oil and natural gas can be affected by a number of factors that are beyond the Company's control and which cannot be accurately predicted. The Company does not believe, however, that the loss of any of its customers would have a long-term material adverse effect on its operations.

     Natural Gas. Wattenberg natural gas is high in heating content (BTUs) and must be processed in order to strip natural gas liquids ("NGLs") before residue gas is sold to utilities, independent marketers and end users through both intrastate and interstate pipelines. The Company utilizes two separate arrangements to gather, process and market its natural gas production. Approximately 30% of the Company's natural gas production is sold to Duke Energy Field Services ("Duke Energy") at the wellhead under percentage of proceeds contracts. Pursuant to this type of contract, the Company receives a fixed percentage of the proceeds from the sale of its residue gas and NGLs by Duke Energy. Substantially all of the Company's remaining natural gas production is dedicated for gathering to either Duke Energy or KN Front Range Gathering Company ("KN") and is then processed at plants owned by Duke Energy or Amoco Production Company ("Amoco"). Under this arrangement, the Company retains the right to market its share of residue gas at the tailgate of the plant and sells it under seasonal spot market arrangements along the front range of Colorado or transports the gas to Midwest markets under transportation agreements. NGLs are sold by the processor and the Company receives payment net of applicable processing fees.

     A portion of the natural gas gathered by KN is processed by Amoco at the Wattenberg Processing Plant under a favorable contract that not only provides payment for a percentage of the NGLs stripped from the natural gas, but also redelivers to the tailgate the same amount of MMBTU's as was delivered to the plant under a "keepwhole" arrangement. This agreement remains in effect until December 2012.

     Oil. Oil production is principally sold to refiners, marketers and other purchasers who truck oil to local refineries or pipelines. The price is generally based on a local market posting for oil and is adjusted for transportation costs and quality. Amoco has the right to purchase oil produced from certain of the Company's properties.

COMPETITION

     The oil and natural gas industry is highly competitive. The Company encounters competition from other oil and natural gas companies in all of its operations, including the acquisition of drilling prospects and producing properties. Patina competes for the acquisition of oil and natural gas properties with numerous entities, including major oil companies, other independent oil and natural gas concerns and individual producers and operators. Many competitors have financial and other resources substantially greater than those of the Company. The ability of the Company to increase reserves in the future will be dependent on its ability to select and acquire suitable producing properties and prospects for future development and exploration.

TITLE TO PROPERTIES

     Title to the Company's oil and natural gas properties is subject to royalty, overriding royalty, carried and other similar interests and contractual arrangements customary in the oil and natural gas industry, to liens incident to operating agreements and for current taxes not yet due and other comparatively minor encumbrances.

     As is customary in the oil and natural gas industry, only a perfunctory investigation as to ownership is conducted at the time undeveloped properties believed to be suitable for drilling are acquired. Prior to the commencement of drilling on a tract, a detailed title examination is conducted and curative work is performed with respect to known significant title defects.

REGULATION

     Regulation of Drilling and Production. The Company's operations are affected by political developments, and by federal, state and local laws and regulations. Legislation and administrative regulations relating to the oil and natural gas industry are periodically changed for a variety of political, economic and other reasons. Numerous federal, state and local departments and agencies issue rules and regulations binding on the oil and natural gas industry, some of which carry substantial penalties for failure to comply. The regulatory burden on the oil and natural gas industry increases the Company's cost of doing business, decreases flexibility in the timing of operations and may adversely affect the economics of capital projects.

     In the past, the federal government has regulated the prices at which oil and natural gas could be sold. Prices of oil and natural gas sold by the Company are not currently regulated. In recent years, the Federal Energy Regulatory Commission ("FERC") has taken significant steps to increase competition in the sale, purchase, storage and transportation of natural gas. FERC's regulatory programs allow more accurate and timely price signals from the consumer to the producer and, on the whole, have helped natural gas become more responsive to changing market conditions. To date, the Company believes it has not experienced any material adverse effect as the result of these initiatives. Nonetheless, increased competition in natural gas markets can and does add to price volatility and inter-fuel competition, which increases the pressure on the Company to manage its exposure to changing conditions and position itself to take advantage of changing market forces.

     State statutes govern exploration and production operations, conservation of oil and natural gas resources, protection of the correlative rights of oil and natural gas owners and environmental standards. State Commissions implement their authority by establishing rules and regulations requiring permits for drilling, reclamation of production sites, plugging bonds, reports and other matters. Colorado, where the Company's properties are located, amended its statute concerning oil and natural gas development in 1994 to provide the Colorado Oil and Gas Conservation Commission (the "COGCC") with enhanced authority to regulate oil and natural gas activities to protect public health, safety and welfare, including the environment. Several rule makings pursuant to these statutory changes have been undertaken by the COGCC concerning groundwater protection, soil conservation and site reclamation, setbacks in urban areas and other safety concerns, and financial assurance for industry obligations in these areas. To date, these rule changes have not adversely affected operations of the Company, as the COGCC is required to enact cost-effective and technically feasible regulations, and the Company has been an active participant in their development. However, there can be no assurance that, in the aggregate, these and other regulatory developments will not increase the cost of conducting operations in the future.

     In Colorado, a number of city and county governments have enacted oil and natural gas regulations. These ordinances increase the involvement of local governments in the permitting of oil and natural gas operations, and require additional restrictions or conditions on the conduct of operations so as to reduce their impact on the surrounding community. Accordingly, these local ordinances have the potential to delay and increase the cost of drilling and recompletion operations.

     Environmental Regulation. Operations of the Company are subject to numerous laws and regulations governing the discharge of materials into the environment or otherwise relating to environmental protection. The Company currently owns or leases numerous properties that have been used for many years for natural gas and oil production. Although the Company believes that it and previous owners have utilized operating and disposal practices that were standard in the industry at the time, hydrocarbons or other wastes may have been disposed of or released on or under the properties owned or leased by the Company. In connection with its most significant acquisitions, the Company has performed environmental assessments and found no material environmental noncompliance or clean-up liabilities requiring action in the near or intermediate future. Such environmental assessments have not, however, been performed on all of the Company's properties.

     The Company operates its own exploration and production waste management facilities, which enable it to treat, bioremediate and otherwise dispose of tank sludges, contaminated soil and produced water generated from the Company's operations. There can be no assurance, that these facilities, or other commercial disposal facilities utilized by the Company from time to time, will not give rise to environmental liability in the future. To date, expenditures for the Company's environmental control facilities and for remediation of production sites have not been significant to Patina. The Company believes, however, that the trend toward stricter standards in environmental legislation and regulations will continue and could have a significant adverse impact on the Company's operating costs, as well as on the oil and natural gas industry in general.

OFFICE AND OPERATIONS FACILITIES

     The Company, a Delaware corporation, leases its principal executive offices at 1625 Broadway, Denver, Colorado 80202. The lease covers approximately 29,000 square feet and has a remaining term of four years, expiring in November 2001. The monthly rent is approximately $39,000. The Company also own a 6,000 square foot production facility in Platteville, Colorado and 6,000 square feet of office space in Brighton, Colorado. These facilities are used to support the Company's Wattenberg Field operations. The Company also owns a 15,000 square foot office building in Evans, Colorado which is currently held for sale.

EMPLOYEES

     On December 31, 1997, the Company employed 163 people, including 103 that work in the Company's various field offices, none of whom are represented by a labor union. The Company believes its relationship with its employees is satisfactory.

DIRECTORS AND EXECUTIVE OFFICERS

     The following table sets forth certain information about the officers and directors of the Company:


              NAME                AGE        POSITION
              ----                ---        --------
         Thomas J. Edelman....... 47         Chairman of the Board, President
                                             and Chief Executive Officer
         Brian J. Cree........... 34         Executive Vice President and
                                             Chief Operating Officer, Director
         Keith M. Crouch......... 51         Senior Vice President and General
                                             Counsel
         Ronald E. Dashner....... 45         Senior Vice President, Operations
         David J. Kornder........ 37         Vice President and Chief
                                             Financial Officer
         David R. Macosko........ 36         Vice President
         Terry L. Ruby........... 39         Vice President
         David W. Siple.......... 38         Vice President
         Arnold L. Chavkin....... 46         Director
         Robert J. Clark......... 53         Director
         Jay W. Decker........... 45         Director
         Thomas R. Denison....... 37         Director
         Elizabeth K. Lanier..... 46         Director
         Alexander P. Lynch...... 45         Director

____________________

     THOMAS J. EDELMAN has served as Chairman of the Board, President and Chief Executive Officer of the Company since its formation. He co-founded SOCO and was
its President from 1981 through February 1997.   From 1980 to 1981, he was with
The First Boston Corporation and from 1975 through 1980, with Lehman Brothers Kuhn Loeb Incorporated. Mr. Edelman received his Bachelor of Arts Degree from Princeton University and his Masters Degree in Finance from Harvard University's Graduate School of Business Administration. Mr. Edelman serves as Chairman of Lomak Petroleum, Inc., and is a Director of Petroleum Heat & Power Co. Inc., Star Gas Corporation, Weatherford Enterra, Inc. and Paradise Music & Entertainment, Inc. Mr. Edelman is also a Trustee of The Hotchkiss School.

     BRIAN J. CREE has served as Executive Vice President, Chief Operating Officer and Director of the Company since May 1996. Prior to the Gerrity Acquisition, he served as Chief Operating Officer and Director of Gerrity since 1993. From 1992 to 1993, Mr. Cree served as Senior Vice President - Operations and Chief Accounting Officer of Gerrity. Prior to that, Mr. Cree served as Vice President of Gerrity and its predecessor since 1989 and served in various accounting capacities with that company from 1987 to 1990. Prior to that, Mr. Cree was employed as an accountant with the public accounting firm of Deloitte, Haskins & Sells. Mr. Cree received his Bachelor of Arts Degree in Accounting from the University of Northern Iowa.

     KEITH M. CROUCH has served as Senior Vice President and General Counsel of the Company since May 1996. Prior to the Gerrity Acquisition, he was a Vice President of Gerrity commencing in 1993 and was appointed a Director in 1994. From 1992 to 1993, Mr. Crouch served as Corporate Counsel to Gerrity. Prior to joining Gerrity, Mr. Crouch was in private practice with the law firms of Gorsuch, Kirgis, Campbell, Walker and Grover; Kirkland & Ellis and Pendleton, Friedberg, Wilson and Hennessey. Mr. Crouch received Bachelor of Arts and Juris Doctor Degrees from the University of Colorado.

     RONALD E. DASHNER has served as Senior Vice President, Operations of the Company since its formation. He joined SOCO in 1994 and served as Operations Manager of SOCO's D-J Basin/Greater Green River Unit. In late 1995 he was appointed Vice President - Rocky Mountain Division. From 1991 to 1994, Mr. Dashner was Onshore Gulf Coast Operations Manager for Enron Oil & Gas Company. From 1980 through 1990, Mr. Dashner held various positions with TXO Production Corp., including Drilling & Production Manager - Rocky Mountain District and Assistant District Manager - East Texas District. From 1978 to 1980, he was employed by Davis Oil Company in Engineering and Operations. From 1975 to 1978, he was employed by Chevron in the Drilling, Production and Construction Department. Mr. Dashner received his Bachelor of Science Degree in Civil Engineering from Colorado State University.

     DAVID J. KORNDER has served as Vice President and Chief Financial Officer of the Company since May 1996. Prior to the Gerrity Acquisition, he served as a Vice President - Finance of Gerrity beginning in early 1993. From 1989 through 1992, Mr. Kornder was an Assistant Vice President for Gillett Group Management, Inc. Prior to that, Mr. Kornder was an accountant with the independent accounting firm of Deloitte & Touche for five years. Mr. Kornder received his Bachelor of Arts Degree in Accounting from Montana State University.

     DAVID R. MACOSKO has served as a Vice President of the Company since May 1996. Prior to the Gerrity Acquisition, he served as a Vice President of Gerrity from 1994. From 1989 to 1992, Mr. Macosko held various accounting positions with Gerrity and served as Operations Coordinator from 1992 to 1994. From 1985 to 1989, Mr. Macosko was employed by PanCanadian Petroleum Company as the supervisor of revenue and expenditure accounting. Mr. Macosko received his Bachelor of Science Degree in Accounting from West Virginia University.

     TERRY L. RUBY has served as a Vice President of the Company since May 1996. Prior to the Gerrity Acquisition, Mr. Ruby served as a senior landman of Gerrity beginning in 1992 and was appointed Vice President - Land in 1995. Prior to his employment with Gerrity, Mr. Ruby worked for Apache Corporation from 1990 to 1992, and for Baker Exploration Company from 1982 to 1989. Mr. Ruby received his Bachelor of Science Degree in Minerals Land Management from the University of Colorado and his M.B.A. from the University of Denver.

     DAVID W. SIPLE has served as a Vice President of the Company since May 1996. He joined SOCO's land department in 1994 and was appointed Land Manager of SOCO in 1995. From 1990 through May 1994, Mr. Siple was the Land Manager of Gerrity. From 1981 through 1989, Mr. Siple was employed by PanCanadian Petroleum Company in the Land Department. Mr. Siple received his Bachelor of Science Degree in Minerals Land Management from the University of Colorado.

     ARNOLD L. CHAVKIN has served as a Director of the Company since October 1997. Mr. Chavkin is a General Partner at Chase Capital Partners. Chase Capital Partners is a General Partner of Chase Venture Capital Associates, L.P. Before assuming such position, Mr. Chavkin was a member of Chemical Bank's merchant banking group and, prior to that, a generalist in its corporate finance group specializing in mergers and acquisitions and private placements for the energy industry. Prior to that, Mr. Chavkin worked in corporate development for Freeport McMoRan, and held various positions with Gulf and Western Industries. Mr. Chavkin is a Certified Public Accountant. He received his Bachelor of Arts and M.B.A. degrees from Columbia University. Mr. Chavkin is also a director of American Radio Systems, Inc., Bell Sports, Reading & Bates Corporation and Wireless One, Inc.

     ROBERT J. CLARK has served as a Director of the Company since May 1996. Mr. Clark is the President of Bear Paw Energy Inc., a wholly owned subsidiary of TransMontaigne Oil Company. Mr. Clark formed a predecessor company Bear Paw Energy Inc. in 1995 and joined TransMontaigne in 1996 when TransMontaigne acquired a majority interest in the predecessor company. From 1988 to 1995 he was President of SOCO Gas Systems, Inc. and Vice President - Gas Management for SOCO. Mr. Clark was Vice President Gas Gathering, Processing and Marketing of Ladd Petroleum Corporation, an affiliate of General Electric from 1985 to 1988. Prior to 1985, Mr. Clark held various management positions with NICOR, Inc. and its affiliate NICOR Exploration, Northern Illinois Gas and Reliance Pipeline Company. Mr. Clark received his Bachelor of Science Degree from Bradley University and his M.B.A. from Northern Illinois University.

     JAY W. DECKER has served as a Director of the Company since May 1996. Mr. Decker has been the Executive Vice President and a Director of Hugoton Energy Corporation, a public independent oil company since 1995. From 1989 until its merger into Hugoton Energy, Mr. Decker was the President and Chief Executive Officer of Consolidated Oil & Gas, Inc., a private independent oil company based in Denver, Colorado and President of a predecessor company. Prior to 1989, Mr. Decker served as Vice President - Operations for General Atlantic Energy Company and in various capacities for Peppermill Oil Company, Wainoco Oil & Gas and Shell Oil Company. Mr. Decker received his Bachelor of Science Degree in Petroleum Engineering from the University of Wyoming. Mr. Decker also serves as a Director of FX Energy.

     THOMAS R. DENISON has served as a Director of the Company since January 1998. Mr. Denison is a Managing Director and the General Counsel of First Reserve Corporation. He joined the firm in January 1998 and opened its Denver. Prior to joining First Reserve, he was a partner in the international law firm of Gibson, Dunn & Crutcher LLP, a firm which he joined in 1986 as an associate. Mr. Denison received his Bachelor of Science degree in Business Administration from the University of Denver and his Juris Doctor from the University of Virginia. Mr. Denison also serves on the board of directors of Phoenix Energy Services.

     ELIZABETH K. LANIER has served as a Director of the Company since January 1998. Mrs. Lanier has served as Vice President and Chief of Staff of Cinergy Corp since 1996. She is a member of the Management Committee, Operating Committee and Strategy Committee and a Cinergy Foundation Trustee. Mrs. Lanier is responsible for Information Technology, Real Estate, Facilities, Corporate and Office Services, Technology Integration (R&D), Community Affairs, Shareholder Relations, Corporate Records and Diversity Performance. Mrs. Lanier received her Bachelor of Arts Degree with honors from Smith College in 1973 and her law degree from Columbia Law School in 1977 where she was a Harlan Fiske Stone Scholar. Mrs. Lanier was awarded an Honorary Doctorate of Technical Letters by Cincinnati Technical College in 1991 and an Honorary Doctorate of Letters in 1995 from the College of Mt. St. Joseph. From 1982 to 1996 she was a Partner in the Corporate and Litigation Departments of Frost & Jacobs a law firm in Cincinnati, Ohio. From 1977 to 1982 she was with the law firm of Davis Polk & Wardwell in New York City. She is Chair of the Ohio Board of Regents.

     ALEXANDER P. LYNCH has served as a Director of the Company since May 1996. Mr. Lynch is currently a General Partner of The Beacon Group, a private investment and financial advisory firm. Mr. Lynch had been Co-President and Co-Chief Executive Officer of The Bridgeford Group, a financial advisory firm, since 1995. From 1991 to 1994, he served as Senior Managing Director of Bridgeford. From 1985 until 1991, Mr. Lynch was a Managing Director of Lehman Brothers, a division of Shearson Lehman Brothers Inc. Mr. Lynch received his Bachelor of Arts Degree from the University of Pennsylvania and his M.B.A. from the Wharton School of Business at the University of Pennsylvania. Mr. Lynch also serves as a Director of Illinois Central Corporation and Lincoln Snacks Company.

ITEM 2. PROPERTIES

GENERAL

     The Company's reserves are concentrated in the Wattenberg Field within the D-J Basin of north central Colorado. Discovered in 1970, the Field is located approximately 35 miles northeast of Denver and stretches over portions of Adams, Boulder and Weld counties in Colorado. One of the most attractive features of Wattenberg is the presence of several productive formations. In a section only 4,500 feet thick, there are up to eight potentially productive formations. Three of the formations, the Codell, Niobrara and J-Sand, are considered "blanket" zones in the area of the Company's holdings, while others, such as the D-Sand, Dakota and the shallower Shannon, Sussex and Parkman, are more localized. Although referred to as a "formation" or "sand," many such formations actually are comprised of more than one rock strata. For example, the Niobrara has three separate and distinct bodies or "benches" with potential hydrocarbon development. The presence of several prospective zones tends to reduce the risk of a dry hole. The following chart lists the formations present in Wattenberg:

                             PRODUCING FORMATIONS

                                                        Approximate
                Formation                                  Depth
                ---------                                  -----
                                                           (feet)
                Parkman.................................   3,600
                Sussex..................................   4,500
                Shannon.................................   4,800
                Niobrara................................   7,000
                Codell..................................   7,300
                D-Sand..................................   7,500
                J-Sand..................................   7,800
                Dakota..................................   8,000

     At December 31, 1997, the Company had working interests in 3,305 gross (2,985 net) producing oil and natural gas wells in the D-J Basin and held royalty interests in an additional 195 producing wells. As of December 31, 1997, estimated proved reserves totaled 357.5 Bcfe, including 17.0 million barrels of oil and 255.6 Bcf of gas.

PROVED RESERVES

     The following table sets forth estimated year-end net proved reserves for the three years ended December 31, 1997.

                                               December 31,
                                        --------------------------
                                         1995      1996      1997
                                        -------   -------  -------
                Oil (MBbl)
                       Developed.....     6,955    15,799   14,594
                       Undeveloped...       466     6,676    2,382
                                        -------   -------  -------
                             Total...     7,421    22,475   16,976
                                        =======   =======  =======

                Natural gas (MMcf)
                       Developed.....   133,088   242,777  232,058
                       Undeveloped...     5,769    53,882   23,577
                                        -------   -------  -------
                             Total...   138,857   296,659  255,635
                                        =======   =======  =======

                Total MMcfe..........   183,383   431,509  357,491
                                        =======   =======  =======

     The following table sets forth for the year ended December 31, 1997, pretax future net revenues from the production of proved reserves and the pretax present value discounted at 10% of such revenues, net of estimated future capital costs, including estimated costs of $19.5 million in 1998.

                                            December 31, 1997
                                    ---------------------------------
                                    Developed  Undeveloped    Total
                                    ---------  ------------  --------
                                             (In thousands)
         1998....................... $ 60,832      $(5,418)  $ 55,414
         1999.......................   55,926       (2,346)    53,580
         2000.......................   51,313       (1,953)    49,360
         Remainder..................  354,696       38,327    393,023
                                     --------      -------   --------
            Total................... $522,767      $28,610   $551,377
                                     ========      =======   ========

         Pretax PW 10% Value (a).... $314,920      $ 5,082   $320,002
                                     ========      =======   ========

------------------
(a) The after tax present value discounted at 10% of the proved reserves totaled $276.3 million at year-end 1997.

     The quantities and values in the preceding tables are based on prices in effect at December 31, 1997, which averaged $17.25 per barrel of oil and $2.35 per Mcf of gas. Price declines decrease reserve values by lowering the future net revenues attributable to the reserves and reducing the quantities of reserves that are recoverable on an economic basis. Price increases have the opposite effect. A significant decline in the prices of oil or natural gas could have a material adverse effect on the Company's financial condition and results of operations.

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

     The present values shown should not be construed as the current market value of the reserves. The quantities and values shown in the preceding tables are based on average oil and natural gas prices in effect on December 31, 1997. Subsequent to year-end, oil prices have fallen. The value of the Company's assets is in part dependent on the prices the Company receives for oil and natural gas, and a significant decline in the price of oil or gas could have a material adverse effect on the Company's financial condition and results of operations. The 10% discount factor used to calculate present value, which is specified by the Securities and Exchange Commission (the "SEC"), is not necessarily the most appropriate discount rate, and present value, no matter what discount rate is used, is materially affected by assumptions as to timing of future production, which may prove to be inaccurate. For properties operated by the Company, expenses exclude Patina's share of overhead charges. In addition, the calculation of estimated future net revenues does not take into account the effect of various cash outlays, including, among other things general and administrative costs and interest expense.

     There are numerous uncertainties inherent in estimating quantities of proved reserves and in projecting future rates of production and timing of development expenditures. The data in the above tables represent estimates only. Oil and natural gas reserve engineering must be recognized as a subjective process of estimating underground accumulations of oil and natural gas that cannot be measured in an exact way, and estimates of other engineers might differ materially from those shown above. The accuracy of any reserve estimate is a function of the quality of available data and engineering and geological interpretation and judgment. Results of drilling, testing and production after the date of the estimate may justify revisions. Accordingly, reserve estimates are often materially different from the quantities of oil and natural gas that are ultimately recovered.

     The proved oil and natural gas reserves and future revenues as of December 31, 1997 were audited by Netherland, Sewell & Associates Inc. ("NSAI"). Since January 1, 1997, the Company has filed Department of Energy Form EIA-23, "Annual Survey of Oil and Gas Reserves," as required by operators of domestic oil and gas properties. There are differences between the reserves as reported on Form EIA-23 and reserves as reported herein. Form EIA- requires that operators report on total proved developed reserves for operated wells only and that the reserves be reported on a gross operated basis rather than on a net interest basis.

PRODUCING WELLS

The following table sets forth certain information at December 31, 1997 relating to the producing wells in which the Company owned a working interest. The Company also held royalty interests in 195 producing wells at such date. The Company had 147 wells (144 net) shut in at December 31, 1997. The Company's average working interest in all wells was 90%. Wells are classified as oil or natural gas wells according to their predominant production stream.

            Principal                           Gross            Net
        Production Stream                       Wells           Wells
        -----------------                       -----           -----
    Oil.......................................  2,698           2,477
    Natural gas...............................    607             508
                                                -----           -----
           Total..............................  3,305           2,985
                                                =====           =====

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

                                1995            1996            1997
                                ----            ----            ----
Productive
    Gross...................... 25.0            12.0            28.0
    Net........................ 24.1            12.0            28.0
Dry
    Gross......................  0.0             0.0             1.0
    Net........................  0.0             0.0             1.0

     At December 31, 1997, 3.0 gross (3.0 net) development wells were in progress.

ACREAGE

     The following table sets forth certain information at December 31, 1997 relating to Wattenberg acreage held by the Company. Undeveloped acreage is acreage held under lease, permit, contract or option that is not in a spacing unit for a producing well, including leasehold interests identified for development or exploratory drilling. Developed acreage is acreage assigned to producing wells.

                              Gross       Net
                              -----       ---
     Developed.............. 175,000    136,000
                             =======    =======

     Undeveloped............  99,000     86,000
                             =======    =======

ITEM 3.  LEGAL PROCEEDINGS

     In March 1996, a complaint was filed in the Court of Chancery for the State of Delaware against Gerrity and each of its directors, Brickell Partners v. Gerrity Oil & Gas Corporation, C.A. No. 14888 (Del. Ch.). The complaint alleges that the "action is brought (a) to restrain defendants from consummating the Gerrity Acquisition which will benefit the holders of Gerrity's common stock at the expense of the holders of Gerrity's preferred stock and (b) to obtain a declaration that the terms of the proposed Gerrity Acquisition constitute a breach of the contractual rights of the preferred." The complaint sought, among other things, certification as a class action on behalf of all holders of Gerrity's preferred stock, a declaration that the defendants have committed an abuse of trust and have breached their fiduciary and contractual duties, an injunction enjoining the Gerrity Acquisition and money damages. In April 1996, the defendants were granted an indefinite extension of time in which to answer the complaint and no answer had been filed by February 1997. In February 1997, the attorney for the plaintiff filed a Status Report with the court stating "Case has been mooted. Plaintiff is preparing an application for counsel fees." No fee application was filed. In November 1997, the plaintiff filed an amended complaint. The amended complaint realleges the substance of the original complaint and includes an allegation that the defendants coerced the holders of the Gerrity preferred stock into exchanging their stock for the 7.125% Preferred Stock of the Company. The amended complaint also alleges the defendants participated in a scheme to eliminate the outstanding Gerrity preferred by forcing the exchange of those shares for shares of the Company's preferred in October 1996. The amended complaint seeks rescission of the transactions described in the complaint or money damages if rescission is impractical. On January 5, 1998, defendants filed a motion to dismiss the amended complaint. No further action has been taken with respect to the case. Defendants believe that the amended complaint is without merit and intend to vigorously defend against this action. At this time, the Company is unable to estimate the range of potential loss, if any, from this uncertainty. However, the Company believes the resolution of this uncertainty should not have a material adverse effect upon the Company's financial position, although an unfavorable outcome in any reporting period could have a material adverse effect on results for that period.

     The Company is a party to various other lawsuits incidental to its business, none of which are anticipated to have a material adverse impact on its financial position or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The following matters were submitted for a vote of security holders during the fourth quarter of 1997:

     On October 17, 1997, a Special Meeting of the Company's common stockholders was held. All four proposals, as summarized below, were voted on and approved by the shareholders. For a complete description of the proposals and the vote tabulation, see Item 4 of the Company's Form 10-Q for the quarter ended, September 30, 1997.

     (i) The sale by SOCO of 10.9 million common shares of its Patina stock to the public in a secondary offering at $9.875 per share.

     (ii) The repurchase and retirement by the Company of the remaining 3.0 million common shares from SOCO at $9.332 per share.

     (iii) The sale by the Company of $40.0 million of 8.50% convertible preferred stock and the issuance of 160,000 common shares to certain institutional investors.

     (iv) The purchase of $3.0 million of common shares issued by the Company at $9.875 per share and the grant of 500,000 restricted common shares to certain officers and key managers of the Company.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SECURITY HOLDER MATTERS

     The Company's Common Stock, $12.50 Warrants and 7.125% Preferred Stock are listed on the New York Stock Exchange ("NYSE") under the symbols "POG", "POGWT" and "POGPr", respectively. Such listings became effective in May 1996. The 8.50% Preferred Stock was privately placed and does not trade publicly. The following table sets forth the range of high and low closing prices as reported on the NYSE Composite Tape.

                                       Common Stock       Warrants         Preferred Stock
                                      --------------   --------------    ------------------
                                       High     Low     High     Low      High        Low
                                      ------   -----   -----    -----    ------      ------
1996
----
 Second Quarter (from May 3, 1996)..  $ 8.25   $6.13   $2.38    $1.25    $24.50      $22.25
 Third Quarter......................    7.38    6.75    1.63     1.00     26.00       23.00
 Fourth Quarter.....................    9.50    7.00    2.38     1.00     30.25       25.50

1997
----
 First Quarter......................   10.50    8.63    2.88     1.50     31.75       29.50
 Second Quarter.....................    9.50    8.00    1.88     1.25     29.75       28.00
 Third Quarter......................    9.94    8.00    2.25     1.13     32.38       27.75
 Fourth Quarter.....................   10.31    6.88    2.56     1.25     33.00       27.50


     On February 20, 1998, the closing prices of the Common Stock, Warrants and the 7.125% Preferred Stock were $7.00, $1.38 and $28.00, respectively. As of December 31, 1997, there were approximately 160 holders of record of the common stock and 16.5 million shares outstanding.

     Dividend Policy. The Board of Directors of the Company declared its first quarterly dividend on its common stock in the fourth quarter of 1997 at a rate of one cent per share payable to holders of record on December 15, 1997. The dividend was paid on December 31, 1997. Prior to the fourth quarter of 1997, the Company had not declared dividends on its common stock. The Company currently plans to continue to declare and pay future dividends on its common stock. The amounts thereof will depend upon the Company's earnings, financial condition, capital requirements and other factors deemed relevant by the Board of Directors. Under the terms of its current bank Credit Agreement, the Company, as of December 31, 1997, has $15.9 million available for dividends it can declare on its common stock.

ITEM 6.  SELECTED FINANCIAL DATA

     The following table presents selected historical financial data of the Company as of or for each of the years in the five year period ended December 31, 1997. Future results may differ substantially from historical results because of changes in oil and natural gas prices, production declines and other factors. This information should be read in conjunction with the financial statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations, presented elsewhere herein.
Note: The financial statements reflect the Gerrity Acquisition by the Company in May 1996.

                                                   As of or for the Year Ended December 31,
                                             ----------------------------------------------------
                                               1993       1994       1995       1996       1997
                                             --------   --------   --------   --------   --------
                                                    (In thousands except per share data)
STATEMENT OF OPERATIONS DATA
Revenues...................................  $ 64,865   $ 67,822   $ 50,102   $ 83,188   $100,333
Expenses
 Direct operating..........................     8,927      8,110      8,867     14,519     18,790
 Exploration...............................       573        784        416        224        131
 General and administrative................     6,982      7,484      5,974      6,151      7,154
 Interest and other........................     2,362      3,869      5,476     14,304     16,038
 Depletion, depreciation and amortization..    25,190     43,036     32,591     44,822     49,076
 Impairment of oil and gas properties......         -          -          -          -     26,047
                                             --------   --------   --------   --------   --------
   Total expenses..........................    44,034     63,283     53,324     80,020    117,236
                                             --------   --------   --------   --------   --------
Income (loss) before taxes.................    20,831      4,539     (3,222)     3,168    (16,903)
Provision  (benefit ) for income taxes.....     7,291      1,589     (1,128)      (394)         -
                                             --------   --------   --------   --------   --------
Net income (loss)..........................  $ 13,540   $  2,950   $ (2,094)  $  3,562   $(16,903)
                                             ========   ========   ========   ========   ========
   Net income (loss) per
       common share........................     $0.97      $0.21     $(0.15)     $0.08     $(1.11)
                                             ========   ========   ========   ========   ========

Weighted average shares outstanding........    14,000     14,000     14,000     17,796     18,324

Cash dividends per common share............     $0.00      $0.00      $0.00      $0.00      $0.01

BALANCE SHEET DATA
 Current assets............................  $ 14,725   $ 11,083   $  9,611   $ 27,587   $ 31,068
 Oil and gas properties, net...............   181,170    234,821    214,594    398,640    342,833
 Total assets..............................   195,895    246,686    224,521    430,233    376,875
 Current liabilities.......................    23,735     23,838      9,611     26,572     30,297
 Debt......................................    60,857     79,333     75,000    197,594    146,435
 Stockholders' equity......................    92,865    115,846    113,663    196,236    188,441

CASH FLOW DATA
 Net cash provided by operations...........  $ 38,882   $ 47,690   $ 18,407   $ 52,996   $ 68,645
 Net cash used by investing................   (97,573)   (96,378)   (21,060)    (9,796)   (18,801)
 Net cash realized (used) by financing.....    58,691     48,688      2,653    (38,047)   (43,388)

     The following table sets forth unaudited summary financial results on a quarterly basis for the two most recent years.

                                                              1996
                                            --------------------------------------
                                             First     Second    Third     Fourth
                                            --------  --------  --------  --------
(In thousands, except per share data)

Revenues................................... $10,654   $19,456   $23,097   $ 29,981
Direct operating expenses..................   1,955     3,446     4,161      4,957
Depletion, depreciation and amortization...   6,967    11,756    13,232     12,867
Net income (loss)..........................    (732)   (1,129)     (669)     6,092
Net income (loss) per common share.........   (0.05)    (0.10)    (0.07)      0.28


                                                              1997
                                            --------------------------------------
                                             First     Second    Third     Fourth
                                            --------  --------  --------  --------
(In thousands, except per share data)

Revenues................................... $29,486   $22,854   $21,703   $ 26,290
Direct operating expenses..................   4,975     4,347     4,185      5,283
Depletion, depreciation and amortization...  12,428    12,348    11,487     12,813
Impairment of oil and gas properties.......       -         -         -     26,047
Net income (loss)..........................   6,256       828       799    (24,786)
Net income (loss) per common share.........    0.29      0.01      0.01      (1.55)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     In May 1996, the Company acquired Gerrity Oil & Gas Corporation ("Gerrity"). The acquisition was accounted for as a purchase. Accordingly, the results of operations since the Gerrity Acquisition reflect the impact of the purchase.

     Comparison of 1997 results to 1996. Total revenues for 1997 increased to $100.3 million from $83.2 million, representing an increase of 21% from the prior year. The revenue increase was due to the higher production associated with the Gerrity Acquisition and improved product prices. Exclusive of the Gerrity Acquisition, revenues would have decreased. The net loss for 1997 was $16.9 million compared to net income of $3.6 million in 1996. The net loss was primarily attributed to the $26.0 million impairment of oil and gas properties. Exclusive of the non-cash impairment, the Company would have recognized $9.1 million of net income in 1997.

     Average daily production for 1997 was 5,174 barrels and 73.6 MMcf (104.6 MMcfe), increases of 12% and 12%, respectively. The production increases resulted solely from the Gerrity Acquisition. Exclusive of the Gerrity Acquisition, average daily production would have declined due to the Company's limited development schedule and expected initial declines on the large number of wells drilled and completed in 1994 and early 1995. However, successful production enhancement and development programs have substantially reduced the expected decline in production. There were 28 wells and 102 recompletions and refracs placed on production in 1997 compared to 12 wells and 90 recompletions in 1996. In the future, a decrease in production is expected unless development activity is substantially increased or acquisitions are consummated. The decision to increase development activity is heavily dependent on the prices being received for production.

     Average oil prices decreased from $20.47 per barrel in 1996 to $19.70 in 1997. Average natural gas prices increased from $1.99 per Mcf in 1996 to $2.32 in 1997. The average oil price includes hedging gains in 1997 of $297,000 or $.16 per barrel. The increase in average natural gas prices was primarily the result of the 35% increase in the average CIG index in 1997 from 1996 and the Company's ability to realize Mid-Continent pricing for a significant portion of its natural gas production during the winter months. The average natural gas
price for 1997 includes hedging gains of $2.0 million or $.07 per Mcf.   Direct
operating expenses totaled $18.8 million or $0.49 per Mcfe in 1997 compared to $14.5 million or $0.43 per Mcfe in the prior year. The increase in operating expenses was primarily attributed to focusing more attention on enhancing production through increased well workovers and more effective production methods and the increase in production taxes as a result of higher average product prices.

     General and administrative expenses, net of third party reimbursements, for 1997 totaled $7.2 million, a 16% increase from 1996. The increase was attributed to the expensing of $2.0 million related to a common stock grant awarded to the officers and key managers of the Company in October 1997. Exclusive of the non-cash stock grant expense, general and administrative expenses declined by $1.0 million or 16%, due to continued efficiencies realized as a result of the Gerrity Acquisition. Prior to the Gerrity Acquisition, the Company did not have its own employees. Employees, office space, furniture, fixtures and equipment were provided by SOCO. SOCO allocated estimated general and administrative expenses to the Company.

     Interest and other expenses were $16.0 million in 1997 compared to $14.3 million in 1996. Interest expense increased as a result of the higher average outstanding debt levels and interest rates as a result of the Gerrity Acquisition. The Company's average interest rate for 1997 was 9.6% compared to 9.3% in the prior year. This increase was due primarily to the 11.75% Senior Subordinated Notes due July 15, 2004 (the "Notes") assumed by the Company in the
Gerrity Acquisition in May 1996.   These Notes were outstanding for all of 1997
compared to only eight months of 1996.

     Depletion, depreciation and amortization expense for 1997 totaled $49.1 million, an increase of $4.3 million or 9% from 1996. Depletion expense totaled $46.2 million for 1997 compared to $41.3 million for 1996. The depletion rate for 1996 and 1997 averaged $1.21 per Mcfe. The increase in expense resulted from higher oil and natural gas production as a result of the Gerrity
Acquisition.   Depreciation and amortization expense for 1997 totaled $2.9 million, or $.08 per Mcfe compared to $3.5 million or $.10 per Mcfe in 1996. Amortization expense consists primarily of the expensing of a noncompete agreement entered into as part of the Gerrity Acquisition of $2.6 million in 1996 and $2.5 million in 1997. In the fourth quarter of 1997, management determined that the noncompete agreement had no remaining value and expensed the remaining book value.

     Impairment of oil and gas properties expense for 1997 totaled $26.0 million. The impairment was the result of applying Statement of Financial Accounting Standards No. 121 ("SFAS 121"), "Accounting for the Impairment of Long Lived Assets." In applying this statement, the Company determined that the estimated future cash flows (undiscounted and without interest charges) expected to result from use of these assets, largely proven undeveloped drilling locations, and their disposition was less than the carrying amount (book value) of these assets and, accordingly, recorded an impairment. The impairment primarily resulted from lower oil and natural gas prices at year-end.

     Comparison of 1996 results to 1995. Total revenues for 1996 were $83.2 million, an increase of $33.1 million from 1995. The amount represents an increase of 66% as compared to the prior year period. The revenue increase was due to the effect of the Gerrity Acquisition, improved product prices in 1996 and includes other revenue of $1.0 million primarily attributable to oil marketing income. Exclusive of the Gerrity Acquisition, revenues would have decreased by $3.5 million or 7%. Net income for 1996 was $3.6 million compared to a net loss of $2.1 million in 1995. The increase in net income was primarily attributed to a significant increase in average oil and natural gas prices received, offset by an increase in interest expense and depletion, depreciation and amortization.

     Average daily production in 1996 was 4,612 barrels and 65.4 MMcf (or 93.1 MMcfe), increases of 26% and 14%, respectively. The production increases resulted solely from the Gerrity Acquisition. Exclusive of the Gerrity Acquisition, average daily production would have declined by 1,165 barrels and
18.3 MMcf due to the Company's reduced capital expenditures and expected production declines on the large number of wells drilled and completed in 1994 and early 1995. There were 88 wells placed on production in 1995 compared to 12 wells in 1996.

     Average oil prices increased to $20.47 per barrel compared to $16.43 in 1995. Average natural gas prices increased from $1.34 per Mcf in 1995 to $1.99 in 1996. The average oil price for 1996 included hedging losses of $841,000 or $.50 per barrel. The increase in natural gas prices was primarily the result of prior year production being marketed under term arrangements which were based on Rocky Mountain region pricing (which was depressed) whereas the 1996 production benefited from several factors. A portion of these term arrangements expired during 1996, which allowed the production to be sold at local spot prices which had increased as a result of higher demand and declining production in the D-J Basin. In addition, enhanced marketing efforts combined with higher natural gas liquids prices contributed to the overall price increase. Direct operating expenses increased to $14.5 million or $0.43 per Mcfe in 1996 compared to $8.9 million or $0.31 in 1995. The increase in operating expenses was primarily attributed to the Company's focus on enhancing production through performing well workovers on existing properties and the overall increase in production taxes as a result of the higher average oil and natural gas prices.

     General and administrative expenses, net of third party reimbursements, for 1996 were $6.2 million, a 3% increase over 1995. The increase was the result of the Gerrity Acquisition partially offset by reductions in allocated costs from SOCO during the first four months of 1996. Prior to the Gerrity Acquisition, the Company did not have its own employees. Employees, office space, furniture, fixtures and equipment were provided by SOCO. SOCO allocated estimated general and administrative expenses to the Company.

     Interest and other expense was $14.3 million in 1996 compared to $5.5 million in 1995. Interest expense increased as a result of higher average outstanding debt levels as a result of the Gerrity Acquisition. The Company's average interest rate for 1996 climbed to 9.3% compared to 7.0% in 1995. This increase was due primarily to the Notes which were assumed by the Company as part of the Gerrity Acquisition.

     Depletion, depreciation and amortization expense for 1996 totaled $44.8 million, an increase of $12.2 million, or 38% over 1995. The increase resulted from the higher production and an increased depletion, depreciation and amortization rate of $1.32 per Mcfe compared to $1.12 in 1995. The primary cause for the increased rate was a downward revision in reserve quantities due to proved undeveloped reserves being classified as uneconomic at year-end 1995 prices and the inclusion of the amortization of a noncompete agreement entered into in conjunction with the Gerrity Acquisition. The amortization of a noncompete agreement of $2.6 million in 1996 resulted in an increase of $0.08 in the depletion, depreciation and amortization rate per Mcfe.

DEVELOPMENT, ACQUISITION AND EXPLORATION

     During 1997, the Company incurred $19.4 million in capital expenditures. Development expenditures totaled $17.0 million as the Company has gradually
increased its development activity.   During 1997, the Company successfully
drilled 28 wells, was in the process of drilling an additional three wells at year end, recompleted 81 wells and refraced 21 wells. The Company anticipates incurring development expenditures of approximately $21.0 million in 1998.

FINANCIAL CONDITION AND CAPITAL RESOURCES

     At December 31, 1997, the Company had $376.9 million of assets. Total capitalization was $334.9 million, of which 56% was represented by stockholders' equity, 15% by senior debt and 29% by subordinated debt. During 1997, net cash provided by operations was $68.6 million, as compared to $53.0 million in 1996. As of December 31, 1997, there were no significant commitments for capital expenditures. The Company anticipates that 1998 expenditures for development drilling and recompletion activity will approximate $21.0 million, which, based on current projections, will allow for a reduction of indebtedness, provide funds to pursue acquisitions or additional security repurchases. The level of these and other future expenditures is largely discretionary, and the amount of funds devoted to any particular activity may increase or decrease significantly, depending on available opportunities and market conditions. The Company plans to finance its ongoing development, acquisition and exploration expenditures using internal cash flow, proceeds from asset sales and borrowings under its bank Credit Agreement. In addition, joint ventures or future public and private offerings of debt or equity securities may be utilized.

     Prior to May 1996, SOCO financed all of the Company's activities. A portion of such financing was considered to be an investment by SOCO in the Company with the remaining portion being considered debt payable to SOCO. In May 1996, the $75.0 million debt payable to SOCO was repaid in full. The Company does not have any outstanding debt with SOCO and does not expect SOCO to provide any additional funding.

     The Company entered into an amended Credit Agreement in April 1997. The Credit Agreement consists of a revolving credit facility in an aggregate amount up to $140.0 million. The amount available under the revolving credit facility is adjusted semiannually and equaled $100.0 million at December 31, 1997, with $49.0 million outstanding at that time.

     The Credit Agreement contains certain financial covenants, including but not limited to, a maximum total debt to capitalization ratio, a maximum total debt to EBITDA ratio, a minimum current ratio and various other negative covenants that could limit the Company's ability to incur other debt, consummate acquisitions, dispose of assets, pay dividends or repurchase securities. Borrowings under the Credit Agreement mature in 2000, but may be prepaid at anytime. The Company has periodically negotiated extensions of the Credit Agreement; however, there is no assurance the Company will be able to do so in the future. The Company had a restricted payment basket of $15.9 million as of December 31, 1997, which allows the Company to repurchase common stock, preferred stock and warrants and pay dividends on its common stock.

     The Company had $97.4 million of 11.75% Senior Subordinated Notes due July 15, 2004 outstanding as of December 31, 1997. The Notes have been reflected in the accompanying financial statements at a book value of 105.875% of their principal amount ($92.0 million of principal amount outstanding as of December 31, 1997). The Notes are redeemable at the option of the Company, in whole or in part, at any time on or after July 15, 1999 at 105.875% of their principal amount. The Notes are unsecured general obligations of the Company and are subordinated to all senior indebtedness of the Company and to any existing and future indebtedness of the Company's subsidiaries.

     In October 1997, the common shareholders approved each of the proposals to effectuate a series of transactions which eliminated SOCO's majority ownership in the Company. The transactions included: (i) the sale by SOCO of 10.9 million common shares of its Patina stock to the public in a secondary offering at $9.875 per share, (ii) the repurchase and retirement by the Company of the remaining 3.0 million common shares from SOCO at $9.332 per share, (iii) the sale by the Company of $40.0 million of 8.50% convertible preferred stock and the issuance of 160,000 common shares to certain institutional investors and
(iv) the purchase of $3.0 million of common shares issued by the Company at $9.875 per share and the grant of 496,250 restricted common shares, net of forfeitures, to certain officers and key managers of the Company. The stock grant generally vests over a four year period. As a result of these transactions, SOCO no longer has any ownership in the Company.

     The Company from time to time enters into arrangements to monetize its
Section 29 tax credits. These arrangements result in revenue increases of approximately $0.40 per Mcf on production volumes from qualified Section 29 properties. As a result of such arrangements, the Company recognized additional natural gas revenues of $2.0 million, $1.5 million and $1.8 million during 1995, 1996 and 1997, respectively. These arrangements are expected to increase revenues through 2002.

     The Company's primary cash requirements will be to finance acquisitions, development expenditures, repayment of indebtedness, and general working capital needs. However, future cash flows are subject to a number of variables, including the level of production and oil and natural gas prices, and there can be no assurance that operations and other capital resources will provide cash in sufficient amounts to maintain planned levels of capital expenditures or that increased capital expenditures will not be undertaken.

     The Company believes that available borrowings under the Credit Agreement and the Company's cash on hand will be sufficient to cover its working capital, capital expenditures, planned development activities and debt service requirements for the next 18 months. In connection with consummating any significant acquisition, the Company will require additional debt or equity financing, which may not be available on terms that are acceptable to the Company.

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

     Statements that are not historical facts contained in this report are forward-looking statements that involve risks and uncertainties that could cause actual results to differ from projected results. Such statements address activities, events or developments that the Company expects, believes, projects, intends or anticipates will or may occur, including such matters as future capital, development and exploration expenditures (including the amount and nature thereof), drilling of wells, reserve estimates (including estimates of future net revenues associated with such reserves and the present value of such future net revenues), future production of oil and natural gas, business strategies, expansion and growth of the Company's operations, cash flow and anticipated liquidity, prospect development and property acquisition, obtaining financial or industry partners for prospect or program development, or marketing of oil and natural gas. Factors that could cause actual results to differ materially ("Cautionary Disclosures") are described, among other places, in the Marketing, Competition, and Regulation sections in this Form 10-K and under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations." Without limiting the Cautionary Disclosures so described, Cautionary Disclosures include, among others: general economic conditions, the market price of oil and natural gas, the risks associated with exploration, the Company's ability to find, acquire, market, develop and produce new properties, operating hazards attendant to the oil and natural gas business, uncertainties in the estimation of proved reserves and in the projection of future rates of production and timing of development expenditures, the strength and financial resources of the Company's competitors, the Company's ability to find and retain skilled personnel, climatic conditions, labor relations, availability and cost of material and equipment, environmental risks, the results of financing efforts, and regulatory developments. All written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Disclosures. The Company disclaims any obligation to update or revise any forward-looking statement to reflect events or circumstances occurring hereafter or to reflect the occurrence of anticipated or unanticipated events.

YEAR 2000 ISSUES

     The Company is aware of the issues associated with the programming code in many existing computer systems as the millennium approaches. The "Year 2000" problem is pervasive; virtually every computer operation may be affected in some way by the rollover of the two digit year value to 00. The risk is that computer systems will not properly recognize sensitive information when the year changes to 2000. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail, resulting in business interruption.

     The Company is currently being provided certain computer processing services by SOCO through September 1998. The Company is in the process of purchasing and converting to its own upgraded in-house computer system. In conjunction with this process, the Company is taking steps to identify, correct or reprogram and test its existing systems for Year 2000 compliance. It is anticipated that all new systems, upgrades and reprogramming efforts will be completed by mid 1998, allowing adequate time for testing. As such, management believes the Year 2000 issues can be mitigated without a significant potential effect on the Company's financial position. However, given the complexity of the Year 2000 issue, there can be no assurance that the Company will be able to address the problem without costs and uncertainties that might affect future financial results or cause reported financial information not to be necessarily indicative of future operating results or future financial condition.

INFLATION AND CHANGES IN PRICES

     While certain of its costs are affected by the general level of inflation, factors unique to the oil and natural gas industry result in independent price fluctuations. Over the past five years, significant fluctuations have occurred in oil and natural gas prices. Although it is particularly difficult to estimate future prices of oil and natural gas, price fluctuations have had, and will continue to have, a material effect on the Company.

     The following table indicates the average oil and natural gas prices received over the last five years and highlights the price fluctuations by quarter for 1996 and 1997. Average price computations exclude hedging gains and losses and other nonrecurring items to provide comparability. Average prices per Mcfe indicate the composite impact of changes in oil and natural gas prices. Oil production is converted to natural gas equivalents at the rate of one barrel per six Mcf.

                                               Average Prices
                                ------------------------------------------
                                                 Natural        Equivalent
                                   Oil             Gas             Mcf
                                ---------       ---------       ----------
                                (Per Bbl)       (Per Mcf)       (Per Mcfe)
                Annual
                ------
                1993........... $15.87            $2.08           $2.22
                1994...........  14.84             1.70            1.94
                1995...........  16.43             1.34            1.73
                1996...........  20.47             1.99            2.41
                1997...........  19.54             2.25            2.55

                Quarterly
                ---------
                1996
                ----
                First.......... $18.31            $1.55           $1.96
                Second.........  20.24             1.60            2.13
                Third..........  19.92             1.83            2.29
                Fourth.........  22.35             2.78            3.07

                1997
                ----
                First.......... $21.79            $2.63           $2.93
                Second.........  19.09             1.85            2.26
                Third..........  18.53             1.92            2.26
                Fourth.........  18.80             2.61            2.76

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                 PAGE
                                                                 ----
PATINA OIL & GAS CORPORATION

 Report of Independent Public Accountants......................  F-2

 Consolidated Balance Sheets as of December 31, 1996 and 1997..  F-3

 Consolidated Statements of Operations for the years ended
  December 31, 1995, 1996 and 1997.............................  F-4

 Consolidated Statements of Changes in Stockholders' Equity
  for the years ended December 31, 1995, 1996 and 1997.........  F-5

 Consolidated Statements of Cash Flows for the years ended
  December 31, 1995, 1996 and 1997.............................  F-6

Notes to Consolidated Financial Statements.....................  F-7

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Stockholders of
Patina Oil & Gas Corporation:

We have audited the accompanying consolidated balance sheets of Patina Oil & Gas Corporation (a Delaware corporation) and subsidiaries as of December 31, 1996 and 1997, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Patina Oil & Gas Corporation and subsidiaries as of December 31, 1996 and 1997, and results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.



Fort Worth, Texas,                               ARTHUR ANDERSEN LLP
February 17, 1998

                         PATINA OIL & GAS CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                                (IN THOUSANDS)

                                                               DECEMBER 31,
                                                          ---------------------
                                                            1996         1997
                                                          ---------   ---------
                                    ASSETS
Current assets
   Cash and equivalents                                   $   6,153   $  12,609
   Accounts receivable                                       19,977      15,307
   Inventory and other                                        1,457       3,152
                                                          ---------   ---------
                                                             27,587      31,068
                                                          ---------   ---------
Oil and gas properties, successful efforts method           559,072     575,508
   Accumulated depletion, depreciation and amortization    (160,432)   (232,675)
                                                          ---------   ---------
                                                            398,640     342,833
                                                          ---------   ---------

Gas facilities and other                                      6,421       5,930
   Accumulated depreciation                                  (4,917)     (3,807)
                                                          ---------   ---------
                                                              1,504       2,123
                                                          ---------   ---------

Other assets, net                                             2,502         851
                                                          ---------   ---------
                                                          $ 430,233   $ 376,875
                                                          =========   =========

                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
   Accounts payable                                       $  15,063   $  20,451
   Accrued liabilities                                       11,509       9,846
                                                          ---------   ---------
                                                             26,572      30,297
                                                          ---------   ---------

Senior debt                                                  94,500      49,000
Subordinated notes                                          103,094      97,435
Other noncurrent liabilities                                  9,831      11,702

Commitments and contingencies

Stockholders' equity
   Preferred Stock, $.01 par, 5,000,000 shares
      authorized, 1,593,608 and 3,094,363 shares
      issued and outstanding                                     16          31
   Common Stock, $.01 par, 40,000,000 shares
      authorized, 18,886,932 and 16,450,425 shares
      issued and outstanding                                    189         165
   Capital in excess of par value                           194,066     208,525
   Deferred compensation                                         -       (1,828)
   Retained earnings (deficit)                                1,965     (18,452)
                                                          ---------   ---------
                                                            196,236     188,441
                                                          ---------   ---------
                                                          $ 430,233   $ 376,875
                                                          =========   =========

 The accompanying notes are an integral part of these statements.

                         PATINA OIL & GAS CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS EXCEPT PER SHARE DATA)

                                                   YEAR ENDED DECEMBER 31,
                                             -----------------------------------
                                               1995          1996         1997
                                             --------      --------     --------
Revenues
  Oil and gas sales                          $ 50,073      $ 82,185     $ 99,539
  Other                                            29         1,003          794
                                             --------      --------     --------
                                               50,102        83,188      100,333
                                             --------      --------     --------

Expenses
  Direct operating                              8,867        14,519       18,790
  Exploration                                     416           224          131
  General and administrative                    5,974         6,151        7,154
  Interest and other                            5,476        14,304       16,038
  Depletion, depreciation and amortization     32,591        44,822       49,076
  Impairment of oil and gas properties              -             -       26,047
                                             --------      --------     --------
Income (loss) before taxes                     (3,222)        3,168      (16,903)
                                             --------      --------     --------

Provision (benefit) for income taxes
  Current                                           -             -            -
  Deferred                                     (1,128)         (394)           -
                                             --------      --------     --------
                                               (1,128)         (394)           -
                                             --------      --------     --------

Net income (loss)                            $ (2,094)     $  3,562     $(16,903)
                                             ========      ========     ========

Net income (loss) per common share           $  (0.15)     $   0.08     $  (1.11)
                                             ========      ========     ========

Weighted average shares outstanding             14,000       17,796       18,324
                                             =========     ========     ========

       The accompanying notes are an integral part of these statements.

                         PATINA OIL & GAS CORPORATION

                     CONSOLIDATED STATEMENTS OF CHANGES IN
                             STOCKHOLDERS' EQUITY
                                (IN THOUSANDS)



                                        Preferred Stock      Common Stock     Capital in                                 Retained
                                        ---------------    ---------------    Excess of    Investment     Deferred       Earnings
                                        Shares   Amount    Shares   Amount    Par Value    By Parent    Compensation    (Deficit)
                                        ------   ------    ------   ------    ----------   ----------   ------------    ---------
Balance, December 31, 1994                   -   $    -    14,000   $  140    $       -    $ 115,706    $          -    $       -

Credit in lieu of taxes                      -        -         -        -            -        1,107               -            -

Change in investment by parent               -        -         -        -            -       (1,196)              -            -

Net  loss                                    -        -         -        -            -       (2,094)              -            -
                                        ------   ------    ------   ------    ---------    ---------    ------------    ---------

Balance, December 31, 1995                   -        -    14,000      140            -      113,523               -            -

Credit in lieu of taxes                      -        -         -        -            -          171               -            -

Change in investment by parent               -        -         -        -            -       (7,514)              -            -

Net  loss through the Merger date            -        -         -        -            -         (532)              -            -

Merger                                   1,205       12     6,000       60      194,291     (105,648)              -            -

Issuance of common                           -        -         4        -           27            -               -            -

Repurchase of common and warrants            -        -    (1,117)     (11)      (9,722)           -               -            -

Issuance of preferred                      389        4         -        -        9,470            -               -            -

Preferred dividends                          -        -         -        -            -            -               -       (2,129)

Net income subsequent to the Merger          -        -         -        -            -            -               -        4,094
                                        ------   ------    ------   ------    ---------    ---------    ------------    ---------

Balance, December 31, 1996               1,594       16    18,887      189      194,066            -               -        1,965

Repurchase of common and preferred        (126)      (1)   (3,101)     (31)     (32,723)           -               -            -

Issuance of common                           -        -       664        7        7,958            -          (1,828)           -

Issuance of preferred                    1,600       16         -        -       38,516            -               -            -

Preferred dividends and accretion           26        -         -        -          708            -               -       (3,346)

Common dividends                             -        -         -        -            -            -               -         (168)

Net loss                                     -        -         -        -            -            -               -      (16,903)
                                        ------   ------    ------   ------    ---------    ---------    ------------    ---------

Balance, December 31, 1997               3,094   $   31    16,450   $  165    $ 208,525    $       -    $     (1,828)   $ (18,452)
                                        ======   ======    ======   ======    =========    =========    ============    =========

       The accompanying notes are an integral part of these statements.

                         PATINA OIL & GAS CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)


                                                                                         YEAR ENDED DECEMBER 31,
                                                                           -----------------------------------------------
                                                                             1995               1996                1997
                                                                           --------            -------           ---------
Operating activities
  Net income (loss)                                                        $ (2,094)           $ 3,562           $ (16,903)
  Adjustments to reconcile net income (loss) to net
    cash provided by operations
      Exploration expense                                                       416                224                 131
      Depletion, depreciation and amortization                               32,591             44,822              49,076
      Impairment of oil and gas properties                                        -                  -              26,047
      Deferred compensation expense                                               -                  -               1,987
      Deferred taxes                                                         (1,128)              (394)                  -
      Amortization of deferred credits                                       (2,025)              (605)                  -
      Gain on sale of other assets                                                -                  -                (338)
      Changes in current and other assets and liabilities
        Decrease (increase) in
          Accounts receivable                                                 1,472             (1,057)              4,548
          Inventory and other                                                     -                338                (213)
        Increase (decrease) in
          Accounts payable                                                  (10,902)            (4,249)              5,639
          Accrued liabilities                                                    77              4,844              (1,248)
          Other liabilities                                                       -              5,511                 (81)
                                                                           --------            -------           ---------
      Net cash provided by operations                                        18,407             52,996              68,645
                                                                           --------            -------           ---------

Investing activities
  Acquisition, development and exploration                                  (21,842)            (8,532)            (19,831)
  Gerrity Acquisition expenditures, net of cash acquired                          -             (2,375)                  -
  Sale of oil and gas properties                                                782              1,111               1,030
                                                                           --------            -------           ---------
      Net cash used by investing                                            (21,060)            (9,796)            (18,801)
                                                                           --------            -------           ---------

Financing activities
  Increase (decrease) in payable/debt to SOCO                                 1,011            (80,466)                  -
  Increase (decrease) in indebtedness                                             -             72,863             (51,159)
  Deferred credits                                                            2,838                814               2,005
  Decrease in investment by SOCO                                             (1,196)            (7,514)                  -
  Issuance of preferred stock                                                     -                  -              39,432
  Issuance of common stock                                                        -                  -               2,795
  Cost of common stock and preferred issuance                                     -            (11,882)               (900)
  Repurchase of common stock and warrants                                         -             (9,733)            (28,946)
  Repurchase of preferred stock                                                   -                  -              (3,809)
  Preferred dividends                                                             -             (2,129)             (2,638)
  Common dividends                                                                -                  -                (168)
                                                                           --------            -------           ---------
      Net cash realized (used) by financing                                   2,653            (38,047)            (43,388)
                                                                           --------            -------           ---------

Increase in cash                                                                  -              5,153               6,456
Cash and equivalents, beginning of period                                     1,000              1,000               6,153
                                                                           --------            -------           ---------
Cash and equivalents, end of period                                        $  1,000            $ 6,153           $  12,609
                                                                           ========            =======           =========

       The accompanying notes are an integral part of these statements.

                           PATINA OIL & GAS CORPORATION

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1) ORGANIZATION AND NATURE OF BUSINESS

     Patina Oil & Gas Corporation (the "Company" or "Patina"), a Delaware corporation, was incorporated in January 1996 to hold the assets and operations of Snyder Oil Corporation ("SOCO") in the Wattenberg Field and to facilitate the acquisition of Gerrity Oil & Gas Corporation ("Gerrity"). Previously, SOCO's Wattenberg operations had been conducted through SOCO or its wholly owned subsidiary, SOCO Wattenberg Corporation ("SWAT"). On May 2, 1996, SOCO contributed the balance of its Wattenberg assets to SWAT and transferred all of the shares of SWAT to the Company in exchange for 14.0 million common shares of the Company. Immediately thereafter, Gerrity merged into another wholly owned subsidiary of the Company ("Gerrity Acquisition"). As a result of these transactions, SWAT and Gerrity became subsidiaries of the Company. In the first quarter of 1997, Gerrity was merged into the Company. The Company's operations currently consist of the acquisition, development, exploitation and production of oil and natural gas properties in the Wattenberg Field of Colorado's D-J Basin.

     The above transactions were accounted for as a purchase of Gerrity. The amounts and results of operations of the Company for periods prior to the Gerrity Acquisition reflected in these financial statements include the historical amounts and results of SOCO's Wattenberg operations. Certain amounts in the accompanying financial statements have been allocated in a reasonable and consistent manner in order to depict the historical financial position, results of operations and cash flows of the Company on a stand-alone basis prior to the Gerrity Acquisition.

     In October 1997, the common shareholders approved each of the proposals to effectuate a series of transactions which eliminated SOCO's majority ownership in the Company. The transactions included: (i) the sale by SOCO of 10.9 million common shares of its Patina stock to the public in a secondary offering at $9.875 per share, (ii) the repurchase and retirement by the Company of the remaining 3.0 million common shares from SOCO at $9.332 per share, (iii) the sale by the Company of $40.0 million of 8.50% convertible preferred stock and the issuance of 160,000 common shares to certain institutional investors and
(iv) the purchase of $3.0 million of common shares issued by the Company at $9.875 per share and the grant of 496,250 restricted common shares, net of forfeitures, to certain officers and key managers of the Company. The stock grant generally vests over a four year period. As a result of these transactions, SOCO no longer has any ownership in the Company.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Producing Activities

     The Company utilizes the successful efforts method of accounting for its oil and natural gas properties. Consequently, leasehold costs are capitalized when incurred. Unproved properties are assessed periodically within specific geographic areas and impairments in value are charged to expense. Exploratory expenses, including geological and geophysical expenses and delay rentals, are charged to expense as incurred. Exploratory drilling costs are initially capitalized, but charged to expense if and when the well is determined to be unsuccessful. Costs of productive wells, unsuccessful developmental wells and productive leases are capitalized and amortized on a unit-of-production basis over the life of the remaining proved or proved developed reserves, as applicable. Oil is converted to natural gas equivalents (Mcfe) at the rate of one barrel to six Mcf. Amortization of capitalized costs has generally been provided over the entire Wattenberg Field as the wells are located in the same reservoirs. No accrual has been provided for estimated future abandonment costs as management estimates that salvage value will approximate such costs.

     In 1995, the Company adopted Statement of Financial Accounting Standards No. 121 ("SFAS 121"), "Accounting for the Impairment of Long-Lived Assets." SFAS 121 requires the Company to assess the need for an impairment of capitalized costs of oil and gas properties on a field-by-field basis. During 1995 and 1996, the Company did not provide for any impairments. During 1997, the Company recorded an impairment of $26.0 million to oil and gas properties based on discounted cash flows. In applying this statement, the Company determined that the estimated future cash flows (undiscounted and without interest charges) expected to result from use of these assets, largely proven undeveloped drilling locations, and their disposition was less than the carrying amount (book value) of these assets and accordingly, recorded an impairment. The impairment primarily resulted from lower year-end oil and natural gas prices. Changes in the underlying assumptions or the amortization units could result in additional impairments in the future.

Other Assets

     Other assets reflect the value assigned to a noncompete agreement entered into as part of the Gerrity Acquisition. The value of this noncompete agreement had been fully amortized at December 31, 1997. Amortization expense for the years ended December 31, 1996 and 1997 was $2.6 million and $2.5 million, respectively. In the fourth quarter of 1997, management determined that there was no remaining value with respect to this noncompete agreement, and accordingly, amortized the remaining book value. Included in Other assets is $850,000 of notes receivable from certain officers and key managers of the Company. See Note (9).

Section 29 Tax Credits

     The Company from time to time enters into arrangements to monetize its
Section 29 tax credits. These arrangements result in revenue increases of approximately $0.40 per Mcf on production volumes from qualified Section 29 properties. As a result of such arrangements, the Company recognized additional gas revenues of $2.0 million, $1.5 million and $1.8 million during 1995, 1996 and 1997, respectively. These arrangements are expected to increase revenues through 2002.

Gas Imbalances

     The Company uses the sales method to account for gas imbalances. Under this method, revenue is recognized based on the cash received rather than the Company's proportionate share of gas produced. Gas imbalances at December 31, 1996 and 1997 were insignificant.

Financial Instruments

     The book value and estimated fair value of cash and equivalents was $6.2 million and $12.6 million at December 31, 1996 and 1997. The book value approximates fair value due to the short maturity of these instruments. The book value and estimated fair value of the Company's senior debt was $94.5 million and $49.0 million at December 31, 1996 and 1997. The fair value approximates book value given its floating rate structure. The book value of the Senior Subordinated Notes ("Subordinated Notes" or "Notes") was $97.4 million and the estimated fair value was $100.8 million at December 31, 1997. The fair value of the Notes is estimated based on their price on the New York Stock Exchange.

     From time to time, the Company enters into commodity contracts to hedge the price risk of a portion of its production. Gains and losses on such contracts are deferred and recognized in income as an adjustment to oil and gas sales revenues in the period in which the physical product to which the contracts relate, is actually sold.

     In the fourth quarter of 1997, the Company entered into various swap sales contracts with a weighted average oil price (NYMEX based) of $21.85 for contract volumes of 46,500 barrels of oil for January 1998. The unrecognized gain on these contracts totaled $195,000 based on December 31, 1997 market values. The Company realized $238,000 of income related to these swap contracts based on settlements after year end.

     In the fourth quarter of 1997, the Company entered into various CIG and PEPL index based swap sales contracts for the first quarter of 1998. The weighted average natural gas price for the CIG index based contracts is $2.19 for contract volumes of 332,000 MMBtu's of natural gas and for the PEPL index based contracts is $2.60 for contract volumes of 1,151,000 MMBtu's of natural gas. The unrecognized gains on these contracts totaled $701,000 based on December 31, 1997 market values. The Company estimates realizing $658,000 of income related to these swap contracts based on settlements after year-end and market values as of February 17, 1998.

     In the first quarter of 1998, the Company entered into various additional CIG and PEPL index based swap sales contracts for March 1998 through August 1998. The weighted average natural gas price for the CIG index based contracts is $1.70 for contract volumes of 1,840,000 MMBtu's of natural gas and for the PEPL index based contracts is $2.19 for contract volumes of 1,215,000 MMBtu's of natural gas.

Stock Options and Awards

     The Company accounts for its stock-based compensation plans under the principles prescribed by the Accounting Principles Board's Opinion No. 25 ("APB No. 25"), "Accounting for Stock Issued to Employees." Accordingly, stock options awarded under the Employee Plan and the Non-Employee Directors Plan are considered to be "noncompensatory" and do not result in recognition of compensation expense. However, the restricted stock awarded under the Restricted Stock Plan is considered to be "compensatory" and the Company recognized $2.0 million of non-cash general and administrative expenses in 1997.

Per Share Data

     The Company uses the weighted average number of shares outstanding in calculating earnings per share data. When dilutive, options and warrants are included as share equivalents using the treasury stock method and are included in the calculation of diluted per share data. Common stock issuable upon conversion of convertible preferred securities are also included in the calculation of diluted per share data if their effect is dilutive.

Supplemental Cash Flow Information

     The Company incurred the following significant non-cash items in 1997:

                                                                                     (In thousands)
     Stock grant awarded to certain officers and key managers........................   $  3,821
     Dividends and accretion - 8.50% preferred stock.................................        708
     401(k) profit sharing in common stock...........................................        453

The Company incurred the following significant non-cash items related to the Gerrity Acquisition in 1996:

                                                                                     (In thousands)
     Cash payments made for the acquisition..........................................   $ 14,257
     Senior debt assumed.............................................................     19,000
     Subordinated debt assumed.......................................................    105,805
     Minority interest in Gerrity preferred stock not exchanged at acquisition date..      9,878
     Preferred stock issued..........................................................     30,122
     Common stock and warrants issued................................................     46,750
     Other liabilities assumed.......................................................     12,423
                                                                                        --------
     Fair value of assets acquired...................................................   $238,235
                                                                                        ========

     The above cash payments made include approximately $4.9 million of costs capitalized and allocated to oil and gas properties. The above cash payments are reduced in the accompanying consolidated statements of cash flows by $2.1 million for cash acquired in the Gerrity Acquisition.

Gas facilities and other

     Depreciation of gas gathering and transportation facilities is provided using the straight-line method over the estimated useful life of 10 years. Equipment is depreciated using the straight-line method with estimated useful lives ranging from three to five years.

Risks and Uncertainties

     Historically, the market for oil and natural gas has experienced significant price fluctuations. Prices for natural gas in the Rocky Mountain region have traditionally been volatile, particularly since 1994. In large part, the price fluctuations can result from variations in weather, levels of production in the region and availability of transportation capacity to other regions of the country. Increases or decreases in prices received could have a significant impact on the Company's future results of operations.

Other

     All liquid investments with an original maturity of three months or less are considered to be cash equivalents. Certain amounts in prior period consolidated financial statements have been reclassified to conform with current classification.

     All cash payments for income taxes were made by SOCO during 1995 and through May 2, 1996, at which point the Company began paying its own taxes. The Company was charged interest by SOCO on its debt of $5.4 million and $1.6 million during 1995 and through May 2, 1996, which was reflected as an increase in debt to SOCO.

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

(3)  OIL AND GAS PROPERTIES

     The cost of oil and gas properties at December 31, 1995, 1996 and 1997, includes no significant unevaluated leasehold. Acreage is generally held for exploration, development or resale and its value, if any, is excluded from amortization. The following table sets forth costs incurred related to oil and gas properties:

                                    1995       1996       1997
                                  --------   --------   -------
                                         (IN THOUSANDS)

         Acquisition............   $   650   $218,380   $ 2,225
         Development............    12,141      8,301    17,013
         Exploration and other..       429        224       131
                                   -------   --------   -------
                                   $13,220   $226,905   $19,369
                                   =======   ========   =======

     In May 1996, the Gerrity Acquisition discussed in Note 1 was consummated. The following table summarizes the unaudited pro forma effects on the Company's financial statements assuming that the Gerrity Acquisition and the Original Exchange Offer had been consummated on January 1, 1995 and 1996. Future results may differ substantially from pro forma results due to changes in these assumptions, changes in oil and natural gas prices, production declines and other factors. Therefore, pro forma statements cannot be considered indicative of future operations (in thousands, except per share data).

                                                         YEAR ENDED DECEMBER 31,
                                                         -----------------------
                                                           1995           1996
                                                         --------       --------
         Total revenues................................  $103,962       $100,138
         Gross operating margin........................    85,654         82,420
         Depletion, depreciation and amortization......    63,383         51,662
         Net income (loss).............................    (7,338)         3,476
         Net income (loss) per common share............  $  (0.51)      $   0.03
         Weighted average shares outstanding...........    20,000         19,796


(4)  INDEBTEDNESS

     The following indebtedness was outstanding on the respective dates:

                                              DECEMBER 31,
                                        -----------------------
                                          1996            1997
                                        --------        -------
                                           (IN THOUSANDS)
         Bank facilities............... $ 94,500        $49,000
         Less current portion..........        -              -
                                        --------        -------

         Senior debt, net.............. $ 94,500        $49,000
                                        ========        =======

         Subordinated notes............ $103,094        $97,435
                                        ========        =======

     In April 1997, the Company entered into an amended bank Credit Agreement (the "Credit Agreement"). The Credit Agreement is a revolving credit facility in an aggregate amount up to $140.0 million. The amount available under the facility is adjusted semiannually and equaled $100.0 million at December 31, 1997, with $49.0 million outstanding at that time.

     The Company may elect that all or a portion of the credit facility bear interest at a rate equal to: (i) the higher of (a) prime rate plus a margin equal to 0.25% (the "Applicable Margin") or (b) the Federal Funds Effective Rate plus .5% plus the Applicable Margin, or (ii) the rate at which Eurodollar deposits for one, two, three or six months (as selected by the Company) are offered in the interbank Eurodollar market plus a margin which fluctuates from 0.625% to 1.125%, determined by a debt to EBITDA ratio. During 1997, the average interest rate under the facility approximated 6.8%.

     The Credit Agreement contains certain financial covenants, including but not limited to, a maximum total debt to capitalization ratio, a maximum total debt to EBITDA ratio and a minimum current ratio. The Credit Agreement also contains certain negative covenants, including but not limited to restrictions on indebtedness; certain liens; guaranties, speculative derivatives and other similar obligations; asset dispositions; dividends, loans and advances; creation of subsidiaries; investments; leases; acquisitions; mergers; changes in fiscal year; transactions with affiliates; changes in business conducted; sale and leaseback and operating lease transactions; sale of receivables; prepayment of other indebtedness; amendments to principal documents; negative pledge causes; issuance of securities; and non-speculative commodity hedging. Borrowings under the Credit Agreement mature in 2000, but may be prepaid at anytime. The Company has periodically negotiated extensions of the Credit Agreement; however, there is no assurance the Company will be able to do so in the future. The Company had a restricted payment basket of $15.9 million as of December 31, 1997, which allows the Company to repurchase common stock, preferred stock and warrants and pay dividends on its common stock.

     In conjunction with the Gerrity Acquisition, the Company assumed $100 million of 11.75% Senior Subordinated Notes due July 15, 2004 issued by Gerrity in 1994. Under purchase accounting, the Notes have been reflected in the accompanying financial statements at a book value of 105.875% of their principal amount. Interest is payable each January 15 and July 15. The Notes are redeemable at the option of the Company, in whole or in part, at any time on or after July 15, 1999, initially at 105.875% of their principal amount, declining to 102.938% on or after July 15, 2000, and declining to 100% on or after July 15, 2001. Upon a change of control, as defined in the Notes, the Company is obligated to make an offer to purchase all outstanding Notes at a price of 101% of the principal amount thereof. In addition, the Company would be obligated, subject to certain conditions, to make offers to purchase the Notes with the net cash proceeds of certain asset sales or other dispositions of assets at a price of 101% of the principal amount thereof. Subsequent to the Gerrity Acquisition, the Company repurchased and retired $8.0 million of the Notes, resulting in $92.0 million of principal amount of Notes outstanding, or a book value of $97.4 million in the accompanying financial statements. The Notes are unsecured general obligations of the Company and are subordinated to all senior indebtedness of the Company and to any existing and future indebtedness of the Company's subsidiaries.

     The Notes contain covenants that, among other things, limit the ability of the Company to incur additional indebtedness, pay dividends, engage in transactions with shareholders and affiliates, create liens, sell assets, engage in mergers and consolidations and make investments in unrestricted subsidiaries. Specifically, the Notes restrict the Company from incurring indebtedness (exclusive of the Notes) in excess of approximately $51.0 million, if after giving effect to the incurrence of such additional indebtedness and the receipt and application of the proceeds therefrom, the Company's interest coverage ratio is less than 2.5:1 or adjusted consolidated net tangible assets is less than 150% of the aggregate indebtedness of the Company. The Company currently meets these ratios and accordingly, is not limited in its ability to incur additional debt.

     Prior to the Gerrity Acquisition, SOCO financed all of the Company's activities. A portion of such financing was considered to be an investment by SOCO in the Company with the remaining portion being considered debt payable to SOCO. The portion considered to be debt to SOCO versus an investment by SOCO was a discretionary percentage determined by SOCO after consideration of the Company's internally generated cash flows and level of capital expenditures. Subsequent to the Gerrity Acquisition, the $75.0 million debt to SOCO was repaid in full and the Company does not expect SOCO to provide any additional funding.

     On the portion of such financing which was considered to be debt to parent, SOCO charged interest at a rate which approximated the average interest rate being paid by SOCO under its revolving credit facility ( 7.0% and 6.9% for 1995 and the four month period ended May 2, 1996, respectively).

     Scheduled maturities of indebtedness for the next five years are zero for 1998 and 1999 and $49.0 million in 2000, and zero in 2001 and 2002. The long-term portions of the credit facilities are scheduled to expire in 2000. It is management's intent to review both the short-term and long-term facilities and extend the maturities on a regular basis; however, there can be no assurance that the Company will be able to do so.

     There were no cash payments for interest expense in 1995 or in the first four months of 1996. Cash payments for interest totaled $10.5 million in the eight months ended December 31, 1996, and $16.5 million in 1997.


(5)  STOCKHOLDERS' EQUITY

     A total of 40.0 million common shares, $.01 par value, are authorized of which 16.5 million were issued and outstanding at December 31, 1997. The Company issued 6.0 million common shares and 3.0 million five year common stock warrants exercisable at $12.50 (which expire in May 2001), in exchange for all of the outstanding stock of Gerrity upon consummation of the Gerrity Acquisition. Subsequent to the acquisition date, the Company has repurchased 4,217,200 shares of common stock (including the 3.0 million common shares repurchased from SOCO in conjunction with the redistribution of SOCO's majority ownership in October 1997), 125,682 shares of 7.125% preferred stock, 500,000 warrants issued to Gerrity's former chief executive officer, and 80,549 five year common stock warrants for total consideration of $42.5 million. Prior to the fourth quarter of 1997, no dividends had been paid on common stock. A cash dividend of one cent per common share was declared and paid in December 1997.

     A total of 5.0 million preferred shares, $.01 par value, are authorized. At December 31, 1997, the Company had two separate issues of preferred stock outstanding consisting of 1,467,926 shares of 7.125% preferred and 1,626,437 shares of 8.50% preferred.

     In May 1996, 1.2 million shares of the Company's 7.125% preferred stock were issued to certain Gerrity preferred shareholders electing to exchange their preferred shares (the "Original Exchange Offer"). Thus there were no proceeds received related to this issuance. In October 1996, Gerrity's certificate of incorporation was amended to provide that all shares of Gerrity's preferred stock not exchanged in the Original Exchange Offer be exchanged for the Company's 7.125% preferred shares on the same terms as the Original Exchange Offer. This exchange resulted in the issuance of an additional 389,000 preferred shares. The stock is convertible into common stock at any time at $8.61 per share, or 2.9036 common shares. The 7.125% preferred stock pays quarterly cash dividends, when declared by the Board of Directors, based on an annual rate of $1.78 per share. The 7.125% preferred stock is redeemable at the option of the Company at any time after May 2, 1998 if the average closing price of the Patina common stock for 20 of the 30 days prior to not less than five days preceding the redemption date is greater than $12.92 per share or at any time after May 2, 1999. The liquidation preference is $25 per share, plus accrued and unpaid dividends. As of December 31, 1997, there were 1,467,926 preferred shares outstanding with a liquidation preference of $36.7 million. The 7.125% preferred stock is listed on the New York Stock Exchange. Holders of the 7.125% preferred stock are not generally entitled to vote, except with respect to certain limited matters. The Company paid $2.1 million and $2.6 million ($1.78 per 7.125% convertible preferred share per annum) in preferred dividends during the years ended December 31, 1996 and 1997, and had accrued an additional $354,000 and $327,000 at December 31, 1996 and 1997, respectively, for dividends.

     In October 1997, 1.6 million shares of 8.50% preferred stock and 160,000 common shares were issued to a private group of investors for $40.0 million. Each member of the private group of investors has agreed not to sell, transfer or dispose of any shares of the 8.50% preferred prior to October 22, 1999. The stock is convertible into common stock at any time at $9.50 per share or 2.6316 common shares. The 8.50 % preferred stock pays quarterly dividends, when declared by the Board of Directors, and are payable in-kind ("PIK Dividend") until the fourth quarter of 1999, and payable in cash thereafter. The 8.50% preferred stock is redeemable at the option of the Company at any time after October 22, 2000 at 106% of its stated value declining by 2% per annum thereafter. The liquidation preference is $25 per share, plus accrued and unpaid dividends. As of December 31, 1997, there were 1,626,437 preferred shares outstanding with a liquidation preference of $40.7 million. The 8.50% preferred is privately held and not listed on a public stock exchange. Holders of the 8.50% preferred are entitled to vote their shares of preferred stock with the common stock, based upon the number of shares of common stock into which the shares of preferred stock are convertible. The Company paid $661,000 in PIK Dividends (issued 26,400 8.50% preferred shares) during the quarter ended December 31, 1997.

     The Company adopted Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings per Share" during 1997. SFAS 128 specifies computation, presentation and disclosure requirements for earnings per share for entities with publicly held common stock or potential common stock. All prior period earnings per share amounts have been restated in accordance with SFAS 128.

     In accordance with SFAS 128, the Company computed the net income (loss) per share by dividing the net income (loss), less dividends and accretion on preferred stock, by the weighted average common shares outstanding during the period. Net income (loss) applicable to common for 1995, 1996, and 1997, was ($2,094,000), $1,433,000 and ($20,249,000), respectively.

     Diluted net income (loss) per share was computed by dividing the net income
(loss), less dividends and accretion on preferred stock, by weighted average common shares outstanding during the period and all dilutive potential shares outstanding (zero for 1995, 1996, and 1997, respectively). The 7.125% and 8.50% preferred stock potential common stock equivalents and $12.50 common stock warrants and stock options were anti-dilutive for all periods presented. Net income (loss) per common share and diluted net income (loss) per common share were the same for all periods presented.

(6)  EMPLOYEE BENEFIT PLANS

401(k) Savings

     The Company has a 401(k) profit sharing and savings plan (the "401(k) Plan"). The initial 401(k) Plan was established in May 1996 and in conjunction with the sale of SOCO's majority ownership of the Company in October 1997, a new plan was adopted effective January 1, 1997. Eligible employees may make voluntary contributions to the 401(k) Plan. The amount of employee contributions is limited as specified in the 401(k) Plan. The Company may, at its discretion, make additional matching or profit sharing contributions to the 401(k) Plan. The Company has historically made profit sharing contributions to the 401(k) Plan, which totaled $281,000 and $453,000 for 1996 and 1997, respectively. The 1997 profit sharing contribution was made in shares of the Company's common stock (59,901 shares).

Stock Purchase Plan

     In January 1998, the Company adopted a stock purchase plan ("Stock Purchase Plan"). Pursuant to the Stock Purchase Plan, certain officers, directors and key managers of the Company are eligible to purchase shares of the Company's common stock at prices ranging from 50% to 85% of the closing price of the stock on the trading day prior to the date the stock is purchased ("Closing Price"). In addition, employee participants may be granted the right to purchase shares pursuant to the Stock Purchase Plan with all or a part of their salary and bonus. The Stock Purchase Plan has reserved 500,000 shares of common stock for possible purchase under the plan. The Board of Directors has approved 137,500 common shares available to participants for purchase at 75% of the Closing Price during the current Plan Year as defined in the Stock Purchase Plan.

Stock Option and Award Plans

     In 1996, the shareholders adopted a stock option plan for employees providing for the issuance of options at prices not less than fair market value. Options to acquire up to three million shares of common stock may be outstanding at any given time. The specific terms of grant and exercise are determinable by a committee of independent members of the Board of Directors. A total of 512,000 options were issued in May 1996, with an exercise price of $7.75 per common share, and 271,000 options were issued in February 1997, with an exercise price of $9.25 per common share. The options vest over a three-year period (30%, 60%, 100%) and expire five years from date of grant. In addition, 250,000 fully vested five year options were granted in October 1997 at an exercise price of $9.875.

     In 1996, the shareholders adopted a stock grant and option plan (the "Directors' Plan") for nonemployee Directors of the Company. The Directors' Plan provides for each nonemployee Director to receive common shares having a market value equal to $2,250 quarterly in payment of one-half their retainer. A total of 3,632 shares were issued in 1996, and 4,512 shares were issued in 1997. It also provides for 5,000 options to be granted annually to each nonemployee Director. A total of 20,000 options were issued in May 1996, with an exercise price of $7.75 per common share and 20,000 options were issued in May 1997, with an exercise price of $8.625. In addition, 10,000 options were issued in October 1997 with an exercise price of $10.313. The options vest over a three-year period (30%, 60%, 100%) and expire five years from date of grant.

     In October 1997, the shareholders approved a stock grant and purchase plan for certain officers and key managers ("Management Investors") of the Company. The plan, which was amended effective December 31, 1997, provided for the grant of 496,250 restricted common shares, net of forfeitures, to the Management Investors. These shares will vest at 25% per year on January 1, 1998, 1999, 2000 and 2001. The Company recognized $2.0 million of non-cash general and administrative expenses in 1997 with respect to the stock grant. The non-vested granted common shares have been recorded as Deferred compensation in the equity section of the accompanying consolidated balance sheets. The Management Investors also purchased $3.0 million of common shares from the Company at $9.875 per share (303,797 shares). A portion of this purchase ($850,000) was financed by the Company. See Note (9).

     At December 31, 1997, the Company had a fixed stock option compensation plan, which is described above. The Company applies APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations in accounting for the plans. Accordingly, no compensation cost has been recognized for these fixed stock option plans. Had compensation cost for the Company's fixed stock option compensation plans been determined consistent with Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation," the Company's net income (in thousands) and earnings per share would have been reduced to the pro forma amounts indicated below:

                                         1996             1997
                                        ------          --------

Net income (loss)       As Reported     $3,562          $(16,903)
                        Pro forma        3,281           (18,611)

Net income (loss)
    per common share    As Reported     $ 0.08          $  (1.11)
                        Pro forma         0.06             (1.20)

     The fair value of each option grant is estimated on the date of grant using the Black-Sholes option-pricing model with the following weighted-average assumptions used for grants in 1996 and 1997: dividend yield of 0% and 0%; expected volatility of 30% and 35%; risk-free interest rate of 6.4% and 6.0%; and expected life of 4.5 years and 4.5 years, respectively.

     A summary of the status of the Company's fixed stock option plan as of December 31, 1996 and 1997 and changes during the years are presented below:

                                                             1996                           1997
                                                --------------------------------  ------------------------
                                                                Weighted-Average  Weighted-Average
                                                                    Exercise          Exercise
                                                Shares               Price             Shares       Price
                                                -------         ----------------  ----------------  -----
        Outstanding at beginning of year......        -         $        -             503,000      $7.75
        Granted...............................  532,000               7.75             551,000       9.53
        Exercised.............................        -                  -             (12,000)      7.75
        Forfeited.............................  (29,000)              7.75             (41,000)      8.38
                                                -------                              ---------
        Outstanding at end of year............  503,000         $     7.75           1,001,000      $8.70
                                                =======                              =========

        Options exercisable at year-end.......        -                                389,000
                                                                                     =========

        Weighted-average fair value of
         options granted during the year......                  $     2.81                          $3.84

     The following table summarizes information about fixed stock options outstanding at December 31, 1997:

                                             Options Outstanding                    Options Exercisable
                               ---------------------------------------------- ------------------------------
                                  Number                                          Number
                               Outstanding at   Weighted-Avg.   Weighted-     Exercisable at    Weighted-
                                December 31,      Remaining      Average        December 31,     Average
Exercise Price                     1997       Contractual Life Exercise Price       1997      Exercise Price
--------------                 -------------- ---------------- -------------- --------------  --------------
$ 7.75 to 9.25                     741,000      3.6 years        $ 8.29          139,000         $ 7.75
  9.88 to 10.31                    260,000      4.8 years          9.89          250,000           9.88
                                ----------                                      --------
$ 7.75 to 10.31                  1,001,000      3.9 years        $ 8.70          389,000         $ 9.11
                                ==========                                      ========

(7)  FEDERAL INCOME TAXES

     Prior to the Gerrity Acquisition, the Company had been included in the consolidated tax return of SOCO. Current and deferred income tax provisions allocated by SOCO were determined as though the Company filed as an independent company, making the same tax return elections used in SOCO's consolidated return. Subsequent to the Gerrity Acquisition, the Company is no longer included in the tax return of SOCO.

     A reconciliation of the statutory rate to the Company's effective rate as they apply to the provision (benefit) for the years ended December 31, 1995, 1996 and 1997 follows:

                                                            1995    1996    1997
                                                           -----   -----   -----

Federal statutory rate...................................  (35%)    35%    (35%)
Utilization of net deferred tax asset....................     -    (35%)      -
Increase in valuation allowance..........................     -       -     35%
Tax benefit recognized prior to the Gerrity Acquisition..     -    (12%)      -
                                                           ----    ----    ----
Effective income tax rate................................  (35%)   (12%)      -
                                                           ====    ====    ====

     For book purposes the components of the net deferred asset and liability at December 31, 1996 and 1997, respectively, were:

                                                  1996            1997
                                                -------         --------
                                                     (IN THOUSANDS)
Deferred tax assets
  NOL carryforwards............................ $24,586         $ 30,497
  Production payment receivables and other.....  27,382           25,939
                                                -------         --------
                                                 51,968           56,436
                                                -------         --------
Deferred tax liabilities
  Depreciable and depletable property..........  48,145           44,782
  Investments and other........................       -                -
                                                -------         --------
                                                 48,145           44,782
                                                -------         --------

Deferred tax assets............................   3,823           11,654
                                                -------         --------

Valuation allowance............................  (3,823)         (11,654)
                                                -------         --------

Net deferred tax asset......................... $     -         $      -
                                                =======         ========

     For tax purposes, the Company had regular net operating loss carryforwards of $87.1 million and alternative minimum tax ("AMT") loss carryforwards of $51.2 million at December 31, 1997. Utilization of the regular and AMT net operating loss carryfowards will be limited to approximately $12.5 million per year as a result of the redistribution of SOCO's majority ownership in the Company in October 1997. In addition, utilization of $31.9 million regular net operating loss carryforwards and $31.6 million AMT loss carryforwards will be limited to $5.2 million per year as a result of the Gerrity Acquisition in May 1996. These carryforwards expire from 2006 through 2011. At December 31, 1997, the Company had alternative minimum tax credit carryforwards of $447,000 which are available indefinitely. No cash payments were made by the Company for federal taxes during 1996 and 1997.

(8)  MAJOR CUSTOMERS

     During 1996 and 1997, Duke Energy Field Services, Inc. accounted for 38% and 41% of revenues. During 1995, 1996 and 1997, Amoco Production Company accounted for 22%, 19% and 16%, subsidiaries of SOCO accounted for 46%, 0% and 0%, and Total Petroleum accounted for 20%, 10% and 8%, of revenues, respectively. Management believes that the loss of any individual purchaser would not have a long-term material adverse impact on the financial position or results of operations of the Company.

(9)  RELATED PARTY

     Prior to the Gerrity Acquisition, the Company did not have its own employees. Employees, certain office space and furniture, fixtures and equipment were provided by SOCO. SOCO allocated general and administrative expenses to the Company based on its estimate of expenditures incurred on behalf of the Company. Subsequent to the Gerrity Acquisition, certain field, administrative and executive employees of SOCO and Gerrity became employees of the Company. SOCO will continue to provide certain services to Patina under a corporate services agreement through September 1998. During 1996 and 1997, the Company paid approximately $650,000 and $1.5 million to SOCO under the corporate services agreement.

     In conjunction with the transactions entered into with SOCO in October 1997 which redistributed their majority ownership of the Company, certain officers and key managers purchased $3.0 million of common shares at $9.875 per share (303,797 shares) from the Company. A portion of this purchase ($850,000) was financed by the Company through the issuance of 8.50% recourse notes. These notes are secured by the common stock purchased (101,265 shares) and additional common shares granted (146,250 shares) to the respective officers and key managers. Interest is due annually and the notes are scheduled to mature on January 2, 2001. These notes have been reflected as Other assets in the accompanying consolidated balance sheets.

(10) COMMITMENTS AND CONTINGENCIES

     The Company leases office space and certain equipment under non-cancelable operating leases. Future minimum lease payments under such leases approximate $500,000 per year from 1998 through 2002.

     In March 1996, a complaint was filed in the Court of Chancery for the State of Delaware against Gerrity and each of its directors, Brickell Partners v. Gerrity Oil & Gas Corporation, C.A. No. 14888 (Del. Ch.). The complaint alleges that the "action is brought (a) to restrain defendants from consummating the Gerrity Acquisition which will benefit the holders of Gerrity's common stock at the expense of the holders of Gerrity's preferred stock and (b) to obtain a declaration that the terms of the proposed Gerrity Acquisition constitute a breach of the contractual rights of the preferred." The complaint sought, among other things, certification as a class action on behalf of all holders of Gerrity's preferred stock, a declaration that the defendants have committed an abuse of trust and have breached their fiduciary and contractual duties, an injunction enjoining the Gerrity Acquisition and money damages. In April 1996, the defendants were granted an indefinite extension of time in which to answer the complaint and no answer had been filed by February 1997. In February 1997, the attorney for the plaintiff filed a Status Report with the court stating "Case has been mooted. Plaintiff is preparing an application for counsel fees." No fee application was filed. In November 1997, the plaintiff filed an amended complaint. The amended complaint realleges the substance of the original complaint and includes an allegation that the defendants coerced the holders of the Gerrity preferred stock into exchanging their stock for the 7.125% Preferred Stock of the Company. The amended complaint also alleges the defendants participated in a scheme to eliminate the outstanding Gerrity preferred by forcing the exchange of those shares for shares of the Company's preferred in October 1996. The amended complaint seeks rescission of the transactions described in the complaint or money damages if rescission is impractical. On January 5, 1998, defendants filed a motion to dismiss the amended complaint. No further action has been taken with respect to the case. Defendants believe that the amended complaint is without merit and intend to vigorously defend against this action. At this time, the Company is unable to estimate the range of potential loss, if any, from this uncertainty. However, the Company believes the resolution of this uncertainty should not have a material adverse effect upon the Company's financial position, although an unfavorable outcome in any reporting period could have a material adverse effect on results for that period.

     The Company is a party to various other lawsuits incidental to its business, none of which are anticipated to have a material adverse impact on its financial position or results of operations.

(11) UNAUDITED SUPPLEMENTAL OIL AND GAS RESERVE INFORMATION

     Independent petroleum consultants directly evaluated total proved reserves at December 31, 1995 and 1996 and audited total proved reserves at December 31, 1997. All reserve estimates are based on economic and operating conditions at that time. Future net cash flows as of each year-end were computed by applying then current prices to estimated future production less estimated future expenditures (based on current costs) to be incurred in producing and developing the reserves. All reserves are located onshore in the United States.

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

     There are numerous uncertainties inherent in estimating quantities of proved reserves and in projecting future rates of production and timing of development expenditures. The data in the tables below represent estimates only. Oil and gas reserve engineering must be recognized as a subjective process of estimating underground accumulations of oil and natural gas that cannot be measured in an exact way, and estimates of other engineers might differ materially from those shown above. The accuracy of any reserve estimate is a function of the quality of available data and engineering and geological interpretation and judgement. Results in drilling, testing and production after the date of the estimate may justify revisions. Accordingly, reserve estimates are often materially different from the quantities of oil and gas that are ultimately recovered.

QUANTITIES OF PROVED RESERVES
-----------------------------

                                                         OIL          NATURAL GAS
                                                         ---          -----------
                                                        (MBBL)          (MMCF)
   Balance, December 31, 1994.........................  12,218          178,703
      Revisions.......................................  (3,609)         (19,618)
      Extensions, discoveries and additions...........     154              785
      Production......................................  (1,342)         (20,981)
      Purchases.......................................       -                -
      Sales...........................................       -              (32)
                                                        ------          -------

   Balance, December 31, 1995.........................   7,421          138,857
      Revisions.......................................     720           (1,314)
      Extensions, discoveries and additions...........     194            1,342
      Production......................................  (1,688)         (23,947)
      Purchases.......................................  15,834          183,729
      Sales...........................................      (6)          (2,008)
                                                        ------          -------

   Balance, December 31, 1996.........................  22,475          296,659
      Revisions (a)...................................  (4,418)         (27,671)
      Extensions, discoveries and additions...........     784           11,162
      Production......................................  (1,889)         (26,863)
      Purchases.......................................     101            3,193
      Sales...........................................     (77)            (845)
                                                        ------          -------

   Balance, December 31, 1997.........................  16,976          255,635
                                                        ======          =======

PROVED DEVELOPED RESERVES

                                                          OIL         NATURAL GAS
                                                          ---         -----------
                                                        (MBBL)          (MMCF)
December 31, 1994.....................................   8,832          147,869
                                                       =======        =========
December 31, 1995.....................................   6,955          133,088
                                                       =======        =========
December 31, 1996.....................................  15,799          242,777
                                                       =======        =========
December 31, 1997.....................................  14,594          232,058
                                                       =======        =========

(a) Revisions consist primarily of 4,060 MBbl's and 31,232 MMcf's attributable to proved undeveloped drilling locations and proved developed non-producing zones (behind-pipe recompletions) determined to be uneconomic using the lower oil and natural gas prices in effect at December 31, 1997.

STANDARDIZED MEASURE

                                                            DECEMBER 31,
                                           ---------------------------------------------
                                             1995              1996              1997
                                           --------         ----------          --------
                                                           (IN THOUSANDS)
Future cash inflows                        $356,224         $1,668,475          $894,390
Future costs
 Production..............................  (100,505)          (338,752)         (255,599)
 Development.............................   (13,428)          (160,856)          (87,414)
                                           --------         ----------          --------
Future net cash flows....................   242,291          1,168,867           551,377
Undiscounted income taxes.............      (29,873)          (294,407)          (89,094)
                                           --------         ----------          --------
After tax net cash flows..............      212,418            874,460           462,283
10% discount factor......................   (84,902)          (374,524)         (185,953)
                                           --------         ----------          --------
Standardized measure.....................  $127,516         $  499,936          $276,330

CHANGES IN STANDARDIZED MEASURE

                                                         YEAR ENDED DECEMBER 31,
                                                -----------------------------------------
                                                  1995            1996             1997
                                                --------        --------         --------
                                                             (IN THOUSANDS)
Standardized measure, beginning of year..       $161,481        $127,516        $ 499,936
Revisions:
  Prices and costs.......................          2,240         351,724         (312,526)
  Quantities.............................        (14,230)            501            6,134
  Development costs......................         (1,182)        (11,024)         (14,783)
  Accretion of discount..................         16,148          27,619           49,994
  Income taxes...........................         10,963        (129,612)         105,189
  Production rates and other.............        (21,265)         (3,706)          (8,433)
                                                --------        --------         --------
  Net revisions..........................         (7,326)        235,502         (174,425)
Extensions, discoveries and additions....          2,064           3,791           11,756
Production...............................        (40,877)        (67,666)         (81,149)
Future development costs incurred........         12,192           7,906           17,013
Purchases (a)............................              -         193,998            3,900
Sales (b)................................            (18)         (1,111)            (701)
                                                --------        --------         --------
Standardized measure, end of year........       $127,516        $449,936         $276,330
                                                ========        ========         ========

(a) "Purchases" includes the present value at the end of the period acquired during the year plus cash flow received on such properties during the period, rather than their estimated present value at the time of the acquisition.

(b) "Sales" represents the present value at the beginning of the period of properties sold, less the cash flow received on such properties during the period.

PART IV.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  Exhibits -

     2.1     Amended and Restated Agreement and Plan of Merger dated as of January 16, 1996 as amended and restated as of March 20,
             1996 -- incorporated by reference to Exhibit 2.1 to Amendment No. 1 to the Registration Statement on Form S-4 of Patina
             Oil & Gas Corporation. (Registration No. 333-572)

     4.1     Certificate of Incorporation -- incorporated herein by reference to the Exhibit 3.1 to the Company's Registration
             Statement on Form S-4 (Registration No. 333-572)

     4.2     Bylaws -- incorporated herein by reference to Exhibit 3.3 to the Company's Registration Statement on Form S-4
             (Registration No. 333-572 )

     4.3     Certificate of Ownership and Merger of Gerrity Oil & Gas Corporation with and into the Company, effective March 21,
             1997. (Incorporated herein by reference to Exhibit 4.3 of the Company's Form 10-Q for the quarter ended March 31,
             1997.)

     10.1.1  Amended and Restated Credit Agreement dated April 1, 1997 by and among the Company, as Borrower, and Texas Commerce
             Bank National Association, as Administrative Agent, and certain commercial lending institutions. (Incorporated herein by reference to Exhibit 10.1.5 of the Company's Form 10-Q for the quarter ended March 31, 1997.)

     10.1.2  First Amendment to the Amended and Restated Credit Agreement effective May 1, 1997 by and among the Company, as
             Borrower, and Texas Commerce Bank National Association, as Administrative Agent, and certain commercial lending institutions. (Incorporated herein by reference to Exhibit 10.1.6 of the Company's Form 10-Q for the quarter ended
             March 31, 1997.)

     10.1.3  Second Amendment to Amended and Restated Credit Agreement dated as of September 15, 1997 by and among the Company and
             Texas Commerce Bank National Association, as Administrative Agent, NationsBank of Texas, N.A. as Documentary Agent,
             Wells Fargo Bank, N.A., CIBC, Inc. and Credit Lyonnais New York Branch, as Co-Agents and the financial institutions a party to the Credit Agreement. (Incorporated herein by reference to Exhibit 10.1.8 of the Company's Form 10-Q for the
             quarter ended September 30, 1997.)

     10.2.1  Supplemental Indenture dated as of March 31, 1997 among Gerrity Oil & Gas Corporation, the Company and The Chase
             Manhattan Bank (formerly known as Chemical Bank) as Trustee. (Incorporated herein by reference to Exhibit 10.1.7 of the
             Company's Form 10-Q for the quarter ended March 31, 1997.)

     10.3    Patina Oil & Gas Corporation Profit Sharing and Savings Plan and Trust, effective January 1, 1997.*

     10.3.1  Deferred Compensation Plan for Selected Employees adopted by the Company effective May 1, 1996. (Incorporated herein by reference to Exhibit 10.3.1 of the Company's Form 10-K for the year ended December 31, 1996)

     10.3.2  Amended and Restated Patina Oil & Gas Corporation Deferred Compensation Plan for Select Employees as adopted May 1,
             1996 and amended as of September 30, 1997.*

     10.3.3  Patina Oil & Gas Corporation 1998 Stock Purchase Plan.*

     10.4    Sublease Agreement dated as of May 1, 1996 by and between Snyder Oil Corporation, as Sublandlord, and the Company, as
             Subtenant. (Incorporated herein by reference to Exhibit 10.4 of the Company's Form 10-Q for the quarter ended June 30,
             1996.)

     10.4.1  Sublease Agreement dated as of October 7, 1996 by and between Gerrity Oil & Gas Corporation, as Sublandlord, and
             Shadownet Technologies, L.L.C. (Incorporated herein by reference to Exhibit 10.4 of the Company's Form 10-Q for the quarter ended September 30, 1996.)

     10.5    Stock Purchase Agreement dated as of July 31, 1997 by and among the Company and the Investors named therein as amended on September 19, 1997. (Incorporated herein by reference to Exhibit 10.5 of the Company's Form 10-Q for the quarter ended September 30, 1997.)

     10.6    Share Repurchase Agreement dated as of July 31, 1997 by and between the Company and Snyder Oil Corporation as amended and restated on September 19, 1997 and as amended as of October 15, 1997 and amended by letter agreement dated October
             21, 1997. (Incorporated herein by reference to Exhibit 10.6 of the Company's Form 10-Q for the quarter ended September
             30, 1997.)

     10.7    Employment Agreement dated July 31, 1997 by and between the Company and Thomas J. Edelman. (Incorporated herein by reference to Exhibit 10.7 of the Company's Form 10-Q for the quarter ended September 30, 1997.)

     10.8    Management Stock Purchase Agreement dated as of September 4, 1997 by and among the Company and certain Management
             Investors. (Incorporated herein by reference to Exhibit 10.8 of the Company's Form 10-Q for the quarter ended September
             30, 1997.)

     10.9    Restricted Stock Agreement dated as of September 4, 1997 by and among the Company and certain Management Investors.
             (Incorporated herein by reference to Exhibit 10.9 of the Company's Form 10-Q for the quarter ended September 30, 1997.)

     10.10   Transition Agreement dated as of October 21, 1997 by and between the Company and Snyder Oil Corporation. (Incorporated
             herein by reference to Exhibit 10.10 of the Company's Form 10-Q for the quarter ended September 30, 1997.)

     11.1    Computation of Per Share Earnings.*

     12      Computation of Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges and Preferred Stock
             Dividends.*

     27      Financial Data Schedule.*

*Filed herewith

(b) No reports on Form 8-K were filed by Registrant during the quarter ended December 31, 1997.

                                  SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


/s/ Thomas J. Edelman    Chairman of the Board and President   February 26, 1998
---------------------    (Principal Executive Officer)
Thomas J. Edelman


/s/ Brian J. Cree        Director, Executive Vice President    February 26, 1998
---------------------    and Chief Operating Officer
Brian J. Cree


/s/ David J. Kornder     Vice President and                    February 26, 1998
---------------------    Chief Financial Officer
David J. Kornder


/s/ Arnold L. Chavkin    Director                              February 26, 1998
---------------------
Arnold Chavkin


/s/ Robert J. Clark      Director                              February 26, 1998
---------------------
Robert J. Clark


/s/ Jay W. Decker        Director                              February 26, 1998
---------------------
Jay W. Decker


/s/ Thomas R. Denison    Director                              February 26, 1998
---------------------
Thomas R. Denison


/s/ Elizabeth K. Lanier  Director                              February 26, 1998
-----------------------
Elizabeth K. Lanier


/s/ Alexander P. Lynch   Director                              February 26, 1998
----------------------
Alexander P. Lynch