Form 10-Q
period 1998-03-31
PATINA OIL & GAS CORP
filed 1998-05-05
CIK 1006264

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                             ____________________



                                   FORM 10-Q

(Mark one)

[X]               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the quarterly period ended March 31, 1998

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

                 Title of class              Name of exchange on which listed
            _______________________        ____________________________________

         Common Stock, $.01 par value New York Stock Exchange 7.125% Convertible Preferred Stock, New York Stock Exchange $.01 par value Common Stock Warrants New York Stock Exchange

          Securities registered pursuant to Section 12(g) of the Act:

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


   There were 16,100,321 shares of common stock outstanding on May 5, 1998.

================================================================================

PART I.  FINANCIAL INFORMATION

     Patina Oil & Gas Corporation (the "Company") was formed in early 1996 to hold the assets and operations of Snyder Oil Corporation ("SOCO") in the Wattenberg Field and to facilitate the acquisition of Gerrity Oil & Gas Corporation (the "Gerrity Acquisition") in May 1996. The results of operations for periods prior to the Gerrity Acquisition include only the historical results of SOCO's Wattenberg operations. The financial statements included herein have been prepared in conformity with generally accepted accounting principles. The statements are unaudited but reflect all adjustments which, in the opinion of management, are necessary to fairly present the Company's financial position and results of operations.

                         PATINA OIL & GAS CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                                (IN THOUSANDS)

                                                           DECEMBER 31,   MARCH 31,
                                                              1997          1998
                                                            ---------    ---------
                                                                         (UNAUDITED)
                                   ASSETS
Current assets
 Cash and equivalents                                       $  12,609    $   9,106
 Accounts receivable                                           15,307       10,188
 Inventory and other                                            3,152        2,883
                                                            ---------    ---------
                                                               31,068       22,177
                                                            ---------    ---------

Oil and gas properties, successful efforts method             575,508      580,220
 Accumulated depletion, depreciation and amortization        (232,675)    (243,049)
                                                            ---------    ---------
                                                              342,833      337,171
                                                            ---------    ---------

Gas facilities and other                                        5,930        6,193
 Accumulated depreciation                                      (3,807)      (3,971)
                                                            ---------    ---------
                                                                2,123        2,222
                                                            ---------    ---------

Other assets, net                                                 851        1,435
                                                            ---------    ---------
                                                            $ 376,875    $ 363,005
                                                            =========    =========

                     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
 Accounts payable                                           $  20,451    $  16,654
 Accrued liabilities                                            9,846        4,796
                                                            ---------    ---------
                                                               30,297       21,450
                                                            ---------    ---------

Senior debt                                                    49,000       48,000
Subordinated notes                                             97,435       96,508
Other noncurrent liabilities                                   11,702       10,692

Commitments and contingencies

Stockholders' equity
 Preferred Stock, $.01 par, 5,000,000 shares
  authorized, 3,094,363 and 3,128,919 shares issued
  and outstanding                                                  31           31
 Common Stock, $.01 par, 40,000,000 shares
  authorized, 16,450,425 and 16,210,321 shares
  issued and outstanding                                          165          162
 Capital in excess of par value                               208,525      208,263
 Deferred compensation                                         (1,828)      (2,222)
 Retained earnings (deficit)                                  (18,452)     (19,879)
                                                            ---------    ---------
                                                              188,441      186,355
                                                            ---------    ---------
                                                            $ 376,875    $ 363,005
                                                            =========    =========

       The accompanying notes are an integral part of these statements.

                         PATINA OIL & GAS CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS EXCEPT PER SHARE DATA)

                                         THREE MONTHS ENDED MARCH 31,
                                         ----------------------------
                                                 1997      1998
                                                 ----      ----
                                                   (UNAUDITED)
Revenues
  Oil and gas sales                            $29,440   $20,343
  Other                                             46       294
                                               -------   -------

                                                29,486    20,637
                                               -------   -------

Expenses
  Direct operating                               4,975     4,637
  Exploration                                       59        23
  General and administrative                     1,327     1,826
  Interest and other                             4,441     3,309
  Depletion, depreciation and amortization      12,428    10,538
                                               -------   -------

Income before taxes                              6,256       304
                                               -------   -------

Provision (benefit) for income taxes
  Current                                            -         -
  Deferred                                           -         -
                                               -------   -------
                                                     -         -
                                               -------   -------


Net income                                     $ 6,256   $   304
                                               =======   =======

Net income (loss) per common share             $  0.29   $ (0.08)
                                               =======   =======

Weighted average shares outstanding             18,949    16,281
                                               =======   =======

       The accompanying notes are an integral part of these statements.

                         PATINA OIL & GAS CORPORATION

                     CONSOLIDATED STATEMENTS OF CHANGES IN
                             STOCKHOLDERS' EQUITY
                                (IN THOUSANDS)


                                        PREFERRED STOCK             COMMON STOCK           CAPITAL IN                  RETAINED
                                       -------------------       ------------------        EXCESS OF     DEFERRED      EARNINGS
                                       SHARES       AMOUNT         SHARES    AMOUNT        PAR VALUE    COMPENSATION   (DEFICIT)
                                       ------      -------         ------   -------        ----------   ------------   ---------
Balance, December 31, 1996             1,594         $16           18,887    $189         $194,066       $   -         $  1,965

Repurchase of common and preferred      (126)         (1)          (3,101)    (31)         (32,723)          -                -

Issuance of common                         -           -              664       7            7,958      (1,828)               -

Issuance of preferred                  1,600          16                -       -           38,516           -                -

Preferred dividends and accretion         26           -                -       -              708           -           (3,346)

Common dividends                           -           -                -       -                -           -             (168)

Net loss                                   -           -                -       -                -           -          (16,903)
                                       -----        ----           ------    ----         --------      ------         --------

Balance, December 31, 1997             3,094          31           16,450     165          208,525      (1,828)         (18,452)

Repurchase of common                       -           -             (504)     (5)          (3,522)          -                -

Issuance of common                         -           -              264       2            2,349        (687)               -

Preferred dividends and accretion         35           -                -       -              911           -           (1,565)

Common dividends                           -           -                -       -                -           -             (166)

Net income                                 -           -                -       -                -         293              304
                                       -----        ----           ------    ----         --------      ------         --------

Balance, March 31, 1998 (Unaudited)    3,129         $31           16,210    $162         $208,263      (2,222)        $(19,879)
                                       =====        ====           ======    ====         ========      ======         ========

       The accompanying  notes are an integral part of these statements.

                         PATINA OIL & GAS CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)


                                                               THREE MONTHS ENDED MARCH 31,
                                                               ----------------------------
                                                                  1997              1998
                                                                  ----              ----
                                                                        (UNAUDITED)
Operating activities
  Net income                                                      $  6,256          $   304
  Adjustments to reconcile net income to net
     cash provided by operations
       Exploration expense                                              59               23
       Depletion, depreciation and amortization                     12,428           10,538
       Deferred compensation expense                                     -              293
       Amortization of deferred credits                                  -             (168)
       Changes in current and other assets and liabilities
          Decrease (increase) in
            Accounts receivable                                      5,069            5,119
            Inventory and other                                        (11)             298
          Increase (decrease) in
            Accounts payable                                         1,800           (3,797)
            Accrued liabilities                                     (3,977)          (5,050)
            Other liabilities                                        2,364           (1,034)
                                                                  --------          -------
       Net cash provided by operations                              23,988            6,526
                                                                  --------          -------

Investing activities
  Acquisition, development and exploration                          (5,953)          (4,915)
  Other                                                                  -             (112)
                                                                  --------          -------
       Net cash used by investing                                   (5,953)          (5,027)
                                                                  --------          -------

Financing activities
  Decrease in indebtedness                                         (10,231)          (1,927)
  Deferred credits                                                       -              266
  Issuance of common stock                                               -            1,006
  Repurchase of common stock and preferred stock                    (4,479)          (3,527)
  Preferred dividends                                                 (677)            (654)
  Common dividends                                                       -             (166)
                                                                  --------          -------

       Net cash used by financing                                  (15,387)          (5,002)
                                                                  --------          -------

Increase (decrease) in cash                                          2,648           (3,503)
Cash and equivalents, beginning of period                            6,153           12,609
                                                                  --------          -------
Cash and equivalents, end of period                               $  8,801          $ 9,106
                                                                  ========          =======


The accompanying notes are an  integral part of these statements.

                         PATINA OIL & GAS CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)  ORGANIZATION AND NATURE OF BUSINESS

     Patina Oil & Gas Corporation (the "Company" or "Patina"), a Delaware corporation, was incorporated in early 1996 to hold the assets and operations of Snyder Oil Corporation ("SOCO") in the Wattenberg Field and to facilitate the acquisition of Gerrity Oil & Gas Corporation ("Gerrity"). In May 1996, SOCO contributed its Wattenberg assets to the Company in exchange for 14.0 million common shares and Gerrity merged into a wholly owned subsidiary of the Company ("Gerrity Acquisition"). In the first quarter of 1997, Gerrity was merged into the Company. The Company's operations currently consist of the acquisition, development, exploitation and production of oil and natural gas properties in the Wattenberg Field of Colorado's D-J Basin.

     The Gerrity Acquisition was accounted for as a purchase. The amounts and results of operations of the Company for periods prior to the Gerrity Acquisition include the historical amounts and results of SOCO's Wattenberg operations.

     In October 1997, a series of transactions took place that eliminated SOCO's majority ownership in the Company. The transactions included: (i) the sale by SOCO of 10.9 million common shares of its Patina stock in a public offering,
(ii) the repurchase by the Company of SOCO's remaining 3.0 million common shares, (iii) the sale by the Company of $40.0 million of 8.50% convertible preferred stock and the issuance of 160,000 common shares to certain institutional investors and (iv) the sale of 303,797 common shares at $9.875 per share and the grant of 496,250 restricted common shares by the Company to certain officers and managers. As a result of these transactions, SOCO no longer has any ownership in the Company.

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Producing Activities

     The Company utilizes the successful efforts method of accounting for its oil and natural gas properties. Consequently, leasehold costs are capitalized when incurred. Unproved properties are assessed periodically within specific geographic areas and impairments in value are charged to expense. Exploratory expenses, including geological and geophysical expenses and delay rentals, are charged to expense as incurred. Exploratory drilling costs are initially capitalized, but charged to expense if and when the well is determined to be unsuccessful. Costs of productive wells, unsuccessful developmental wells and productive leases are capitalized and amortized on a unit-of-production basis over the life of the remaining proved or proved developed reserves, as applicable. Oil is converted to natural gas equivalents (Mcfe) at the rate of one barrel to six Mcf. Amortization of capitalized costs has generally been provided over the entire Wattenberg Field as the wells are located in the same reservoirs. No accrual has been provided for estimated future abandonment costs as management estimates that salvage value and certain payments will approximate such costs.

     In 1995, the Company adopted Statement of Financial Accounting Standards No. 121 ("SFAS 121"), "Accounting for the Impairment of Long-Lived Assets." SFAS 121 requires the Company to assess the need for an impairment of capitalized costs of oil and gas properties on a field-by-field basis. During the three months ended March 31, 1997 and 1998, the Company did not provide for any impairments. During the fourth quarter of 1997, the Company recorded an impairment of $26.0 million to oil and gas properties based on discounted cash flows. In applying this statement, the Company determined that the estimated future cash flows (undiscounted and without interest charges) expected to result from use of these assets, largely proven undeveloped drilling locations, and their disposition was less than the carrying amount (book value) of these assets. The impairment primarily resulted from lower year-end oil and natural gas prices. Changes in the underlying assumptions or the amortization units could result in additional impairments in the future.

Other Assets

     Prior to December 31, 1997, Other Assets reflected the value assigned to a noncompete agreement. The value of this noncompete agreement was fully amortized at December 31, 1997. Amortization expense for the three months ended March 31, 1997 was $1.0 million. Included in Other Assets at December 31, 1997 and March 31, 1998 is $850,000 and $1,434,000 of notes receivable from certain officers and managers of the Company. See Note (9).

Section 29 Tax Credits

     The Company has entered into arrangements to monetize its Section 29 tax credits. These arrangements result in revenue increases of approximately $0.40 per Mcf on production volumes from qualified Section 29 properties. As a result, the Company recognized additional gas revenues of $519,000 and $533,000 during the three months ended March 31, 1997 and 1998, respectively. These arrangements are expected to increase revenues through 2002.

Gas Imbalances

     The Company uses the sales method to account for gas imbalances. Under this method, revenue is recognized based on the cash received rather than the Company's proportionate share of gas produced. Gas imbalances at December 31, 1997 and March 31, 1998 were insignificant.

Financial Instruments

     The book value and estimated fair value of cash and equivalents was $12.6 million and $9.1 million at December 31, 1997 and March 31, 1998. The book value and estimated fair value of the Company's senior debt was $49.0 million and $48.0 million at December 31, 1997 and March 31, 1998. The book value of these assets and liabilities approximates fair value due to the short maturity or floating rate structure of these instruments. The book value of the Senior Subordinated Notes ("Subordinated Notes" or "Notes") was $97.4 million and $96.5 million and the estimated fair value was $100.8 million and $99.4 at December 31, 1997 and March 31, 1998. The fair value of the Notes is estimated based on their price on the New York Stock Exchange.

     From time to time, the Company enters into commodity contracts to hedge the price risk of a portion of its production. Gains and losses on such contracts are deferred and recognized in income as an adjustment to oil and gas sales revenues in the period in which the physical product to which the contracts relate, is actually sold.

     The Company entered into various swap contracts for oil (NYMEX based) for the first quarters of 1997 and 1998. The Company recognized a loss of $113,000 in the first quarter of 1997 and income of $238,000 in the first quarter of 1998 related to these swap contracts based on settlements during the respective quarters. The Company entered into various CIG and PEPL index based swap contracts for natural gas for the first quarters of 1997 and 1998. The Company recognized $1.6 million in the first quarter of 1997 and $659,000 in the first quarter of 1998 of income related to these swap contracts based on settlements during the respective quarters.

     As of March 31, 1998, the Company had entered into various CIG and PEPL index based swap contracts for natural gas for the months of April through September 1998. The weighted average natural gas price for the CIG index based contracts is $1.76 for contract volumes of 4,745,000 MMBtu's of natural gas and for the PEPL index based contracts is $2.19 for contract volumes of 1,060,000 MMBtu's of natural gas. Subsequent to March 31, 1998, the Company entered into various additional CIG and PEPL index based swap contracts for natural gas for the months of June through October 1998. The weighted average natural gas price for the CIG index based contracts is $2.07 for contract volumes of 733,000 MMBtu's of natural gas and for the PEPL index based contracts is $2.50 for contract volumes of 382,000 MMBtu's of natural gas.

Stock Options and Awards

     The Company accounts for its stock-based compensation plans under the principles prescribed by the Accounting Principles Board's Opinion No. 25 ("APB No. 25"), "Accounting for Stock Issued to Employees." Accordingly, stock options awarded under the Employee Plan and the Non-Employee Directors Plan are considered to be "noncompensatory" and do not result in recognition of compensation expense. However, the restricted stock awarded under the Restricted Stock Plan is considered to be "compensatory" and the Company recognized $293,000 of non-cash general and administrative expenses for the quarter ended, March 31, 1998.

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

Supplemental Cash Flow Information

     The Company incurred the following significant non-cash items (in thousands).

                                                          THREE MONTHS ENDED MARCH 31,
                                                          ----------------------------
                                                           1997                1998
                                                           ----                ----
   Stock grant award................................        -                 $688,000
   Dividends and accretion - 8.50% preferred stock..        -                  911,000

     The stock grant award represents 100,000 common shares granted to the new President in conjunction with his appointment in the first quarter of 1998 and has been recorded as Deferred Compensation in the equity section of the accompanying consolidated balance sheets. The Company recognized $293,000 of non-cash general and administrative expenses related to this stock grant and the stock grants awarded to certain officers and managers in the fourth quarter 1997 in conjunction with the redistribution of SOCO's majority ownership of the Company. See Note (9).

Gas Facilities and Other

     Depreciation of gas gathering and transportation facilities is provided using the straight-line method over the estimated useful life of 10 years. Equipment is depreciated using the straight-line method with estimated useful lives ranging from three to five years.

Risks and Uncertainties

     Historically, the market for oil and natural gas has experienced significant price fluctuations. Prices for natural gas in the Rocky Mountain region have been particularly volatile in recent years. The price fluctuations can result from variations in weather, levels of production in the region, availability of transportation capacity to other regions of the country and various other factors. Increases or decreases in prices received could have a significant impact on the Company's future results.

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

     In the opinion of management, those adjustments to the financial statements (all of which are of a normal and recurring nature) necessary to present fairly the financial position and results of operations have been made. These interim financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1997.


(3)  OIL AND GAS PROPERTIES

     The cost of oil and gas properties at December 31, 1997 and March 31, 1998 includes no significant unevaluated leasehold. Acreage is generally held for exploration, development or resale and its value, if any, is excluded from amortization. The following table sets forth costs incurred related to oil and gas properties:


                            THREE
                          Year Ended   Months Ended
                         DECEMBER 31,   MARCH 31,
                             1997          1998
                         ------------  ------------
                               (In thousands)
Acquisition............       $ 2,225        $  119
Development............        17,013         4,746
Exploration and other..           131            23
                             --------       -------
                             $ 19,369       $ 4,888
                             ========       =======

(4)    INDEBTEDNESS

   The following indebtedness was outstanding on the respective dates:


                        DECEMBER 31,  MARCH 31,
                            1997        1998
                        ------------  ---------
                            (In thousands)
Bank facilities.......       $49,000    $48,000
Less current portion..             -          -
                             -------    -------

Senior debt, net......       $49,000    $48,000
                             =======    =======

Subordinated notes....       $97,435    $96,508
                             =======    =======

     In April 1997, the Company entered into an amended bank Credit Agreement (the "Credit Agreement"). The Credit Agreement is a revolving credit facility in an aggregate amount up to $140.0 million. The amount available under the facility is adjusted semiannually and equaled $100.0 million at March 31, 1998, with $48.0 million outstanding at that time.

     The Company may elect that all or a portion of the credit facility bear interest at a rate equal to: (i) the higher of (a) prime rate plus a margin equal to 0.25% (the "Applicable Margin") or (b) the Federal Funds Effective Rate plus .5% plus the Applicable Margin, or (ii) the rate at which Eurodollar deposits for one, two, three or six months (as selected by the Company) are offered in the interbank Eurodollar market plus a margin which fluctuates from 0.625% to 1.125%, determined by a debt to EBITDA ratio. During the first quarter of 1998, the average interest rate under the facility approximated 6.6%.

     The Credit Agreement contains certain financial covenants, including but not limited to, a maximum total debt to capitalization ratio, a maximum total debt to EBITDA ratio and a minimum current ratio. The Credit Agreement also contains certain negative covenants, including but not limited to restrictions on indebtedness; certain liens; guaranties, speculative derivatives and other similar obligations; asset dispositions; dividends, loans and advances; creation of subsidiaries; investments; leases; acquisitions; mergers; changes in fiscal year; transactions with affiliates; changes in business conducted; sale and leaseback and operating lease transactions; sale of receivables; prepayment of other indebtedness; amendments to principal documents; negative pledge causes; issuance of securities; and non-speculative commodity hedging. Borrowings under the Credit Agreement mature in 2000, but may be prepaid at anytime. The Company has periodically negotiated extensions of the Credit Agreement; however, there is no assurance the Company will be able to do so in the future. The Company had a restricted payment basket of $13.8 million as of March 31, 1998, which may be used to repurchase common stock, preferred stock and warrants and pay dividends on its common stock.

     In conjunction with the Gerrity Acquisition, the Company assumed $100 million of 11.75% Senior Subordinated Notes due July 15, 2004. Under purchase accounting, the Notes have been reflected in the accompanying financial statements at a book value of 105.875% of their principal amount, their call price as of July 15, 1999. Interest is payable each January 15 and July 15. The Notes are redeemable at the option of the Company, in whole or in part, at any time on or after July 15, 1999, initially at 105.875%, declining to 102.938% on July 15, 2000, and declining to 100% on July 15, 2001. Upon a change of control, as defined in the Notes, the Company is obligated to make an offer to purchase all outstanding Notes at a price of 101% of the principal amount thereof. In addition, the Company would be obligated, subject to certain conditions, to make offers to purchase the Notes with the net cash proceeds of certain asset sales at a price of 101% of the principal amount thereof. Subsequent to the Gerrity Acquisition, the Company repurchased $8.8 million of the Notes, resulting in $91.2 million of principal amount of Notes outstanding. These Notes are reflected at a book value of $96.5 million at March 31, 1998 in the accompanying financial statements. The Notes are unsecured general obligations and are subordinated to all senior indebtedness and to any existing and future indebtedness of the Company's subsidiaries.

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

     Scheduled maturities of indebtedness for the next five years are zero for 1998 and 1999 and $48.0 million in 2000, and zero in 2001 and 2002. The long-term portions of the credit facilities are scheduled to expire in 2000. It is management's intent to review both the short-term and long-term facilities and extend the maturities on a regular basis; however, there can be no assurance that the Company will be able to do so.

     Cash payments for interest totaled $7.0 million and $6.1 million for the three months ended March 31, 1997 and 1998.

(5)  STOCKHOLDERS' EQUITY

     A total of 40.0 million common shares, $.01 par value, are authorized of which 16.2 million were issued and outstanding at March 31, 1998. The Company issued 6.0 million common shares and 3.0 million five year common stock warrants exercisable at $12.50 (which expire in May 2001), in exchange for all of the outstanding stock of Gerrity upon consummation of the Gerrity Acquisition. Subsequent to the acquisition date, the Company has repurchased 4,721,200 shares of common stock (including the 3.0 million common shares repurchased from SOCO in conjunction with the redistribution of SOCO's majority ownership in October
1997), 125,682 shares of 7.125% preferred stock, 500,000 warrants issued to Gerrity's former chief executive officer, and 80,549 five year common stock warrants for total consideration of $46.0 million. Prior to December 1997, no dividends had been paid on common stock. A cash dividend of one cent per common share was declared and paid in December 1997 and March 1998.

     A total of 5.0 million preferred shares, $.01 par value, are authorized. At March 31, 1998, the Company had two issues of preferred stock outstanding consisting of 1,467,926 shares of 7.125% preferred and 1,660,993 shares of 8.50% preferred.

     In May 1996, 1.2 million shares of 7.125% preferred stock were issued to certain Gerrity preferred shareholders electing to exchange their preferred shares (the "Original Exchange Offer"). There were no proceeds received related to this issuance. In October 1996, Gerrity's certificate of incorporation was amended to provide that all remaining shares of Gerrity's preferred stock be exchanged for 7.125% preferred shares on the same terms as the Original Exchange Offer. This exchange resulted in the issuance of an additional 389,000 preferred shares. Each share of 7.125% preferred stock is convertible into common stock at any time at $8.61 per share, or 2.9036 common shares. The 7.125% preferred stock pays quarterly cash dividends, when declared by the Board of Directors, based on an annual rate of $1.78 per share. The 7.125% preferred stock is redeemable at the option of the Company at any time after May 2, 1998 if the average closing price of the common stock for 20 of the 30 days prior to not less than five days preceding the redemption date is greater than $12.92 per share or at any time after May 2, 1999 at an initial call price of $26.25 per share. The liquidation preference of the 7.125% preferred stock is $25 per share, plus accrued and unpaid dividends. As of March 31, 1998, there were 1,467,926 7.125% preferred shares outstanding with an aggregate liquidation preference of $36.7 million. The 7.125% preferred stock is listed on the New York Stock Exchange. Holders of the 7.125% preferred stock are not generally entitled to vote, except with respect to certain limited matters. The Company paid $710,000 and $654,000 ($.4453 per 7.125% convertible preferred share) in preferred dividends during the three months ended March 31, 1997 and 1998, and had accrued an additional $330,000, and $327,000 at March 31, 1997 and 1998, respectively, for dividends.

     In October 1997, 1.6 million shares of 8.50% preferred stock and 160,000 common shares were issued to a group of private investors for $40.0 million.
The investors agreed not to sell, transfer or dispose of any shares of the 8.50% preferred prior to October 1999. Each share of the 8.50% preferred stock is convertible into common stock at any time at $9.50 per share or 2.6316 common shares. The 8.50 % preferred stock pays quarterly dividends, when declared by the Board of Directors, and are payable in-kind ("PIK Dividend") until October 1999, and in cash thereafter. The 8.50% preferred stock is redeemable at the option of the Company at any time after October 2000 at 106% of its stated value declining by 2% per annum thereafter. The liquidation preference is $25 per share, plus accrued and unpaid dividends. As of March 31, 1998, there were 1,660,993 8.50% preferred shares outstanding with an aggregate liquidation preference of $41.5 million. The 8.50% preferred is privately held. Holders of the 8.50% preferred are entitled to vote with the common stock, based upon the number of shares of common stock into which the shares of 8.50% preferred stock are convertible. The Company paid $864,000 in PIK Dividends (issued an additional 34,556 8.50% preferred shares) during the quarter ended March 31, 1998.

     The Company adopted Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings per Share" during 1997. SFAS 128 specifies computation, presentation and disclosure requirements for earnings per share for entities with publicly held common stock or potential common stock. All prior period earnings per share amounts have been restated in accordance with SFAS 128.

     In accordance with SFAS 128, the Company computed the net income (loss) per share by dividing the net income (loss), less dividends and accretion on preferred stock, by the weighted average common shares outstanding during the period. Net income (loss) applicable to common for the three months ended March 31, 1997 and 1998, was $5,579,000 and ($1,261,000), respectively.

     Diluted net income (loss) per share was computed by dividing the net income
(loss), less dividends and accretion on preferred stock, by weighted average common shares outstanding during the period and all dilutive potential shares outstanding (zero for three months ended March 31, 1997 and 1998, respectively). The 7.125% and 8.50% preferred stock potential common stock equivalents and $12.50 common stock warrants and stock options were anti-dilutive for all periods presented. Net income (loss) per common share and diluted net income
(loss) per common share were the same for all periods presented.

(6)  EMPLOYEE BENEFIT PLANS

401(k) Savings

     The Company has a 401(k) profit sharing and savings plan (the "401(k) Plan"). The initial 401(k) Plan was established in May 1996. In conjunction with the sale of SOCO's majority ownership of the Company in October 1997, a new plan was adopted effective January 1, 1997. Eligible employees may make voluntary contributions to the 401(k) Plan. The amount of employee contributions is limited as specified in the 401(k) Plan. The Company may, at its discretion, make additional matching or profit sharing contributions to the 401(k) Plan. The Company has historically made profit sharing contributions to the 401(k) Plan, which totaled $453,000 for 1997. The 1997 profit sharing contribution was made in shares of the Company's common stock (59,901 shares).

Stock Purchase Plan

     In February 1998, the Company adopted a stock purchase plan ("Stock Purchase Plan"). Pursuant to the Stock Purchase Plan, certain officers, directors and managers are eligible to purchase shares of common stock at prices ranging from 50% to 85% of the closing price of the stock on the trading day prior to the date of purchase ("Closing Price"). In addition, employee participants may be granted the right to purchase shares pursuant to the Stock Purchase Plan with all or a part of their salary and bonus. A total of 500,000 shares of common stock are reserved for possible purchase under the Stock Purchase Plan. In February 1998, the Board of Directors approved 137,500 common shares (exclusive of shares available for purchase with participants salaries and bonuses) for possible purchase by participants at 75% of the

Closing Price during the current Plan Year as defined in the Stock Purchase Plan. As of March 31, 1998, participants have purchased 161,712 shares of common stock, including 76,712 shares purchased with participant's 1997 bonuses, at prices ranging from $6.94 to $7.13 per share ($5.20 to $5.34 net price per share), resulting in cash proceeds to the Company of $849,000. The Company recorded non-cash general and administrative expenses of $113,000 associated with these purchases in the first quarter of 1998.

Stock Option and Award Plans

     In 1996, the shareholders adopted a stock option plan for employees providing for the issuance of options at prices not less than fair market value. Options to acquire up to three million shares of common stock may be outstanding at any given time. The specific terms of grant and exercise are determinable by a committee of independent members of the Board of Directors. A total of 512,000 options were issued in May 1996, with an exercise price of $7.75 per common share, 271,000 options were issued in February 1997, with an exercise price of $9.25 per common share, 485,000 options were issued in February1998 and 96,000 in March 1998, with exercise prices of $7.06 and $6.88 per common share, respectively. The options vest over a three-year period (30%, 60%, 100%) and expire five years from date of grant. In addition, 250,000 fully vested five year options were granted in October 1997 at an exercise price of $9.875.

     In 1996, the shareholders adopted a stock grant and option plan (the "Directors' Plan") for nonemployee Directors. The Directors' Plan provides for each eligible Director to receive common shares having a market value equal to $2,500 quarterly in payment of one-half their retainer. A total of 3,632 shares were issued in 1996, 4,512 shares were issued in 1997 and 2,184 shares were issued in the first quarter of 1998. It also provides for 5,000 options to be granted annually to each eligible Director. A total of 20,000 options were issued in May 1996, with an exercise price of $7.75 per common share and 20,000 options were issued in May 1997, with an exercise price of $8.625. In addition, 10,000 options were issued in October 1997 with an exercise price of $10.313 and 10,000 options were issued in January 1998 with an exercise price of $7.19. The options vest over a three-year period (30%, 60%, 100%) and expire five years from date of grant.

     In October 1997, the shareholders approved a special stock grant and purchase plan for certain officers and managers ("Management Investors") in conjunction with the redistribution of SOCO's majority ownership of the Company. The plan, which was amended effective December 31, 1997, provided for the grant of 496,250 restricted common shares, net of forfeitures, to the Management Investors. These shares will vest at 25% per year on January 1, 1998, 1999, 2000 and 2001. The Company recognized $2.0 million of non-cash general and administrative expenses in 1997 with respect to the stock grant. The non-vested granted common shares have been recorded as Deferred Compensation in the equity section of the accompanying consolidated balance sheets. The Management Investors simultaneously purchased 303,797 common shares from the Company at $9.875 per share. A portion of this purchase ($850,000) was financed by the Company. See Note (9).

     In conjunction with the appointment of a new President in March 1998, the President was included in the stock grant and purchase plans. He was granted 100,000 restricted common shares that will vest at 33% per year in March 1999, 2000 and 2001. The non-vested granted common shares have been recorded as Deferred Compensation in the equity section of the accompanying consolidated balance sheets. The President simultaneously purchased 100,000 common shares from the Company at $6.875 per share. A portion of this purchase ($584,000) was financed by the Company. See Note (9).

     The Company recognized $293,000 of non-cash general and administrative expenses in the first quarter of 1998 with respect to the stock grants.

(7) FEDERAL INCOME TAXES

    Prior to the Gerrity Acquisition, the Company had been included SOCO's consolidated tax. Current and deferred income tax provisions allocated by SOCO were determined as though the Company filed as an independent company, making the same tax return elections used in SOCO's consolidated return. Since the Gerrity Acquisition, the Company has filed its own tax returns.

    The reconciliation of the federal statutory rate to the Company's effective tax rate for the three months ended March 31, 1997 and 1998 is as follows:

                                                             1997     1998
                                                            ------   ------
   Federal statutory rate..................................   35%      35%
   Utilization of net deferred tax asset...................  (35%)    (35%)
                                                             -----    -----
   Effective income tax rate...............................     -        -
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

(8) MAJOR CUSTOMERS

    During the three months ended March 31, 1997 and 1998, Duke Energy Field Services, Inc. accounted for 40% and 39%, Amoco Production Company accounted for 14% and 13% and Enron Capital & Trade Resources accounted for zero and 12%, of oil and gas sales, respectively. Management believes that the loss of any individual purchaser would not have a long-term material adverse impact on its financial position or results of operations.

(9) RELATED PARTY

    Prior to the Gerrity Acquisition, the Company did not have its own employees. Employees, certain office space and furniture, fixtures and equipment were provided by SOCO. SOCO allocated general and administrative expenses to the Company based on its estimate of expenditures incurred on behalf of the Company. Subsequent to the Gerrity Acquisition, certain field, administrative and executive employees of SOCO and Gerrity became employees of the Company. SOCO has agreed to provide certain services to Patina under a corporate services agreement through September 1998. However, by the end of the second quarter 1998, the Company does not expect to utilize any corporate services from SOCO. During the three months ended March 31, 1997 and 1998, the Company paid approximately $480,000 and $203,000 to SOCO under the corporate services agreement.

    In October 1997, certain officers and managers purchased 303,797 common shares at $9.875 per share from the Company. A portion of this purchase ($850,000) was financed by the Company through the issuance of 8.50% recourse notes. These notes are secured by the common stock purchased (101,265 shares) and additional common shares granted (146,250 shares) to the respective officers and managers. Interest is due annually and the notes mature in January 2001. These notes have been reflected as Other Assets in the accompanying consolidated balance sheets.

     In conjunction with the appointment of the new President of the Company in March 1998, the President purchased 100,000 shares of common stock at $6.875 per share. The Company loaned the President $584,000, or 85% of the purchase price, represented by a recourse promissory note that bears interest at 8.5% per annum payable each March 31 until the note is paid. The note matures in March 2001 and is secured by all of the shares purchased and granted to him in connection with his employment with the Company.

(10) COMMITMENTS AND CONTINGENCIES

     The Company leases office space and certain equipment under non-cancelable operating leases. Future minimum lease payments under such leases approximate $500,000 per year from 1998 through 2002.

     In March 1996, a complaint was filed in the Court of Chancery for the State of Delaware against Gerrity and each of its directors, Brickell Partners v. Gerrity Oil & Gas Corporation, C.A. No. 14888 (Del. Ch.). The complaint alleges that the "action is brought (a) to restrain defendants from consummating the Gerrity Acquisition which will benefit the holders of Gerrity's common stock at the expense of the holders of Gerrity's preferred stock and (b) to obtain a declaration that the terms of the proposed Gerrity Acquisition constitute a breach of the contractual rights of the preferred." The complaint sought, among other things, certification as a class action on behalf of all holders of Gerrity's preferred stock, a declaration that the defendants have committed an abuse of trust and have breached their fiduciary and contractual duties, an injunction enjoining the Gerrity Acquisition and money damages. In April 1996, the defendants were granted an indefinite extension of time in which to answer the complaint and no answer has been filed to date. In February 1997, the attorney for the plaintiff filed a Status Report with the court stating "Case has been mooted. Plaintiff is preparing an application for counsel fees." No such application was filed. In November 1997, the plaintiff filed an amended complaint. The amended complaint realleges the substance of the original complaint and includes an allegation that the defendants coerced the holders of the Gerrity preferred stock into exchanging their stock for the 7.125% Preferred Stock of the Company. The amended complaint also alleges the defendants participated in a scheme to eliminate the outstanding Gerrity preferred by forcing the exchange of those shares for shares of the Company's preferred in October 1996. The amended complaint seeks rescission of the transactions described in the complaint or money damages if rescission is impractical. On January 5, 1998, defendants filed a motion to dismiss the amended complaint. No further action has been taken with respect to the case. Defendants believe that the amended complaint is without merit and intend to vigorously defend against this action. At this time, the Company is unable to estimate the range of potential loss, if any, from this uncertainty. However, the Company believes the resolution of this uncertainty should not have a material adverse effect upon the Company's financial position, although an unfavorable outcome in any reporting period could have a material adverse effect on results for that period.

     The Company is a party to various other lawsuits incidental to its business, none of which are anticipated to have a material adverse impact on its financial position or results of operations.

                         PATINA OIL & GAS CORPORATION
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

   Three months ended March 31, 1998 compared to three months ended March 31, 1997. Revenues for the first quarter of 1998 totaled $20.6 million, a 30% decrease from the prior year period. The decrease was due primarily to lower oil and gas prices and, to a lesser extent, lower production. Net income in the first quarter 1998 fell to $304,000 from $6.3 million in the first quarter 1997. The decrease was primarily attributed to lower prices.

   Average daily production for the first quarter totaled 4,885 barrels and 69.4 MMcf (98.7 MMcfe), decreases of 8% and 6%, respectively, from the same period in 1997. Nine wells and 21 recompletions and refracs were placed on production during the quarter, compared to 17 wells and 23 recompletions and refracs in the same period of 1997. The Company's current development activity, the benefits of certain minor acquisitions and continued success with the production enhancement program should result in a reduction or elimination of the production decline by late 1998. The decision to increase development activity is heavily dependent on the prices being received for production.

   Average oil prices decreased from $21.56 per barrel in the first quarter of 1997 to $15.35 in 1998. Average natural gas prices decreased from $2.87 per Mcf for the first quarter of 1997 to $2.18 in 1998. The average oil price includes hedging losses in the first quarter 1997 of $113,000 ($0.23 per barrel) and hedging income of $285,000 ($0.65 per barrel) in 1998. The decrease in natural gas prices was primarily the result of the decrease in the average CIG and PEPL indexes for the first quarter 1998 compared to 1997 and lower natural gas liquids prices. The average natural gas prices for the three months ended March 31, 1997 and 1998 include hedging income of $1.6 million ($0.24 per Mcf) and $836,000 ($0.13 per Mcf). Direct operating expenses totaled $4.6 million for the quarter compared to $5.0 million in the prior year period ($0.52 per Mcfe in both periods).

   General and administrative expenses, net of third party reimbursements, for the first quarter of 1998 totaled $1.8 million, a $499,000 increase from the same period in 1997. Over 80% of the increase was attributed to the expensing of $293,000 related to the common stock grants awarded to the officers and managers of the Company in conjunction with the redistribution of SOCO's majority ownership of the Company and $113,000 related to the stock purchase plan.

   Interest and other expenses fell to $3.3 million in the first quarter of 1998, a 25% decline from the prior year period. Interest expense decreased as a result of lower average debt levels. Since March 31, 1997, the Company has paid down $42.9 million of debt. The Company's average interest rate for the quarter was 10.3% compared to 9.5% in 1997. The increase in the average interest rate reflects the sharp reduction in bank debt. The 11.75% Subordinated Notes have not been significantly reduced.

   Depletion, depreciation and amortization expense for the first quarter of 1998 totaled $10.5 million, a decrease of $1.9 million or 15% from the 1997 level. Depletion expense totaled $10.4 million or $1.17 per Mcfe, for first quarter 1998 compared to $11.4 million or $1.19 per Mcfe for first quarter 1997. The decrease in expense resulted from lower oil and natural gas production. Depreciation and amortization expense for the three months ended March 31, 1998 totaled $169,000, or $0.02 per Mcfe compared to $1.1 million, or per Mcfe $0.11 per Mcfe for the three months ended March 31, 1997. Amortization expense included $1.0 million in the first quarter of 1997 related to the expensing of a noncompete agreement.

DEVELOPMENT, ACQUISITION AND EXPLORATION

   During the first quarter of 1998, the Company incurred $5.0 million in capital expenditures, with development expenditures comprising $4.7 million. During the period, the Company successfully drilled five wells, was in the process of drilling one additional well, recompleted eight wells and refraced 14 wells. The Company anticipates incurring approximately $17.0 million on the further development of its properties in the remainder of 1998.

FINANCIAL CONDITION AND CAPITAL RESOURCES

   At March 31, 1998, the Company had $363.0 million of assets. Total capitalization was $330.9 million, of which 56% was represented by stockholders' equity, 15% by senior debt and 29% by subordinated debt. During the quarter, net cash provided by operations totaled $6.5 million, as compared to $24.0 million in first quarter of 1997. At March 31, 1998, there were no significant commitments for capital expenditures. The Company anticipates 1998 capital expenditures, exclusive of acquisitions, will approximate $22.0 million. Based on current projections, this will allow for a reduction of indebtedness, provide funds to pursue acquisitions or additional security repurchases. The level of these and other future expenditures is largely discretionary, and the amount of funds devoted to any particular activity may increase or decrease significantly, depending on available opportunities and market conditions. The Company plans to finance its ongoing development, acquisition and exploration expenditures using internal cash flow, proceeds from asset sales and bank borrowings. In addition, joint ventures or future public and private offerings of debt or equity securities may be utilized.

   The Company entered into an amended Credit Agreement in April 1997. The Credit Agreement consists of a revolving credit facility in an aggregate amount up to $140.0 million. The amount available under the revolving credit facility is adjusted semiannually and equaled $100.0 million at March 31, 1998, with $48.0 million outstanding at that time.

   The Credit Agreement contains certain financial covenants, including but not limited to, a maximum total debt to capitalization ratio, a maximum total debt to EBITDA ratio, a minimum current ratio and various other negative covenants that could limit the Company's ability to incur other debt, consummate acquisitions, dispose of assets, pay dividends or repurchase securities. Borrowings under the Credit Agreement mature in 2000, but may be prepaid at anytime. The Company has periodically negotiated extensions of the Credit Agreement; however, there is no assurance the Company will be able to do so in the future. The Company had a restricted payment basket of $13.8 million as of March 31, 1998, which may be used to repurchase common stock, preferred stock and warrants and pay dividends on its common stock.

   The Company had $96.5 million of 11.75% Senior Subordinated Notes due July 15, 2004 outstanding on March 31, 1998. The Notes have been reflected in the accompanying financial statements at a book value of 105.875% of their principal amount ($91.2 million of principal amount outstanding as of March 31, 1998). The Notes are redeemable at the option of the Company, in whole or in part, at any time on or after July 15, 1999 at 105.875% of their principal amount. The Notes are unsecured general obligations and are subordinated to all senior indebtedness and to any existing and future indebtedness of the Company's subsidiaries.

   In October 1997, a series of transactions took place that eliminated SOCO's majority ownership in the Company. The transactions included: (i) the sale by SOCO of 10.9 million common shares of its Patina stock in a public offering,
(ii) the repurchase by the Company of SOCO's remaining 3.0 million common shares, (iii) the sale by the Company of $40.0 million of 8.50% convertible preferred stock and the issuance of 160,000 common shares to certain institutional investors and (iv) the sale of 303,797 common shares at $9.875 per share and the grant of 496,250 restricted common shares by the Company to certain officers and managers. As a result of these transactions, SOCO no longer has any ownership in the Company.

   In conjunction with the appointment of a new President of the Company in March 1998, the President purchased 100,000 shares of Common Stock at $6.875 per share. The Company loaned the President $584,000, or 85% of the purchase price, represented by a recourse promissory note that bears interest at 8.5% per annum payable each March 31 until the note is paid. The note matures in March 2001 and is secured by all of the shares purchased and granted to him in connection with his employment with the Company

   The Company has entered into arrangements to monetize its Section 29 tax credits. These arrangements result in revenue increases of approximately $0.40 per Mcf on production volumes from qualified Section 29 properties. As a result, the Company recognized additional natural gas revenues of $519,000 and $533,000 during the three months ended March 31, 1997 and 1998, respectively. These arrangements are expected to increase revenues through 2002.

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

   The Company believes that available borrowings under the Credit Agreement and the Company's cash on hand will be sufficient to cover its working capital, capital expenditures, planned development activities and debt service requirements for the next 12 months. In connection with consummating any significant acquisition, the Company will require additional debt or equity financing, which may not be available on terms that are acceptable to the Company.

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

   Statements that are not historical facts contained in this report are forward-looking statements that involve risks and uncertainties that could cause actual results to differ from projected results. Such statements address activities, events or developments that the Company expects, believes, projects, intends or anticipates will or may occur, including such matters as future capital, development and exploration expenditures (including the amount and nature thereof), drilling of wells, reserve estimates (including estimates of future net revenues associated with such reserves and the present value of such future net revenues), future production of oil and natural gas, business strategies, expansion and growth of the Company's operations, cash flow and anticipated liquidity, prospect development and property acquisition, obtaining financial or industry partners for prospect or program development, or marketing of oil and natural gas. Factors that could cause actual results to differ materially ("Cautionary Disclosures") are described, among other places, in the Marketing, Competition, and Regulation sections in the Company's Annual Report on Form 10-K for the year ended December 31, 1997 and under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations." Without limiting the Cautionary Disclosures so described, Cautionary Disclosures include, among others: general economic conditions, the market price of oil and natural gas, the risks associated with exploration, the Company's ability to find, acquire, market, develop and produce new properties, operating hazards attendant to the oil and natural gas business, uncertainties in the estimation of proved reserves and in the projection of future rates of production and timing of development expenditures, the strength and financial resources of the Company's competitors, the Company's ability to find and retain skilled personnel, climatic conditions, labor relations, availability and cost of material and equipment, environmental risks, the results of financing efforts, and regulatory developments. All written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Disclosures. The Company disclaims any obligation to update or revise any forward-looking statement to reflect events or circumstances occurring hereafter or to reflect the occurrence of anticipated or unanticipated events.

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

     The Company is currently being provided certain interim computer processing services by SOCO. These services are not expected to be utilized after June 1998. The Company is in the process of purchasing and converting to its own in-house computer system. In conjunction with this process, the Company is taking steps to identify, correct or reprogram and test its existing systems for Year 2000 compliance. It is anticipated that all new systems, upgrades and reprogramming efforts will be completed by mid 1998, allowing adequate time for testing. As such, management believes the Year 2000 issues can be mitigated without a significant potential effect on the Company's financial position or operations. However, given the complexity of the Year 2000 issue, there can be no assurance that the Company will be able to address the problem without costs and uncertainties that might affect future financial results or cause reported financial information not to be necessarily indicative of future operating results or future financial condition.

INFLATION AND CHANGES IN PRICES

   While certain of its costs are affected by general inflation, factors unique to the oil and gas industry result in independent price fluctuations. Over the past five years, significant fluctuations have occurred in oil and natural gas prices. Although it is difficult to estimate future prices of oil and natural gas, price fluctuations have had, and will continue to have, a material effect on the Company.

   The following table indicates the average oil and natural gas prices received over the last five years and highlights the price fluctuations by quarter for 1997 and 1998. Average price computations exclude hedging gains and losses and other nonrecurring items to provide comparability. Average prices per Mcfe indicate the composite impact of changes in oil and natural gas prices. Oil production is converted to natural gas equivalents at the rate of one barrel per six Mcf.

                                              Average Prices
                                     ---------------------------------------
                                                 Natural     Equivalent
                                       Oil         Gas           Mcf
                                       ---         ---           ---
                                    (Per Bbl)   (Per Mcf)    (Per Mcfe)
          Annual
          ------
          1993....................    $15.87      $2.08         $2.22
          1994....................     14.84       1.70          1.94
          1995....................     16.43       1.34          1.73
          1996....................     20.47       1.99          2.41
          1997....................     19.54       2.25          2.55

          Quarterly
          ---------

          1997
          ----
          First...................    $21.79      $2.63         $2.93
          Second..................     19.09       1.85          2.26
          Third...................     18.53       1.92          2.26
          Fourth..................     18.80       2.61          2.76

          1998
          ----
          First.......                $14.70      $2.04         $2.16

PART II. OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

      Information with respect to this item is incorporated by reference from Notes to Consolidated Financial Statements in Part 1 of this report.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-k

 (a)  Exhibits -

      10.11 Stock Purchase Agreement dated March 16, 1998 by and between the Company and Jay W. Decker.

      10.12 Restricted Stock Agreement dated March 16, 1998 by and between the Company and Jay W. Decker.

      27     Financial Data Schedule

 (b) No reports on Form 8-K were filled by Registrant during the quarter ended March 31, 1998.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    PATINA OIL & GAS CORPORATION


                              BY    /s/ David J. Kornder
                                    --------------------------------------------

                                    David J. Kornder, Vice President and Chief
                                    Financial Officer


May 5, 1998