Form 10-Q
period 1998-06-30
PATINA OIL & GAS CORP
filed 1998-08-06
CIK 1006264

================================================================================


                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                             ____________________


                                   FORM 10-Q

(Mark one)


[X]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended June 30, 1998


                                    OR


[_]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                For the transition period from _______to_______


                        Commission file number 1-14344


                        ------------------------------


                         PATINA OIL & GAS CORPORATION
            (Exact name of registrant as specified in its charter)

            Delaware                                     75-2629477
  (State or other jurisdiction of                      (IRS Employer
   incorporation or organization)                    Identification No.)


            1625 Broadway
           Denver, Colorado                                 80202
(Address of principal executive offices)                  (zip code)


       Registrant's telephone number, including area code (303) 389-3600

                 Title of class                 Name of exchange on which listed

         ------------------------------           ------------------------------
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

Yes      X       No
    -----------     -----------.


  There were 15,994,491 shares of common stock outstanding on August 5, 1998.


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

                         PATINA OIL & GAS CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                                (IN THOUSANDS)

                                                         DECEMBER 31,     JUNE 30,
                                                             1997           1998
                                                         ------------    ---------
                                                                        (UNAUDITED)
                                    ASSETS
Current assets
  Cash and equivalents                                      $  12,609    $  12,575
  Accounts receivable                                          15,307        5,904
  Inventory and other                                           3,152        3,171
                                                            ---------    ---------
                                                               31,068       21,650
                                                            ---------    ---------

Oil and gas properties, successful efforts method             575,508      586,434
  Accumulated depletion, depreciation and amortization       (232,675)    (253,073)
                                                            ---------    ---------
                                                              342,833      333,361
                                                            ---------    ---------

Gas facilities and other                                        5,930        6,563

  Accumulated depreciation                                     (3,807)      (4,169)
                                                            ---------    ---------
                                                                2,123        2,394
                                                            ---------    ---------

Other assets, net                                                 851        1,435
                                                            ---------    ---------
                                                            $ 376,875    $ 358,840
                                                            =========    =========

                                 LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Accounts payable                                            $20,451      $17,550
  Accrued liabilities                                           9,846        7,517
                                                            ---------    ---------
                                                               30,297       25,067
                                                            ---------    ---------

Senior debt                                                    49,000       47,000
Subordinated notes                                             97,435       96,222
Other noncurrent liabilities                                   11,702        7,075

Commitments and contingencies

Stockholders' equity
  Preferred Stock, $.01 par, 5,000,000 shares
    authorized, 3,094,363 and 3,164,213 shares issued
    and outstanding                                                31           32
  Common Stock, $.01 par, 100,000,000 shares
    authorized, 16,450,425 and 16,079,491 shares
    issued and outstanding                                        165          161
  Capital in excess of par value                              208,525      208,161
  Deferred compensation                                        (1,828)      (1,749)
  Retained earnings (deficit)                                 (18,452)     (23,129)
                                                            ---------    ---------
                                                              188,441      183,476
                                                            ---------    ---------
                                                            $ 376,875     $358,840
                                                            =========    =========

       The accompanying notes are an integral part of these statements.

                         PATINA OIL & GAS CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS EXCEPT PER SHARE DATA)

                                                    THREE MONTHS               SIX MONTHS
                                                   Ended June 30,            ENDED JUNE 30,
                                                 ------------------        ------------------
                                                 1997          1998        1997          1998
                                                 ----          ----        ----          ----
                                                                 (UNAUDITED)
Revenues
  Oil and gas sales                            $ 22,672      $ 17,455      $ 52,113    $ 37,798
  Other                                             182           872           227       1,166
                                               --------      --------      --------    --------
                                                 22,854        18,327        52,340      38,964
                                               --------      --------      --------    --------
Expenses
  Direct operating                                4,347         4,258         9,322       8,895
  Exploration                                         3            (5)           62          18
  General and administrative                      1,284         1,998         2,611       3,824
  Interest and other                              4,044         3,355         8,485       6,664
  Depletion, depreciation and amortization       12,348        10,222        24,776      20,760
                                               --------      --------      --------    --------

Income (loss) before taxes                          828        (1,501)        7,084      (1,197)
                                               --------      --------      --------    --------

Provision (benefit) for income taxes
  Current                                             -             -             -           -
  Deferred                                            -             -             -           -
                                               --------      --------      --------    --------
                                                      -             -             -           -
                                               --------      --------      --------    --------

Net income (loss)                              $    828      $ (1,501)     $  7,084    $ (1,197)
                                               ========      ========      ========    ========

Net income (loss) per common share             $   0.01      $  (0.19)     $   0.30    $  (0.27)
                                               ========      ========      ========    ========

Weighted average shares outstanding              18,910        16,140        18,921      16,210




       The accompanying notes are an integral part of these statements.

                         PATINA OIL & GAS CORPORATION

                     CONSOLIDATED STATEMENTS OF CHANGES IN
                             STOCKHOLDERS' EQUITY
                                (IN THOUSANDS)

                                      Preferred Stock         Common Stock     Capital in               Retained
                                     ------------------     ----------------   Excess of    Deferred    Earnings
                                     Shares      Amount     Shares    Amount   Par Value  Compensation  (Deficit)
                                     ------      ------     ------    ------   ---------  ------------  ---------
Balance, December 31, 1996            1,594       $16        18,887    $189     $194,066   $     -       $  1,965

Repurchase of common and preferred     (126)       (1)       (3,101)    (31)     (32,723)        -              -

Issuance of common                        -         -           664       7        7,958    (1,828)             -

Issuance of preferred                 1,600        16             -       -       38,516         -              -

Preferred dividends and accretion        26         -             -       -          708         -         (3,346)

Common dividends                          -         -             -       -            -         -           (168)

Net loss                                  -         -             -       -            -         -        (16,903)
                                      -----      ----        ------    ----     --------   -------       --------

Balance, December 31, 1997            3,094        31        16,450     165      208,525    (1,828)       (18,452)

Repurchase of common                      -         -          (716)     (7)      (4,969)        -              -

Issuance of common                        -         -           345       3        2,765      (687)             -

Preferred dividends and accretion        70         1             -       -        1,840         -         (3,148)

Common dividends                          -         -             -       -            -         -           (332)

Net loss                                  -         -             -       -            -       766         (1,197)
                                      -----      ----        ------    ----     --------   -------       --------

Balance, June 30, 1998 (Unaudited)    3,164       $32        16,079    $161     $208,161   $(1,749)      $(23,129)
                                      =====      ====        ======    ====     ========   =======       ========

       The accompanying notes are an integral part of these statements.


                         PATINA OIL & GAS CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)


                                                                Six Months Ended June 30,
                                                                -------------------------
                                                                  1997             1998
                                                                  ----             ----
                                                                        (UNAUDITED)
Operating activities
  Net income (loss)                                              $ 7,084          $(1,197)
  Adjustments to reconcile net income (loss) to net
     cash provided by operations
          Exploration expense                                         62               18
          Depletion, depreciation and amortization                24,776           20,760
          Deferred compensation expense                                -              766
          Amortization of deferred credits                             -             (260)
          Changes in current and other assets and liabilities
             Decrease in
                 Accounts receivable                               4,015            9,403
                 Inventory and other                                  52              316
             Increase (decrease) in
                 Accounts payable                                  4,042           (2,901)
                 Accrued liabilities                              (2,313)          (2,329)
                 Other liabilities                                (4,237)          (4,563)
                                                                 -------          -------

          Net cash provided by operations                         33,481           20,013
                                                                 -------          -------

Investing activities
  Acquisition, development and exploration                        (8,348)         (11,566)
  Other                                                                -             (228)
                                                                 -------          -------

          Net cash used by investing                              (8,348)         (11,794)
                                                                 -------          -------

Financing activities
  Decrease in indebtedness                                       (14,909)          (3,213)
  Deferred credits                                                     -              267
  Issuance of common stock                                             -            1,308
  Repurchase of common stock and preferred stock                  (4,479)          (4,976)
  Preferred dividends                                             (1,330)          (1,307)
  Common dividends                                                     -             (332)
                                                                 -------           ------

          Net cash used by financing                             (20,718)          (8,253)
                                                                 -------         --------

Increase (decrease) in cash                                        4,415              (34)
Cash and equivalents, beginning of period                          6,153           12,609
                                                                 -------          -------
Cash and equivalents, end of period                              $10,568          $12,575
                                                                 =======          =======




       The accompanying notes are an integral part of these statements.

                         PATINA OIL & GAS CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)  ORGANIZATION AND NATURE OF BUSINESS

     Patina Oil & Gas Corporation (the "Company" or "Patina"), a Delaware corporation, was incorporated in early 1996 to hold the assets and operations of Snyder Oil Corporation ("SOCO") in the Wattenberg Field and to facilitate the acquisition of Gerrity Oil & Gas Corporation ("Gerrity"). In May 1996, SOCO contributed its Wattenberg assets to the Company in exchange for 14.0 million common shares and Gerrity merged into a wholly owned subsidiary of the Company ("Gerrity Acquisition"). Gerrity was subsequently merged into the Company. The Gerrity Acquisition was accounted for as a purchase. The amounts and results of operations of the Company for periods prior to the Gerrity Acquisition include the historical amounts and results of SOCO's Wattenberg operations. The Company's operations currently consist of the acquisition, development, exploitation and production of oil and natural gas properties in the Wattenberg Field of Colorado's D-J Basin.

     In October 1997, a series of transactions took place that eliminated SOCO's ownership in the Company. The transactions included: (i) the sale by SOCO of
10.9 million common shares of its Patina stock in a public offering, (ii) the repurchase by the Company of SOCO's remaining 3.0 million common shares, (iii) the sale by the Company of $40.0 million of 8.50% convertible preferred stock and the issuance of 160,000 common shares to certain institutional investors and
(iv) the sale of 303,797 common shares at $9.875 per share and the grant of 496,250 restricted common shares by the Company to certain officers and managers. As a result of these transactions, SOCO no longer has any ownership in the Company.

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Producing Activities

     The Company utilizes the successful efforts method of accounting for its oil and natural gas properties. Leasehold costs are capitalized when incurred. Unproved properties are assessed periodically within specific geographic areas and impairments in value are charged to expense. Exploratory expenses, including geological and geophysical expenses and delay rentals, are charged to expense as incurred. Exploratory drilling costs are initially capitalized, but charged to expense if and when the well is determined to be unsuccessful. Costs of productive wells, unsuccessful developmental wells and productive leases are capitalized and amortized on a unit-of-production basis over the life of the remaining proved or proved developed reserves, as applicable. Oil is converted to natural gas equivalents (Mcfe) at the rate of one barrel to six Mcf. Amortization of capitalized costs has generally been provided over the entire Wattenberg Field as the wells are located in the same reservoirs. No accrual has been provided for estimated future abandonment costs as management estimates that salvage value and payments from surface owners will approximate such costs.

     In 1995, the Company adopted Statement of Financial Accounting Standards No. 121 ("SFAS 121"), "Accounting for the Impairment of Long-Lived Assets." SFAS 121 requires the Company to assess the need for an impairment of capitalized costs of oil and gas properties on a field-by-field basis. During the six months ended June 30, 1997 and 1998, the Company did not provide for any impairments. During the fourth quarter of 1997, the Company recorded an impairment of $26.0 million to oil and gas properties. In applying this statement, the Company determined that the estimated future cash flows (undiscounted and without interest charges) expected to result from these assets, largely proven undeveloped drilling locations, and their disposition was less than the net book value of these assets. The impairment primarily resulted from lower year-end oil and natural gas prices. Changes in the underlying assumptions or the amortization units could result in additional impairments in the future.

Other Assets

   Prior to December 31, 1997, Other Assets reflected the value assigned to a noncompete agreement. The value of this noncompete agreement was fully amortized during 1997. Amortization expense for the six months ended June 30, 1997 was $1.2 million, related entirely to the noncompete agreement. Included in Other Assets at December 31, 1997 and June 30, 1998 is $850,000 and $1,434,000 of
notes receivable from certain officers and managers of the Company.  See Note
(9).

Section 29 Tax Credits

   The Company has entered into arrangements to monetize its Section 29 tax credits. These arrangements result in revenue increases of approximately $0.40 per Mcf on production volumes from qualified Section 29 properties. As a result, the Company recognized additional gas revenues of $942,000 and $1,062,000 during the six months ended June 30, 1997 and 1998, respectively. These arrangements are expected to increase revenues through 2002.

Gas Imbalances

   The Company uses the sales method to account for gas imbalances. Under this method, revenue is recognized based on the cash received rather than the Company's proportionate share of gas produced. Gas imbalances at December 31, 1997 and June 30, 1998 were insignificant.

Financial Instruments

   The book value and estimated fair value of cash and equivalents was $12.6 million at December 31, 1997 and June 30, 1998. The book value and estimated fair value of the Company's senior debt was $49.0 million and $47.0 million at December 31, 1997 and June 30, 1998. The book value of these assets and liabilities approximates fair value due to the short maturity or floating rate structure of these instruments. The book value of the Senior Subordinated Notes ("Subordinated Notes" or "Notes") was $97.4 million and $96.2 million and the estimated fair value was $100.8 million and $99.3 million at December 31, 1997 and June 30, 1998. The fair value of the Notes is estimated based on their price on the New York Stock Exchange.

   From time to time, the Company enters into commodity contracts to hedge the price risk of a portion of its production. Gains and losses on such contracts are deferred and recognized as an adjustment to oil and gas sales revenues in the period in which the physical product to which the contracts relate, is actually sold.

   In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded on the balance sheet as either an asset or liability measured at its fair value. It also requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met.
Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. SFAS 133 is effective for fiscal years beginning after June 15, 1999. We have not yet quantified the impacts of adopting SFAS 133 on our financial statements and have not determined the timing of or method of our adoption of SFAS 133. However, SFAS 133 could increase volatility in earnings and other comprehensive income.

   The Company entered into various swap contracts for oil (NYMEX based) for the first six months of 1997 and 1998. The Company recognized a loss of $53,000 in the six month period ended June 30, 1997 and a gain of $238,000 in the six month period ended June 30, 1998 related to these swap contracts based on settlements during the respective periods. The Company entered into various CIG and PEPL index based swap contracts for natural gas for the six month periods ended June 30, 1997 and 1998. The Company recognized gains of $1.6 million in 1997, and $543,000 in 1998 related to these swap contracts based on settlements during the respective periods.

   As of June 30, 1998, the Company had entered into various CIG and PEPL index based swap contracts for natural gas for the months of July through October 1998. The weighted average natural gas price for the CIG index based contracts is $1.78 for contract volumes of 1,550,000 MMBtu's of natural gas and for the PEPL index based contracts is $2.30 for contract volumes of 232,500 MMBtu's of natural gas. In June 1998, the Company cashed out certain CIG and PEPL index based swap contracts for natural gas for the months of July through September 1998. The Company received cash proceeds of $640,000 related to these contract buyouts which will be recognized as an increase in gas revenues in the respective contract months.

Stock Options and Awards

   The Company accounts for its stock-based compensation plans under the principles prescribed by the Accounting Principles Board's Opinion No. 25 ("APB No. 25"), "Accounting for Stock Issued to Employees." Accordingly, stock options awarded under the Employee Plan and the Non-Employee Directors Plan are considered to be "noncompensatory" and do not result in recognition of compensation expense. However, the restricted stock awarded under the Restricted Stock Plan is considered to be "compensatory" and the Company recognized $766,000 of non-cash general and administrative expenses for the six months ended, June 30, 1998.

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

Supplemental Cash Flow Information

   The Company incurred the following significant non-cash items (in thousands).

                                                             SIX MONTHS ENDED JUNE 30,
                                                             -------------------------
                                                                1997          1998
                                                                ----          ----
   Stock grant award................................              -       $  688,000
   Dividends and accretion - 8.50% preferred stock..              -        1,841,000

   The stock grant award represents 100,000 common shares granted to the new President in conjunction with his appointment in the first quarter of 1998 and has been recorded as Deferred Compensation in the equity section of the accompanying consolidated balance sheets. The Company recognized $766,000 of non-cash general and administrative expenses related to this stock grant and the stock grants awarded to certain officers and managers in the fourth quarter 1997 in conjunction with the redistribution of SOCO's majority ownership of the Company. See Note (9).

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

(3)  OIL AND GAS PROPERTIES

   The cost of oil and gas properties at December 31, 1997 included no significant unevaluated leasehold costs. As of June 30, 1998 oil and gas properties included approximately $500,000 in unevaluated leasehold costs related to a prospect in Wyoming. Acreage generally held for exploration or resale and its value, if any, is excluded from amortization. The following table sets forth costs incurred related to oil and gas properties:

                                                         Six
                                       Year Ended    Months Ended
                                       December 31,     June 30,
                                          1997           1998
                                          ----           ----
                                             (In thousands)

Acquisition...........................  $  2,225       $  2,095
Development...........................    17,013          9,453
Exploration and other.................       131             18
                                        --------       --------
                                        $ 19,369       $ 11,566
                                        ========       ========

(4)  INDEBTEDNESS

     The following indebtedness was outstanding on the respective dates:

                                                December 31,        June 30,
                                                    1997              1998
                                                    ----              ----
                                                        (In thousands)

        Bank facilities.....................      $49,000           $47,000
        Less current portion................            -                 -
                                                  -------           -------

        Senior debt, net....................      $49,000           $47,000
                                                  =======           =======

        Subordinated notes..................      $97,435           $96,222
                                                  =======           =======


     In April 1997, the Company entered into an amended bank Credit Agreement (the "Credit Agreement"). The Credit Agreement is a revolving credit facility in an aggregate amount up to $140.0 million. The amount available under the facility is adjusted semiannually and equaled $90.0 million at June 30, 1998.

     The Company may elect that all or a portion of the credit facility bear interest at a rate equal to: (i) the higher of (a) prime rate or (b) the Federal Funds Effective Rate plus .5%, or (ii) the rate at which Eurodollar deposits for one, two, three or six months (as selected by the Company) are offered in the interbank Eurodollar market plus a margin which fluctuates from 0.625% to 1.125%, determined by a debt to EBITDA ratio. During the first six months of 1998, the average interest rate under the facility approximated 6.7%.

     The Credit Agreement contains certain financial covenants, including but not limited to, a maximum total debt to capitalization ratio, a maximum total debt to EBITDA ratio and a minimum current ratio. The Credit Agreement also contains certain negative covenants, including but not limited to restrictions on indebtedness; certain liens; guaranties, speculative derivatives and other similar obligations; asset dispositions; dividends, loans and advances; creation of subsidiaries; investments; leases; acquisitions; mergers; changes in fiscal year; transactions with affiliates; changes in business conducted; sale and leaseback and operating lease transactions; sale of receivables; prepayment of other indebtedness; amendments to principal documents; negative pledge causes; issuance of securities; and non-speculative commodity hedging. Borrowings under the Credit Agreement mature in 2000, but may be prepaid at anytime. The Company has periodically negotiated extensions of the Credit Agreement; however, there is no assurance the Company will be able to do so in the future. The Company had a restricted payment basket of $12.8 million as of June 30, 1998, which may be used to repurchase common stock, preferred stock and warrants and pay dividends on its common stock.

     In conjunction with the Gerrity Acquisition, the Company assumed $100 million of 11.75% Senior Subordinated Notes due July 15, 2004. Under purchase accounting, the Notes have been reflected in the accompanying financial statements at a book value of 105.875% of their principal amount, their call price as of July 15, 1999. Interest is payable each January 15 and July 15. The Notes are redeemable at the option of the Company, in whole or in part, at any time on or after July 15, 1999, initially at 105.875%, declining to 102.938% on July 15, 2000, and declining to 100% on July 15, 2001. Upon a change of control, as defined in the Notes, the Company is obligated to make an offer to purchase all outstanding Notes at a price of 101% of the principal amount thereof. In addition, the Company would be obligated, subject to certain conditions, to make offers to purchase the Notes with the net cash proceeds of certain asset sales at a price of 101% of the principal amount thereof. Subsequent to the Gerrity Acquisition, the Company repurchased $9.1 million of the Notes, resulting in $90.9 million of principal amount of Notes outstanding. These Notes are reflected at a book value of $96.2 million at June 30, 1998 in the accompanying financial statements. The Notes are unsecured general obligations and are subordinated to all senior indebtedness and to any existing and future indebtedness of the Company's subsidiaries.

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

     Scheduled maturities of indebtedness for the next five years are zero for 1998 and 1999 and $47.0 million in 2000, and zero in 2001 and 2002. The bank credit facility is scheduled to expire in 2000. Management intends to review the facility and extend the maturity on a regular basis; however, there can be no assurance that the Company will be able to do so.

     Cash payments for interest totaled $8.7 million and $6.8 million for the six months ended June 30, 1997 and 1998.

(5)  STOCKHOLDERS' EQUITY

     A total of 100.0 million common shares, $.01 par value, are authorized of which 16.1 million were issued and outstanding at June 30, 1998. The Company issued 6.0 million common shares and 3.0 million five year common stock warrants exercisable at $12.50 (which expire in May 2001), in exchange for all of the outstanding stock of Gerrity upon consummation of the Gerrity Acquisition. Subsequent to the acquisition date, the Company has repurchased 4,932,700 shares of common stock (including the 3.0 million common shares repurchased from SOCO in conjunction with the redistribution of SOCO's majority ownership in October
1997), 125,682 shares of 7.125% preferred stock, 500,000 warrants issued to Gerrity's former chief executive officer, and 80,549 five year common stock warrants for total consideration of $47.6 million. The common stock is listed on the New York Stock Exchange. Prior to December 1997, no dividends had been paid on common stock. A quarterly cash dividend of one cent per common share was initiated in December 1997.

     A total of 5.0 million preferred shares, $.01 par value, are authorized. At June 30, 1998, the Company had two issues of preferred stock outstanding consisting of 1,467,926 shares of 7.125% preferred and 1,696,287 shares of 8.50% preferred.

     In May 1996, 1.2 million shares of 7.125% preferred stock were issued to certain Gerrity preferred shareholders electing to exchange their preferred shares (the "Original Exchange Offer"). There were no proceeds received related to this issuance. In October 1996, Gerrity's certificate of incorporation was amended to provide that all remaining shares of Gerrity's preferred stock be exchanged for 7.125% preferred shares on the same terms as the Original Exchange Offer. This exchange resulted in the issuance of an additional 389,000 preferred shares. Each share of 7.125% preferred stock is convertible into common stock at any time at $8.61 per share, or 2.9036 common shares. The 7.125% preferred stock pays quarterly cash dividends, when declared by the Board of Directors, based on an annual rate of $1.78 per share. The 7.125% preferred stock is redeemable at the option of the Company at any time after May 2, 1998 if the average closing price of the common stock for 20 of the 30 days prior to not less than five days preceding the redemption date is greater than $12.92 per share or at any time after May 2, 1999 at an initial call price of $26.25 per share. The liquidation preference of the 7.125% preferred stock is $25 per share, plus accrued and unpaid dividends. As of June 30, 1998, there were 1,467,926 7.125% preferred shares outstanding with an aggregate liquidation preference of $36.7 million. The 7.125% preferred stock is listed on the New York Stock Exchange. Holders of the 7.125% preferred stock are not generally entitled to vote, except with respect to certain limited matters. The Company paid $1,330,000 and $1,307,000 ($.4453 per 7.125% convertible preferred share) in preferred dividends during the six months ended June 30, 1997 and 1998, and had accrued an additional $327,000 at June 30, 1997 and 1998, respectively, for dividends.

     In October 1997, 1.6 million shares of 8.50% preferred stock and 160,000 common shares were issued to a group of private investors for $40.0 million.
The investors agreed not to sell, transfer or dispose of any shares of the 8.50% preferred prior to October 1999. Each share of the 8.50% preferred stock is convertible into common stock at any time at $9.50 per share or 2.6316 common shares. The 8.50 % preferred stock pays quarterly dividends, when declared by the Board of Directors, and are payable in-kind ("PIK Dividend") until October 1999, and in cash thereafter. The 8.50% preferred stock is redeemable at the option of the Company at any time after October 2000 at 106% of its stated value declining by 2% per annum thereafter. The liquidation preference is $25 per share, plus accrued and unpaid dividends. As of June 30, 1998, there were 1,696,287 8.50% preferred shares outstanding with an aggregate liquidation preference of $42.4 million. The 8.50% preferred is privately held. Holders of the 8.50% preferred are entitled to vote with the common stock, based upon the number of shares of common stock into which the shares of 8.50% preferred stock are convertible. The Company paid $1.7 million in PIK Dividends (issued an additional 69,850 8.50% preferred shares) during the six months ended June 30, 1998.

     The Company adopted Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings per Share" during 1997. SFAS 128 specifies computation, presentation and disclosure requirements for earnings per share for entities with publicly held common stock or potential common stock. All prior period earnings per share amounts have been restated in accordance with SFAS 128.

     In accordance with SFAS 128, the Company computed the net income (loss) per share by dividing the net income (loss), less dividends and accretion on preferred stock, by the weighted average common shares outstanding during the period. Net income (loss) applicable to common for the three months ended June 30, 1997 and 1998, was $174,000 and ($3,084,000), respectively. Net income
(loss) applicable to common for the six months ended June 30, 1997 and 1998, was $5,754,000 and ($4,345,000), respectively.

     Diluted net income (loss) per share was computed by dividing the net income
(loss), less dividends and accretion on preferred stock, by weighted average common shares outstanding during the period and all dilutive potential shares outstanding (zero for three months and six months ended June 30, 1997 and 1998, respectively). The 7.125% and 8.50% preferred stock potential common stock equivalents and $12.50 common stock warrants and stock options were anti-dilutive for all periods presented. Net income (loss) per common share and diluted net income (loss) per common share were the same for all periods presented.

(6)  EMPLOYEE BENEFIT PLANS

401(k) Savings

     The Company has a 401(k) profit sharing and savings plan (the "401(k) Plan"). The initial 401(k) Plan was established in 1996. In conjunction with the sale of SOCO's ownership of the Company in October 1997, a new plan was adopted effective January 1, 1997. Eligible employees may make voluntary contributions to the 401(k) Plan. The amount of employee contributions is limited as specified in the 401(k) Plan. The Company may, at its discretion, make additional matching or profit sharing contributions to the 401(k) Plan. The Company has historically made profit sharing contributions to the 401(k) Plan, which totaled $453,000 for 1997. The 1997 profit sharing contribution was made in shares of common stock (59,901 shares).


Stock Purchase Plan

     In February 1998, the Company adopted and in May 1998, the stockholders approved, a stock purchase plan ("Stock Purchase Plan"). Pursuant to the Stock Purchase Plan, certain officers, directors and managers are eligible to purchase shares of common stock at prices ranging from 50% to 85% of the closing price of the stock on the trading day prior to the date of purchase ("Closing Price").
In addition, employee participants may be granted the right to purchase shares pursuant to the Stock Purchase Plan with all or a part of their salary and bonus. A total of 500,000 shares of common stock are reserved for possible purchase under the Stock Purchase Plan. In 1998, the Board of Directors approved 291,250 common shares (exclusive of shares available for purchase with participants salaries and bonuses) for possible purchase by participants at 75% of the Closing Price during the current Plan Year as defined in the Stock Purchase Plan. As of June 30, 1998, participants have purchased 229,262 shares of common stock, including 76,712 shares purchased with participant's 1997 bonuses, at prices ranging from $6.50 to $7.31 per share ($4.88 to $5.48 net price per share), resulting in cash proceeds to the Company of $1.2 million. The Company recorded non-cash general and administrative expenses of $161,000 associated with these purchases in the first six months of 1998.

Stock Option and Award Plans

     In 1996, the shareholders adopted a stock option plan for employees providing for the issuance of options at prices not less than fair market value. Options to acquire up to three million shares of common stock may be outstanding at any given time. The specific terms of grant and exercise are determinable by a committee of independent members of the Board of Directors. A total of 512,000 options were issued in May 1996, with an exercise price of $7.75 per common share, 271,000 options were issued in February 1997, with an exercise price of $9.25 per common share, 485,000 options were issued in February 1998, 96,000 in March 1998, and 25,000 in May 1998 with exercise prices of $7.06, $6.88 and $7.19 per common share, respectively. The options vest over a three-year period (30%, 60%, 100%) and expire five years from date of grant. In addition, 250,000 fully vested five year options were granted in October 1997 at an exercise price of $9.875.

     In 1996, the shareholders adopted a stock grant and option plan (the "Directors' Plan") for nonemployee Directors. The Directors' Plan provides for each eligible Director to receive common shares having a market value equal to $2,500 quarterly in payment of one-half their retainer. A total of 3,632 shares were issued in 1996, 4,512 shares were issued in 1997 and 4,054 shares were issued in the first six months of 1998. It also provides for 5,000 options to be granted annually to each eligible Director. A total of 20,000 options were issued in May 1996, with an exercise price of $7.75 per common share, 20,000 options were issued in May 1997, with an exercise price of $8.625, and 25,000 options were issued in May 1998, with an exercise price of $7.75. In addition, 10,000 options were issued in October 1997 with an exercise price of $10.313 and 10,000 options were issued in January 1998 with an exercise price of $7.19. The options vest over a three-year period (30%, 60%, 100%) and expire five years from date of grant.

     In October 1997, the shareholders approved a special stock grant and purchase plan for certain officers and managers ("Management Investors") in conjunction with the redistribution of SOCO's ownership of the Company. The plan, which was amended effective December 31, 1997, provided for the grant of 496,250 restricted common shares, net of forfeitures, to the Management Investors. These shares will vest at 25% per year on January 1, 1998, 1999, 2000 and 2001. The Company recognized $2.0 million of non-cash general and administrative expenses in 1997 with respect to the stock grant. The non-vested granted common shares have been recorded as Deferred Compensation in the equity section of the accompanying consolidated balance sheets. The Management Investors simultaneously purchased 303,797 common shares from the Company at $9.875 per share. A portion of this purchase ($850,000) was financed by the Company. See Note (9).

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

     The Company recognized $766,000 of non-cash general and administrative expenses in the first six months of 1998 with respect to the stock grants.

(7)  FEDERAL INCOME TAXES

     Prior to the Gerrity Acquisition, the Company had been included SOCO's consolidated tax return. Current and deferred income tax provisions allocated by SOCO were determined as though the Company filed as an independent company, making the same tax return elections used in SOCO's consolidated return. Since the Gerrity Acquisition, the Company has filed its own tax returns.

     The reconciliation of the federal statutory rate to the Company's effective tax rate for the six months ended June 30, 1997 and 1998 is as follows:


                                                                 1997    1998
                                                                 ----    ----

  Federal statutory rate......................................    35%    (35%)
  Utilization of net deferred tax asset.......................   (35%)      -
  Increase in valuation allowance against deferred tax asset..      -     35%
                                                                 ----    ----
  Effective income tax rate...................................      -       -
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

(8)  MAJOR CUSTOMERS

     During the six months ended June 30, 1997 and 1998, Duke Energy Field Services, Inc. accounted for 42% and 39%, Amoco Production Company accounted for 15% and 13% and Enron Capital & Trade Resources accounted for zero and 12%, of oil and gas sales, respectively. Management believes that the loss of any individual purchaser would not have a long-term material adverse impact on its financial position or results of operations.

(9)  RELATED PARTY

     Prior to the Gerrity Acquisition, the Company did not have its own employees. Employees, certain office space and furniture, fixtures and equipment were provided by SOCO. SOCO allocated general and administrative expenses to the Company based on its estimate of expenditures incurred on behalf of the Company. Subsequent to the Gerrity Acquisition, certain field, administrative and executive employees of SOCO and Gerrity became employees of the Company. SOCO had agreed to provide certain services to Patina under a corporate services agreement through September 1998. As of May 31, 1998, the Company terminated this agreement and no longer utilizes any corporate services from SOCO. During the six months ended June 30, 1997 and 1998, the Company paid approximately $898,000 and $366,000 to SOCO under the corporate services agreement.

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

      In conjunction with the appointment of the new President of the Company in March 1998, the President purchased 100,000 shares of common stock at $6.875 per share. The Company loaned the President $584,000, or 85% of the purchase price, represented by a recourse promissory note that bears interest at 8.5% per annum
payable each March 31 until the note is paid.   The note matures in March 2001
and is secured by all of the shares purchased and granted to him (100,000 shares) in connection with his employment with the Company.

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

                         PATINA OIL & GAS CORPORATION
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     Three months ended June 30, 1998 compared to three months ended June 30, 1997. Revenues for the second quarter of 1998 totaled $18.3 million, a 20% decrease from the prior year period. The decrease was due primarily to the sharp decline in oil prices and lower production. The net loss in the second quarter of 1998 was $1.5 million compared to net income of $828,000 in the second quarter of 1997. The decrease was primarily attributable to lower oil and gas sales.

     Average daily production for the second quarter of 1998 totaled 4,470 barrels and 67.6 MMcf (94.4 MMcfe), decreases of 20% and 12%, respectively, from the same period in 1997. Oil production for the second quarter of 1998 was negatively impacted due to the build in oil inventory levels as oil inventory in the field increased by approximately 26,800 net barrels or 295 net barrels per day for the three month period (oil production as reported is actually the barrels sold, not produced, during the reporting period). Exclusive of the build in oil inventory levels, average daily production of oil would have decreased by 14% from the same period in 1997. While a decline in production was anticipated, certain other factors negatively impacted production during the quarter. The field's largest gas processing plant was down for part of June. The plant shutdown combined with unusually high temperatures caused line pressures throughout the field to increase dramatically, restricting production. Four wells and 14 recompletions and refracs were placed on production during the quarter, compared to two wells and 20 recompletions and refracs in the same period of 1997. The Company's planned increase in development activity in the second half of 1998, the benefits of certain minor acquisitions and continued success with the production enhancement program should result in the elimination of the production decline by late 1998. The increase in development activity is partially dependent on future oil and gas prices.

     Average oil prices decreased 30% from $19.09 per barrel in the second quarter of 1997 to $13.41 in 1998. Average natural gas prices increased 5% from $1.85 per Mcf for the second quarter of 1997 to $1.95 in 1998. The average oil price includes hedging gains in the second quarter of 1997 of $60,000 ($0.12 per barrel). The increase in natural gas prices was primarily the result of the increase in the average CIG and PEPL indexes for the second quarter of 1998 compared to 1997, partially offset by lower natural gas liquids prices. The average natural gas prices for the three months ended June 30, 1997 and 1998 include hedging gains of $39,000 ($0.01 per Mcf) and hedging losses of $116,000 ($0.02 per Mcf), respectively. Direct operating expenses totaled $4.3 million ($0.49 per Mcfe) for the second quarter of 1998 compared to $4.3 million ($0.43 per Mcfe) in the prior year period.

     General and administrative expenses, net of third party reimbursements, for the second quarter of 1998 totaled $2.0 million, a $714,000 increase from the same period in 1997. The majority of the increase was attributable to $473,000 of non-cash expenses related to the common stock grants awarded to certain officers and managers of the Company in conjunction with the redistribution of SOCO's ownership of the Company in October 1997 and $48,000 related to the Company's Stock Purchase Plan. No such expenses were incurred in the prior year period.

     Interest and other expenses totaled $3.4 million in the second quarter of 1998, a decrease of $690,000 or 17% from the prior year period. Interest expense decreased as a result of lower average debt levels. Since June 30, 1997, the Company has paid down $39.5 million of debt. The Company's average interest rate for the second quarter of 1998 was 10.3% compared to 9.4% in 1997. The increase in the average interest rate reflects the sharp reduction in bank debt. The 11.75% Subordinated Notes have not been significantly reduced.

     Depletion, depreciation and amortization expense for the second quarter of 1998 totaled $10.2 million, a decrease of $2.1 million or 17% from the second quarter of 1997. Depletion expense totaled $10.0 million or $1.17 per Mcfe, for second quarter of 1998 compared to $12.1 million or $1.20 per Mcfe for the second quarter of 1997. The decrease in expense resulted primarily from lower oil and natural gas production. Depreciation and amortization expense for the three months ended June 30, 1998 totaled $201,000, or $0.02 per Mcfe compared to $251,000, or $0.02 per Mcfe for the three months ended June 30, 1997. Amortization expense for the second quarter of 1997 included $167,000 related to the expensing of a noncompete agreement.

     Six Months ended June 30, 1998 compared to six months ended June 30, 1997. Revenues for the first six months of 1998 totaled $39.0 million, a 26% decrease from the prior year period. The decrease was due primarily to the sharp decline in oil and gas prices and, to a lesser extent, lower production. The net loss in the first six months of 1998 was $1.2 million compared to net income of $7.1 million in the first six months of 1997. The decrease was primarily attributable to lower oil and gas sales.

     Average daily production for the first six months of 1998 totaled 4,676 barrels and 68.5 MMcf (96.6 MMcfe), decreases of 14% and 9%, respectively, from the same period in 1997. Oil production for the first six months of 1998 was negatively impacted due to the build in oil inventory levels as oil inventory in the field increased by approximately 29,200 net barrels or 161 net barrels per day for the six month period (oil production as reported is actually the barrels sold, not produced, during the reporting period). Exclusive of the build in oil inventory levels, average daily production of oil would have decreased by 11% from the same period in 1997. Twelve wells and 35 recompletions and refracs were placed on production during the first six months of 1998, compared to 19 wells and 43 recompletions and refracs in the same period of 1997. The Company's planned increase in development activity in the second half of 1998, the benefits of certain minor acquisitions and continued success with the production enhancement program should result in the elimination of the production decline by late 1998. The increase in development activity is partially dependent on future oil and gas prices.

     Average oil prices decreased 29% from $20.29 per barrel in the first six months of 1997 to $14.42 in 1998. Average natural gas prices decreased 12% from $2.35 per Mcf for the first six months of 1997 to $2.06 in 1998. The average oil price includes hedging losses in the first six months of 1997 of $53,000 ($0.05 per barrel) and hedging gains of $285,000 ($0.34 per barrel) in 1998. The decrease in natural gas prices was primarily the result of the decrease in the average CIG and PEPL indexes for the first six months of 1998 compared to 1997 and lower natural gas liquids prices. The average natural gas prices for the six months ended June 30, 1997 and 1998 include hedging gains of $1.6 million ($0.12 per Mcf) and $720,000 ($0.06 per Mcf), respectively. Direct operating expenses totaled $8.9 million ($0.51 per Mcfe) for the first six months of 1998 compared to $9.3 million ($0.48 per Mcfe) in the prior year period.

     General and administrative expenses, net of third party reimbursements, for the first six months of 1998 totaled $3.8 million, a $1.2 million increase from the same period in 1997. The majority of the increase was attributable to $766,000 of non-cash expenses related to the common stock grants awarded to certain officers and managers of the Company in conjunction with the redistribution of SOCO's ownership of the Company in October 1997 and $161,000 related to the Company's Stock Purchase Plan. No such expenses were incurred in the prior year period.

     Interest and other expenses totaled $6.7 million in the first six months of 1998, a decrease of $1.8 million or 21% from the prior year period. Interest expense decreased as a result of lower average debt levels. Since June 30, 1997, the Company has paid down $39.5 million of debt. The Company's average interest rate for the six months ended June 30, 1998 was 10.3% compared to 9.5% in 1997. The increase in the average interest rate reflects the sharp reduction in bank debt. The 11.75% Subordinated Notes have not been significantly reduced.

     Depletion, depreciation and amortization expense for the first six months of 1998 totaled $20.8 million, a decrease of $4.0 million or 16% from the same period in 1997. Depletion expense totaled $20.4 million or $1.17 per Mcfe, for first six months of 1998 compared to $23.4 million or $1.20 per Mcfe for first six months of 1997. The decrease in expense resulted from lower oil and natural gas production. Depreciation and amortization expense for the six months ended June 30, 1998 totaled $371,000, or $0.02 per Mcfe compared to $1.3 million, or $0.07 per Mcfe for the six months ended June 30, 1997. Amortization expense in the first six months of 1997 included $1.2 million related to the expensing of a noncompete agreement.

DEVELOPMENT, ACQUISITION AND EXPLORATION

     During the first six months of 1998, the Company incurred $11.6 million in capital expenditures, with development expenditures comprising $9.5 million. During the period, the Company successfully drilled 10 wells, was in the process of drilling one well, recompleted 15 wells and refraced 23 wells. The Company anticipates incurring approximately $16.0 million on the further development of its properties in the remainder of 1998.

FINANCIAL CONDITION AND CAPITAL RESOURCES

     At June 30, 1998, the Company had $358.8 million of assets. Total capitalization was $326.7 million, of which 56% was represented by stockholders' equity, 14% by senior debt and 30% by subordinated debt. During the six months ended June 30, 1998, net cash provided by operations totaled $20.0 million, as compared to $33.5 million in same period of 1997. At June 30, 1998, there were no significant commitments for capital expenditures. The Company anticipates 1998 capital expenditures, exclusive of acquisitions, will approximate $26.0 million. The level of these and other future expenditures is largely discretionary, and the amount of funds devoted to any particular activity may increase or decrease significantly, depending on available opportunities and market conditions. The Company plans to finance its ongoing development, acquisition and exploration expenditures and additional security repurchases using internal cash flow, proceeds from asset sales and bank borrowings. In addition, joint ventures or future public and private offerings of debt or equity securities may be utilized.

     The Company entered into an amended Credit Agreement in April 1997. The Credit Agreement consists of a revolving credit facility in an aggregate amount up to $140.0 million. The amount available under the revolving credit facility is adjusted semiannually and equaled $90.0 million at June 30, 1998, with $47.0 million outstanding at that time.

     The Credit Agreement contains certain financial covenants, including but not limited to, a maximum total debt to capitalization ratio, a maximum total debt to EBITDA ratio, a minimum current ratio and various other negative covenants that could limit the Company's ability to incur other debt, consummate acquisitions, dispose of assets, pay dividends or repurchase securities. Borrowings under the Credit Agreement mature in 2000, but may be prepaid at anytime. The Company has periodically negotiated extensions of the Credit Agreement; however, there is no assurance the Company will be able to do so in the future. The Company had a restricted payment basket of $12.8 million as of June 30, 1998, which may be used to repurchase common stock, preferred stock and warrants and pay dividends on its common stock.

     The Company had $96.2 million of 11.75% Senior Subordinated Notes due July 15, 2004 outstanding on June 30, 1998. The Notes have been reflected in the accompanying financial statements at a book value of 105.875% of their principal amount ($90.9 million of principal amount outstanding as of June 30, 1998). The Notes are redeemable at the option of the Company, in whole or in part, at any time on or after July 15, 1999 at 105.875% of their principal amount. The Notes are unsecured general obligations and are subordinated to all senior indebtedness and to any existing and future indebtedness of the Company's subsidiaries.

   In October 1997, a series of transactions took place that eliminated SOCO's ownership in the Company. The transactions included: (i) the sale by SOCO of
10.9 million common shares of its Patina stock in a public offering, (ii) the repurchase by the Company of SOCO's remaining 3.0 million common shares, (iii) the sale by the Company of $40.0 million of 8.50% convertible preferred stock and the issuance of 160,000 common shares to certain institutional investors and
(iv) the sale of 303,797 common shares at $9.875 per share and the grant of 496,250 restricted common shares by the Company to certain officers and managers. As a result of these transactions, SOCO no longer has any ownership in the Company.

   In conjunction with the appointment of a new President of the Company in March 1998, the President purchased 100,000 shares of Common Stock at $6.875 per share. The Company loaned the President $584,000, or 85% of the purchase price, represented by a recourse promissory note that bears interest at 8.5% per annum payable each March 31 until the note is paid. The note matures in March 2001 and is secured by all of the shares purchased and granted to him (100,000 shares) in connection with his employment with the Company.

   The Company has entered into arrangements to monetize its Section 29 tax credits. These arrangements result in revenue increases of approximately $0.40 per Mcf on production volumes from qualified Section 29 properties. As a result, the Company recognized additional natural gas revenues of $942,000 and $1,062,000 during the six months ended June 30, 1997 and 1998, respectively. These arrangements are expected to increase revenues through 2002.

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

   During the first six months of 1998, the Company purchased and converted to its own in-house computer system. In conjunction with this process, the Company is taking steps to identify, correct or reprogram and test its new and existing systems for Year 2000 compliance. It is anticipated that all new systems, upgrades and reprogramming efforts will be completed in 1998, allowing adequate time for testing. As such, management believes the Year 2000 issues can be mitigated without a significant potential effect on the Company's financial position or operations. However, given the complexity of the Year 2000 issue, there can be no assurance that the Company will be able to address the problem without costs and uncertainties that might affect future financial results or cause reported financial information not to be necessarily indicative of future operating results or future financial condition.

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

                                      Average Prices
                             --------------------------------
                                         Natural   Equivalent
                                Oil        Gas        Mcf
                                ---        ---        ---
                             (Per Bbl)  (Per Mcf)  (Per Mcfe)
        Annual
        ------

        1993........          $15.87      $2.08      $2.22
        1994........           14.84       1.70       1.94
        1995........           16.43       1.34       1.73
        1996........           20.47       1.99       2.41
        1997........           19.54       2.25       2.55

        Quarterly
        ---------

        1997
        ----
        First.......          $21.79      $2.63      $2.93
        Second......           19.09       1.85       2.26
        Third.......           18.53       1.92       2.26
        Fourth......           18.80       2.61       2.76

        1998
        ----
        First.......          $14.70      $2.04      $2.16
        Second......           13.41       1.95       2.03

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

   Information with respect to this item is incorporated by reference from Notes to Consolidated Financial Statements in Part 1 of this report.


Item 4.  Submission of Matters to a Vote of Security Holders

   On May 13, 1998 the Annual Meeting of the Company's common stockholders was held. A summary of the proposals upon which a vote was taken and the results of the voting were as follows:

                                        NUMBER OF SHARES VOTED
                                        ----------------------
                                        FOR         WITHHELD
                                        ---         --------

PROPOSALS

        1)  Election of Directors

                 Arnold L. Chavkin      18,229,110  430,277

                 Robert J. Clark        18,229,827  429,560

                 Brian J. Cree          18,203,398  455,989

                 Jay W. Decker          18,225,998  433,389

                 Thomas R. Denison      18,228,980  430,407

                 Thomas J. Edelman      18,227,680  431,707

                 Elizabeth K. Lanier    18,213,753  445,634

                 Alexander P. Lynch     18,221,058  438,329


                                                FOR        AGAINST    ABSTAIN
                                                ---        -------    -------

        2)  Approval of  proposed            16,714,972   1,870,415   74,000
            Amendment to Company's
            Article of Corporation
            increasing the number of
            authorized shares of Common
            Stock from 40 million shares
            to 100 million shares.

        3)  Approval of Company's 1998       17,527,877   1,057,117   74,393
            Stock Purchase Plan.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

 (a)  Exhibits -

      27 Financial Data Schedule

 (b) No reports on Form 8-K were filled by Registrant during the quarter ended June 30, 1998.

                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    PATINA OIL & GAS CORPORATION



                              BY    /s/ David J. Kornder
                                    ------------------------------------------

                                    David J. Kornder, Vice President and Chief
                                    Financial Officer



August 5, 1998