Form 10-Q
period 1998-09-30
PATINA OIL & GAS CORP
filed 1998-11-03
CIK 1006264

================================================================================



                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                             ____________________



                                   FORM 10-Q

(Mark one)


[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended September 30, 1998


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


                   Title of class               Name of exchange on which listed
        _________________________________       ________________________________
              Common Stock, $.01 par value           New York Stock Exchange
        7.125% Convertible Preferred Stock,          New York Stock Exchange
                   $.01 par value                    New York Stock Exchange
              Common Stock Warrants


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


 There were 15,799,314 shares of common stock outstanding on November 2, 1998.

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

                         PATINA OIL & GAS CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                                (IN THOUSANDS)

                                                         DECEMBER 31,   SEPTEMBER 30,
                                                            1997            1998
                                                         ------------   -------------
                                                                         (UNAUDITED)

                             ASSETS
Current assets

 Cash and equivalents                                       $  12,609       $  12,464
 Accounts receivable                                           15,307           7,922
 Inventory and other                                            3,152           3,517
                                                            ---------       ---------

                                                               31,068          23,903
                                                            ---------       ---------


Oil and gas properties, successful efforts method             575,508         592,915

 Accumulated depletion, depreciation and amortization        (232,675)       (263,888)
                                                            ---------       ---------

                                                              342,833         329,027
                                                            ---------       ---------


Gas facilities and other                                        5,930           6,648

 Accumulated depreciation                                      (3,807)         (4,371)
                                                            ---------       ---------

                                                                2,123           2,277
                                                            ---------       ---------

Other assets, net                                                 851           1,467
                                                            ---------       ---------

                                                            $ 376,875       $ 356,674
                                                            =========       =========



               LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities

  Accounts payable                                          $  20,451       $  16,876
  Accrued liabilities                                           9,846           4,689
                                                              -------         -------
                                                               30,297          21,565
                                                              -------         -------


Senior debt                                                    49,000          72,000
Subordinated notes                                             97,435          74,068
Other noncurrent liabilities                                   11,702           8,773

Commitments and contingencies

Stockholders' equity

Preferred Stock, $.01 par, 5,000,000 shares
 authorized, 3,094,363 and 3,200,255 shares issued
 and outstanding                                                   31              32

Common Stock, $.01 par, 100,000,000 shares
 authorized, 16,450,425 and 15,833,621 shares
 issued and outstanding                                           165             158

Capital in excess of par value                                208,525         207,831
Deferred compensation                                          (1,828)         (1,394)
Retained earnings (deficit)                                   (18,452)        (26,359)
                                                             --------         -------

                                                              188,441         180,268
                                                             --------         -------
                                                            $ 376,875       $ 356,674
                                                             ========         =======


       The accompanying notes are an integral part of these statements.

                         PATINA OIL & GAS CORPORATION



                     CONSOLIDATED STATEMENTS OF OPERATIONS

                     (IN THOUSANDS EXCEPT PER SHARE DATA)




                                          THREE MONTHS                    NINE MONTHS
                                       ENDED SEPTEMBER 30,             ENDED SEPTEMBER 30,
                                    -----------------------          ----------------------
                                    1997               1998          1997              1998
                                    ----               ----          ----              ----
                                                           (UNAUDITED)
Revenues
  Oil and gas sales             $ 21,252          $  17,353      $ 73,365          $ 55,151
  Other                              451              1,137           679             2,303
                               ---------         ----------     ---------         ---------
                                  21,703             18,490        74,044            57,454
                               ---------         ----------     ---------          --------

Expenses
  Direct operating                 4,185              4,198        13,507            13,093
  Exploration                         58                 25           121                43
  General and administrative       1,186              1,707         3,797             5,532
  Interest and other               3,988              3,359        12,473            10,022
  Depletion, depreciation and
  amortization                    11,487             10,665        36,263            31,425
                               ---------         ----------     ---------         ---------

Income (loss) before taxes           799             (1,464)        7,883            (2,661)
                               ---------         ----------     ---------         ---------

Provision (benefit) for income
taxes
  Current                              -                  -             -                 -
  Deferred                             -                  -             -                 -

                               ---------         ----------     ---------         ---------
                                       -                  -             -                 -
                               ---------         ----------     ---------         ---------

Net income (loss)               $    799          $  (1,464)     $  7,883          $ (2,661)
                               =========          =========      ========          ========

Net income (loss) per
common share                    $   0.01          $   (0.19)     $   0.31          $  (0.46)
                               =========          =========      ========          ========


Weighted average shares
outstanding                       18,901             15,934        18,908            16,117


       The accompanying notes are an integral part of these statements.

                         PATINA OIL & GAS CORPORATION



                     CONSOLIDATED STATEMENTS OF CHANGES IN
                             STOCKHOLDERS' EQUITY

                                (IN THOUSANDS)




                                           PREFERRED STOCK   COMMON STOCK   CAPITAL IN                  RETAINED
                                           ---------------  --------------  EXCESS OF    DEFERRED      EARNINGS
                                           SHARES  AMOUNT   SHARES  AMOUNT  PAR VALUE   COMPENSATION   (DEFICIT)
                                           ------  ------   ------  ------  ---------   ------------   ---------
Balance, December 31, 1996                 1,594    $16     18,887    $189   $194,066        $     -    $  1,965

Repurchase of common and preferred          (126)    (1)    (3,101)    (31)   (32,723)             -           -

Issuance of common                             -      -        664       7      7,958         (1,828)          -

Issuance of preferred                      1,600     16          -       -     38,516              -           -

Preferred dividends and accretion             26      -          -       -        708              -      (3,346)

Common dividends                               -      -          -       -          -              -        (168)

Net loss                                       -      -          -       -          -              -     (16,903)
                                           -----   ----     ------    ----   --------        -------    --------

Balance, December 31, 1997                 3,094     31     16,450     165    208,525         (1,828)    (18,452)

Repurchase of common                           -      -       (992)    (10)    (6,359)             -           -

Issuance of common                             -      -        376       3      2,877           (688)          -

Preferred dividends and accretion            106      1          -       -      2,788              -      (4,751)

Common dividends                               -      -          -       -          -              -        (495)

Net loss                                       -      -          -       -          -          1,122      (2,661)
                                           -----   ----     ------    ----   --------        -------    --------

Balance, September 30, 1998 (Unaudited)    3,200    $32     15,834    $158   $207,831        $(1,394)   $(26,359)
                                           =====   ====     ======    ====   ========        =======    ========



       The accompanying notes are an integral part of these statements.

                         PATINA OIL & GAS CORPORATION


                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                (IN THOUSANDS)



                                                       Nine Months Ended September 30,
                                                       -------------------------------
                                                              1997        1998
                                                              ----        ----
                                                                 (UNAUDITED)
Operating activities
  Net income (loss)                                         $   7,883   $ (2,661)
  Adjustments to reconcile net income (loss) to net
     cash provided by operations
       Exploration expense                                        121         43
       Depletion, depreciation and amortization                36,263     31,425
       Deferred compensation expense                                -      1,122
       Amortization of deferred credits                             -       (418)
       Gain on sale of assets                                    (338)    (1,124)
       Changes in current and other assets and liabilities
          Decrease in
            Accounts receivable                                 6,838      7,385
            Inventory and other                                    61       (342)
          Increase (decrease) in
            Accounts payable                                    4,715     (3,575)
            Accrued liabilities                                (4,425)    (5,157)
            Other liabilities                                  (2,417)    (3,250)
                                                            ---------   --------

       Net cash provided by operations                         48,701     23,448
                                                            ---------   --------
Investing activities
  Acquisition, development and exploration                    (11,759)   (17,760)
  Sale of oil and gas properties                                1,030          -
  Other                                                             -        693
                                                            ---------   --------

       Net cash used by investing                             (10,729)   (17,067)
                                                            ---------   --------

Financing activities
  Decrease in indebtedness                                    (27,911)      (367)
  Deferred credits                                                  -      1,271
  Issuance of common stock                                          -      1,395
  Repurchase of common stock and preferred stock               (4,479)    (6,369)
  Preferred dividends                                          (1,984)    (1,961)
  Common dividends                                                  -       (495)
                                                            ---------   --------

       Net cash used by financing                             (34,374)    (6,526)
                                                            ---------   --------

Increase (decrease) in cash                                     3,598       (145)
Cash and equivalents, beginning of period                       6,153     12,609
                                                            ---------   --------
Cash and equivalents, end of period                         $   9,751   $ 12,464
                                                            =========   ========

                         PATINA OIL & GAS CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)  ORGANIZATION AND NATURE OF BUSINESS

   Patina Oil & Gas Corporation (the "Company" or "Patina"), a Delaware corporation, was incorporated in early 1996 to hold the assets and operations of Snyder Oil Corporation ("SOCO") in the Wattenberg Field and to facilitate the acquisition of Gerrity Oil & Gas Corporation ("Gerrity"). In May 1996, SOCO contributed its Wattenberg assets to the Company in exchange for 14.0 million common shares and Gerrity merged into a wholly owned subsidiary of the Company ("Gerrity Acquisition"). Gerrity was subsequently merged into the Company. The Gerrity Acquisition was accounted for as a purchase. The amounts and results of operations of the Company for periods prior to the Gerrity Acquisition include only the historical amounts and results of SOCO's Wattenberg operations. The Company's operations currently consist of the acquisition, development, exploitation and production of oil and natural gas properties primarily in the Wattenberg Field of Colorado's D-J Basin.

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

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Producing Activities

   The Company utilizes the successful efforts method of accounting for its oil and natural gas properties. Leasehold costs are capitalized when incurred. Unproved properties are assessed periodically within specific geographic areas and impairments in value are charged to expense. Exploratory expenses, including geological and geophysical expenses and delay rentals, are charged to expense as incurred. Exploratory drilling costs are initially capitalized, but charged to expense if and when the well is determined to be unsuccessful. Costs of productive wells, unsuccessful developmental wells and productive leases are capitalized and amortized on a unit-of-production basis over the life of the remaining proved or proved developed reserves, as applicable. Oil is converted to natural gas equivalents (Mcfe) at the rate of one barrel to six Mcf. Amortization of capitalized costs has generally been provided over the entire Wattenberg Field as the wells are located in the same reservoirs. No accrual has been provided for estimated future abandonment costs as management estimates that salvage value and payments from surface owners will approximate or exceed such costs.

   In 1995, the Company adopted Statement of Financial Accounting Standards No. 121 ("SFAS 121"), "Accounting for the Impairment of Long-Lived Assets." SFAS 121 requires the Company to assess the need for an impairment of capitalized costs of oil and gas properties on a field-by-field basis. During the nine months ended September 30, 1997 and 1998, the Company did not provide for any impairments. During the fourth quarter of 1997, the Company recorded an impairment of $26.0 million to oil and gas properties. In applying this statement, the Company determined that the estimated future cash flows (undiscounted and without interest charges) expected to result from these assets and their disposition, largely proven undeveloped drilling locations, was less than the net book value of these assets. The impairment primarily resulted from lower year-end oil and natural gas prices. Changes in the underlying assumptions, primarily oil and gas prices, or the amortization units could result in additional impairments in the future.

Other Assets

   Prior to December 31, 1997, Other Assets reflected the value assigned to a noncompete agreement. The value of this noncompete agreement was fully amortized during 1997. Amortization expense for the nine months ended September 30, 1997 was $1.3 million, related entirely to the noncompete agreement. Included in Other Assets at December 31, 1997 and September 30, 1998 is $850,000 and $1.4 million of notes receivable from certain officers and managers of the Company. See Note (9).

Section 29 Tax Credits

   The Company has entered into arrangements to monetize its Section 29 tax credits. These arrangements result in revenue increases of approximately $0.40 per Mcf on production volumes from qualified Section 29 properties. As a result, the Company recognized additional gas revenues of $1.3 million and $1.5 million during the nine months ended September 30, 1997 and 1998, respectively. These arrangements are expected to increase revenues through 2002.

Gas Imbalances

   The Company uses the sales method to account for gas imbalances. Under this method, revenue is recognized based on the cash received rather than the Company's proportionate share of gas produced. Gas imbalances at December 31, 1997 and September 30, 1998 were insignificant.

Financial Instruments

   The book value and estimated fair value of cash and equivalents was $12.6 million and $12.5 million at December 31, 1997 and September 30, 1998. The book value and estimated fair value of the Company's senior debt was $49.0 million and $72.0 million at December 31, 1997 and September 30, 1998. The book value of these assets and liabilities approximates fair value due to the short maturity or floating rate structure of these instruments. The book value of the Senior Subordinated Notes ("Subordinated Notes" or "Notes") was $97.4 million and $74.1 million and the estimated fair value was $100.6 million and $71.3 million at December 31, 1997 and September 30, 1998. The fair value of the Notes is estimated based on their price on the New York Stock Exchange.

   From time to time, the Company enters into commodity contracts to hedge the price risk of a portion of its production. Gains and losses on such contracts are deferred and recognized as an adjustment to oil and gas sales revenues in the period in which the physical product to which the contracts relate, is actually sold.

   In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded on the balance sheet as either an asset or liability measured at its fair value. It also requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met.
Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. SFAS 133 is effective for fiscal years beginning after June 15, 1999. We have not yet quantified the impacts of adopting SFAS 133 on our financial statements and have not determined the timing of, or method of, our adoption of SFAS 133. However, SFAS 133 could increase volatility in earnings and other comprehensive income.

   The Company entered into various swap contracts for oil (NYMEX based) for the first nine months of 1997 and 1998. The Company recognized a gain of $19,000 in the nine month period ended September 30, 1997 and a gain of $238,000 in the nine month period ended September 30, 1998 related to these swap contracts based on settlements during the respective periods. The Company entered into various CIG and PEPL index based swap contracts for natural gas for the nine month periods ended September 30, 1997 and 1998. The Company recognized gains of $1.7 million in 1997, and $1.2 million in 1998 related to these swap contracts based on settlements during the respective periods.

   As of September 30, 1998, the Company had entered into CIG index based swap contracts for natural gas for the month of October 1998 and the period April 1999 through September 1999. The weighted average natural gas price for the October CIG index based contract was $2.10 for contract volumes of 310,000 MMBtu's of natural gas and $1.76 for contract volumes of 1,372,000 MMBtu's of natural gas. In June 1998, the Company elected to settle the October 1998 CIG based swap contract and received cash proceeds of $130,000 in October 1998.

   In October 1998, the Company entered into an interest rate swap contract for a two-year period, extendable for one additional year at the option of the third party. The contract is for $30.0 million principal with a fixed interest rate of 4.57% payable by the Company and the variable interest rate, the three month LIBOR, payable by the third party. The difference between the Company's fixed rate of 4.57% and the three month LIBOR rate, which is reset ever 90 days, is received or paid by the Company in arrears every 90 days. The three-month LIBOR rate on the date the contract was entered into was 5.34%. Accordingly, the Company will receive $59,000 in January 1999.

Stock Options and Awards

   The Company accounts for its stock-based compensation plans under the principles prescribed by the Accounting Principles Board's Opinion No. 25 ("APB No. 25"), "Accounting for Stock Issued to Employees." Accordingly, stock options awarded under the Employee Plan and the Non-Employee Directors Plan are considered to be "noncompensatory" and do not result in recognition of compensation expense. However, the restricted stock awarded under the Restricted Stock Plan is considered to be "compensatory" and the Company recognized $1.1 million of non-cash general and administrative expenses for the nine months ended, September 30, 1998.

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

Supplemental Cash Flow Information

   The Company incurred the following significant non-cash items:

                                                                 NINE MONTHS ENDED SEPTEMBER 30,
                                                                 -------------------------------
                                                                   1997                   1998
                                                                   ----                   ----
   Stock grant award................................                  -                $  688,000
   Dividends and accretion - 8.50% preferred stock..                  -                 2,790,000


   The stock grant award represents 100,000 common shares granted to the new President in conjunction with his appointment in the first quarter of 1998 and has been recorded as Deferred Compensation in the equity section of the accompanying consolidated balance sheets. The Company recognized $1.1 million of non-cash general and administrative expenses related to this stock grant and the stock grants awarded to certain officers and managers in the fourth quarter of 1997 in conjunction with the redistribution of SOCO's majority ownership of the Company. See Note (9).

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

(3)  OIL AND GAS PROPERTIES

   The cost of oil and gas properties at December 31, 1997 included no significant unevaluated leasehold costs. As of September 30, 1998 oil and gas properties included approximately $528,000 in unevaluated leasehold costs related to a prospect in Wyoming. Acreage generally held for exploration or resale and its value, if any, is excluded from amortization. The following table sets forth costs incurred related to oil and gas properties:

                                           Nine
                          Year Ended   Months Ended
                         December 31,  September 30,
                             1997          1998
                         ------------  -------------
                               (In thousands)

Acquisition............       $ 2,225        $ 2,237
Development............        17,013         15,480
Exploration and other..           131             43
                              -------        -------
                             $ 19,369        $17,760
                              =======        =======

(4)  INDEBTEDNESS

   The following indebtedness was outstanding on the respective dates:

                        DECEMBER 31,  SEPTEMBER 30,
                            1997          1998
                        ------------  -------------
                              (In thousands)

Bank facilities.......       $49,000        $72,000
Less current portion..             -              -
                             -------        -------

Senior debt, net......       $49,000        $72,000
                             =======        =======

Subordinated notes....       $97,435        $74,068
                             =======        =======

   In April 1997, the Company entered into an amended bank Credit Agreement (the "Credit Agreement"). The Credit Agreement is a revolving credit facility in an aggregate amount up to $140.0 million. The amount available under the facility is adjusted semiannually and equaled $90.0 million at September 30, 1998 with $72.0 million outstanding at that time.

   The Company may elect that all or a portion of the credit facility bear interest at a rate equal to: (i) the higher of (a) the prime rate or (b) the Federal Funds Effective Rate plus .5%, or (ii) the rate at which Eurodollar deposits for one, two, three or nine months (as selected by the Company) are offered in the interbank Eurodollar market plus a margin which fluctuates from 0.625% to 1.125%, determined by a debt to EBITDA ratio. During the first nine months of 1998, the average interest rate under the facility approximated 6.7%.

   In October 1998, the Company entered into an interest rate swap contract for a two-year period, extendable for one additional year at the option of the third party. The contract is for $30.0 million principal with a fixed interest rate of 4.57% payable by the Company and the variable interest rate, the three month LIBOR, payable by the third party. The difference between the Company's fixed rate of 4.57% and the three month LIBOR rate, which is reset ever 90 days, is received or paid by the Company in arrears every 90 days. The three-month LIBOR rate on the date the contract was entered into was 5.34%. Accordingly, the Company will receive $59,000 in January 1999.

   The Credit Agreement contains certain financial covenants, including but not limited to, a maximum total debt to capitalization ratio, a maximum total debt to EBITDA ratio and a minimum current ratio. The Credit Agreement also contains certain negative covenants, including but not limited to restrictions on indebtedness; certain liens; guaranties, speculative derivatives and other similar obligations; asset dispositions; dividends, loans and advances; creation of subsidiaries; investments; leases; acquisitions; mergers; changes in fiscal year; transactions with affiliates; changes in business conducted; sale and leaseback and operating lease transactions; sale of receivables; prepayment of other indebtedness; amendments to principal documents; negative pledge causes; issuance of securities; and non-speculative commodity hedging. Borrowings under the Credit Agreement mature in 2000, but may be prepaid at anytime. The Company has periodically negotiated extensions of the Credit Agreement; however, there is no assurance the Company will be able to do so in the future. The Company had a restricted payment basket of $10.5 million as of September 30, 1998, which may be used to repurchase common stock, preferred stock and warrants and pay dividends on its common stock.

   In conjunction with the Gerrity Acquisition, the Company assumed $100 million of 11.75% Senior Subordinated Notes due July 15, 2004. Under purchase accounting, the Notes have been reflected in the accompanying financial statements at a book value of 105.875% of their principal amount, their call price as of July 15, 1999. Interest is payable each January 15 and July 15. The Notes are redeemable at the option of the Company, in whole or in part, at any time on or after July 15, 1999, initially at 105.875%, declining to 102.938% on July 15, 2000, and declining to 100% on July 15, 2001. Upon a change of control, as defined in the Notes, the Company is obligated to make an offer to purchase all outstanding Notes at a price of 101% of the principal amount thereof. In addition, the Company would be obligated, subject to certain conditions, to make offers to purchase the Notes with the net cash proceeds of certain asset sales at a price of 101% of the principal amount thereof. Since the Gerrity Acquisition, the Company has repurchased $30.0 million principal amount of the Notes, resulting in $70.0 million of principal amount of Notes outstanding. These Notes are reflected at a book value of $74.1 million at September 30, 1998 in the accompanying financial statements. The Notes are unsecured general obligations and are subordinated to all senior indebtedness and to any existing and future indebtedness of the Company's subsidiaries.

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

   Scheduled maturities of indebtedness for the next five years are zero for 1998 and 1999 and $72.0 million in 2000, and zero in 2001 and 2002. The bank credit facility is scheduled to expire in 2000. Management intends to review the facility and extend the maturity on a regular basis; however, there can be no assurance that the Company will be able to do so.

   Cash payments for interest totaled $15.5 million and $13.1 million for the nine months ended September 30, 1997 and 1998.

(5)  STOCKHOLDERS' EQUITY

   A total of 100.0 million common shares, $.01 par value, are authorized of which 15.8 million were issued and outstanding at September 30, 1998. The Company issued 6.0 million common shares and 3.0 million five year common stock warrants exercisable at $12.50 (which expire in May 2001), in exchange for all of the outstanding stock of Gerrity upon consummation of the Gerrity Acquisition. Subsequent to the acquisition date, the Company has repurchased 5,209,500 shares of common stock (including the 3.0 million common shares repurchased from SOCO in conjunction with the redistribution of SOCO's majority ownership in October 1997), 125,682 shares of 7.125% preferred stock, 500,000 warrants issued to Gerrity's former chief executive officer, and 80,549 five year common stock warrants for total consideration of $49.0 million. The common stock is listed on the New York Stock Exchange. Prior to December 1997, no dividends had been paid on common stock. A quarterly cash dividend of one cent per common share was initiated in December 1997.

   A total of 5.0 million preferred shares, $.01 par value, are authorized. At September 30, 1998, the Company had two issues of preferred stock outstanding consisting of 1,467,926 shares of 7.125% preferred and 1,732,329 shares of 8.50% preferred.

   In May 1996, 1.2 million shares of 7.125% preferred stock were issued to certain Gerrity preferred shareholders electing to exchange their preferred shares (the "Original Exchange Offer"). There were no proceeds received related to this issuance. In October 1996, Gerrity's certificate of incorporation was amended to provide that all remaining shares of Gerrity's preferred stock be exchanged for 7.125% preferred shares on the same terms as the Original Exchange Offer. This exchange resulted in the issuance of an additional 389,000 preferred shares. Each share of 7.125% preferred stock is convertible into common stock at any time at $8.61 per share, or 2.9036 common shares. The 7.125% preferred stock pays quarterly cash dividends, when declared by the Board of Directors, based on an annual rate of $1.78 per share. The 7.125% preferred stock is redeemable at the option of the Company at any time after May 2, 1998 if the average closing price of the common stock for 20 of the 30 days prior to not less than five days preceding the redemption date is greater than $12.92 per share or at any time after May 2, 1999 at an initial call price of $26.25 per share. The liquidation preference of the 7.125% preferred stock is $25 per share, plus accrued and unpaid dividends. As of September 30, 1998, there were 1,467,926 7.125% preferred shares outstanding with an aggregate liquidation preference of $36.7 million. The 7.125% preferred stock is listed on the New York Stock Exchange. Holders of the 7.125% preferred stock are not generally entitled to vote, except with respect to certain limited matters. The Company paid $1,984,000 and $1,961,000 ($.4453 per 7.125% convertible preferred share each quarter) in preferred dividends during the nine months ended September 30, 1997 and 1998, and had accrued an additional $321,000 and $322,000 at September 30, 1997 and 1998, respectively, for dividends.

   In October 1997, 1.6 million shares of 8.50% preferred stock and 160,000 common shares were issued to a group of private investors for $40.0 million.
The investors agreed not to sell, transfer or dispose of any shares of the 8.50% preferred prior to October 1999. Each share of the 8.50% preferred stock is convertible into common stock at any time at $9.50 per share or 2.6316 common shares. The 8.50 % preferred stock pays quarterly dividends, when declared by the Board of Directors, and are payable-in-kind ("PIK Dividend") until October 1999, and in cash thereafter. The 8.50% preferred stock is redeemable at the option of the Company at any time after October 2000 at 106% of its stated value declining by 2% per annum thereafter. The liquidation preference is $25 per share, plus accrued and unpaid dividends. As of September 30, 1998, there were 1,732,329 8.50% preferred shares outstanding with an aggregate liquidation preference of $43.3 million. The 8.50% preferred stock is privately held. Holders of the 8.50% preferred stock are entitled to vote with the common stock, based upon the number of shares of common stock into which the shares of 8.50% preferred stock are convertible. The Company paid $2.6 million in PIK Dividends (issued an additional 105,892 8.50% preferred shares) during the nine months ended September 30, 1998.

   The Company adopted Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings per Share" during 1997. SFAS 128 specifies computation, presentation and disclosure requirements for earnings per share for entities with publicly held common stock or potential common stock. All prior period earnings per share amounts have been restated in accordance with SFAS 128.

   In accordance with SFAS 128, the Company computed the net income (loss) per share by dividing the net income (loss), less dividends and accretion on preferred stock, by the weighted average common shares outstanding during the period. Net income (loss) applicable to common for the three months ended September 30, 1997 and 1998, was $145,000 and ($3,067,000), respectively. Net income (loss) applicable to common for the nine months ended September 30, 1997 and 1998, was $5,899,000 and ($7,412,000), respectively.

   Diluted net income (loss) per share was computed by dividing the net income
(loss), less dividends and accretion on preferred stock, by the weighted average common shares outstanding during the period plus all dilutive potential shares outstanding (zero for three months and nine months ended September 30, 1997 and 1998, respectively). The potential common stock equivalents of the 7.125% and 8.50% preferred stock, $12.50 common stock warrants and stock options were anti-dilutive for all periods presented. Net income (loss) per common share and diluted net income (loss) per common share were the same for all periods presented.

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


Stock Purchase Plan

   In February 1998, the Company adopted and in May 1998 the stockholders approved, a stock purchase plan ("Stock Purchase Plan"). Pursuant to the Stock Purchase Plan, certain officers, directors and managers are eligible to purchase shares of common stock at prices ranging from 50% to 85% of the closing price of the stock on the trading day prior to the date of purchase ("Closing Price").
In addition, employee participants may be granted the right to purchase shares pursuant to the Stock Purchase Plan with all or a part of their salary and bonus. A total of 500,000 shares of common stock are reserved for possible purchase under the Stock Purchase Plan. In 1998, the Board of Directors approved 291,250 common shares (exclusive of shares available for purchase with participants salaries and bonuses) for possible purchase by participants at 75% of the Closing Price during the current Plan Year as defined in the Stock Purchase Plan. As of September 30, 1998, participants have purchased 257,332 shares of common stock, including 76,712 shares purchased with participant's 1997 bonuses, at prices ranging from $3.69 to $7.31 per share ($2.77 to $5.48 net price per share), resulting in cash proceeds to the Company of $1.3 million. The Company recorded non-cash general and administrative expenses of $172,000 associated with these purchases in the first nine months of 1998.

Stock Option and Award Plans

   In 1996, the shareholders adopted a stock option plan for employees providing for the issuance of options at prices not less than fair market value. Options to acquire up to three million shares of common stock may be outstanding at any given time. The specific terms of grant and exercise are determinable by a committee of independent members of the Board of Directors. A total of 512,000 options were issued in May 1996, with an exercise price of $7.75 per common share, 271,000 options were issued in February 1997, with an exercise price of $9.25 per common share, 485,000 options were issued in February 1998, 96,000 in March 1998, 25,000 in May 1998, and 8,000 in July 1998 with exercise prices of $7.06, $6.88, $7.19 and $6.56 per common share, respectively. The options vest over a three-year period (30%, 60%, 100%) and expire five years from date of grant. In addition, 250,000 fully vested five year options were granted in October 1997 at an exercise price of $9.875.

   In 1996, the shareholders adopted a stock grant and option plan (the "Directors' Plan") for nonemployee Directors. The Directors' Plan provides for each eligible Director to receive common shares having a market value equal to $2,500 quarterly in payment of one-half their retainer. A total of 3,632 shares were issued in 1996, 4,512 shares were issued in 1997 and 6,914 shares were issued in the first nine months of 1998. It also provides for 5,000 options to be granted annually to each eligible Director. A total of 20,000 options were issued in May 1996, with an exercise price of $7.75 per common share, 20,000 options were issued in May 1997, with an exercise price of $8.625, and 25,000 options were issued in May 1998, with an exercise price of $7.75. In addition, 10,000 options were issued in October 1997 with an exercise price of $10.313 and 10,000 options were issued in January 1998 with an exercise price of $7.19. The options vest over a three-year period (30%, 60%, 100%) and expire five years from date of grant.

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

   The Company recognized $1.1 million of non-cash general and administrative expenses in the first nine months of 1998 with respect to the stock grants.

(7)  FEDERAL INCOME TAXES

   Prior to the Gerrity Acquisition, the Company had been included in SOCO's consolidated tax return. Current and deferred income tax provisions allocated by SOCO were determined as though the Company filed as an independent company, making the same tax return elections used in SOCO's consolidated return. Since the Gerrity Acquisition, the Company has filed its own tax returns.

   The reconciliation of the federal statutory rate to the Company's effective tax rate for the nine months ended September 30, 1997 and 1998 is as follows:

                                                                 1997    1998
                                                                ------  ------
  Federal statutory rate......................................    35%    (35%)
  Utilization of net deferred tax asset.......................   (35%)      -
  Increase in valuation allowance against deferred tax asset..      -     35%
                                                                 ----    ----
  Effective income tax rate...................................      -       -
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

(8)  MAJOR CUSTOMERS

   During the nine months ended September 30, 1997 and 1998, Duke Energy Field Services, Inc. accounted for 42% and 38%, Amoco Production Company accounted for 16% and 13% and Enron Capital & Trade Resources accounted for zero and 11%, of oil and gas sales, respectively. Management believes that the loss of any individual purchaser would not have a long-term material adverse impact on its financial position or results of operations.

(9)  RELATED PARTY

   Subsequent to the Gerrity Acquisition, SOCO agreed to provide certain administrative services to Patina under a corporate services agreement through September 1998. As of May 31, 1998, the Company terminated this agreement and no longer utilizes any corporate services from SOCO. The Company continues to sublease certain office space from SOCO through 2001. During the nine months ended September 30, 1997 and 1998, the Company paid approximately $1.3 million and $483,000 to SOCO under the corporate services and sublease agreements.

   In October 1997, certain officers and managers purchased 303,797 common shares at $9.875 per share from the Company. A portion of this purchase ($850,000) was financed by the Company through the issuance of 8.50% recourse promissory notes. These notes are secured by the common stock purchased (101,265 shares) and additional common shares granted (146,250 shares) to the respective officers and managers. Interest is due annually and the notes mature in January 2001. These notes have been reflected as Other Assets in the accompanying consolidated balance sheets.

   In conjunction with the appointment of the new President of the Company in March 1998, the President purchased 100,000 shares of common stock at $6.875 per share. The Company loaned the President $584,000, or 85% of the purchase price, represented by a recourse promissory note that bears interest at 8.50% per annum
payable each March 31 until the note is paid.   The note matures in March 2001
and is secured by all of the shares purchased and granted to him (100,000 shares) in connection with his employment with the Company.

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

                          PATINA OIL & GAS CORPORATION
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS



RESULTS OF OPERATIONS

   Three months ended September 30, 1998 compared to three months ended September 30, 1997. Revenues for the third quarter of 1998 totaled $18.5 million, a 15% decrease from the prior year period. The decrease was due primarily to the sharp decline in oil and gas prices and, to a lesser extent, lower production. The net loss in the third quarter of 1998 was $1.5 million compared to net income of $799,000 in the third quarter of 1997. The decrease in net income was primarily attributable to lower oil and gas revenues.

   Average daily production for the third quarter of 1998 totaled 4,891 barrels and 68.1 MMcf (97.5 MMcfe), decreases of 1% and 5%, respectively, from the same period in 1997. While a slight decline in production was anticipated, certain other factors negatively impacted production during the quarter. The field experienced several gas processing plant and compressor station shutdowns during the second and third quarters of 1998. The shutdowns, combined with unusually high temperatures, caused line pressures throughout the field to increase dramatically, restricting production. Ten wells and 23 recompletions and refracs were placed on production during the quarter, compared to three wells and 21 recompletions and refracs in the same period of 1997. The Company's increase in development activity, the benefits of certain minor acquisitions and the continued success of the production enhancement program appear to have resulted in the elimination of the Company's long-term production decline. Average daily production rose three percent from the level reported in the second quarter of 1998. Continuation of this increased development activity is partially dependent on future oil and gas prices.

   Average oil prices decreased 31% from $18.69 per barrel in the third quarter of 1997 to $12.83 in 1998. Average natural gas prices decreased 5% from $1.94 per Mcf for the third quarter of 1997 to $1.85 in 1998. The average oil price includes hedging gains in the third quarter of 1997 of $72,000 ($0.16 per barrel). The decrease in natural gas prices was primarily the result of the decrease in the average CIG and PEPL indexes and lower natural gas liquids prices for the third quarter of 1998 compared to 1997. The average natural gas prices for the three months ended September 30, 1997 and 1998 include hedging gains of $116,000 ($0.02 per Mcf) and $677,000 ($0.11 per Mcf), respectively. Direct operating expenses totaled $4.2 million ($0.47 per Mcfe) for the third quarter of 1998 compared to $4.2 million ($0.45 per Mcfe) in the prior year period.

   General and administrative expenses, net of third party reimbursements, for the third quarter of 1998 totaled $1.7 million, a $521,000 increase from the same period in 1997. The majority of the increase was attributable to $356,000 of non-cash expenses related to the common stock grants awarded to certain officers and managers of the Company in conjunction with the redistribution of SOCO's ownership of the Company in October 1997. No such expenses were incurred in the prior year period.

   Interest and other expenses totaled $3.4 million in the third quarter of 1998, a decrease of $629,000 or 16% from the prior year period. Interest expense decreased as a result of lower average debt levels. The Company's average interest rate for the third quarter of 1998 was 10.0% compared to 9.5% in 1997. The increase in the average interest rate reflects the reduction in the average bank debt outstanding during the third quarter of 1998. The Company repurchased $20.9 million face amount of 11.75% Subordinated Notes in early September 1998 through borrowings on the Company's bank facility. These repurchases are expected to reduce interest expense by approximately $1.0 million a year.

   Depletion, depreciation and amortization expense for the third quarter of 1998 totaled $10.7 million, a decrease of $822,000 or 7% from the third quarter of 1997. Depletion expense totaled $10.5 million or $1.17 per Mcfe, for the third quarter of 1998 compared to $11.2 million or $1.21 per Mcfe for the third quarter of 1997. The decrease in expense resulted primarily from lower oil and natural gas production. Depreciation and amortization expense for the three months ended September 30, 1998 totaled $211,000, or $0.02 per Mcfe compared to $271,000, or $0.03 per Mcfe for the three months ended September 30, 1997. Amortization expense for the third quarter of 1997 included $167,000 related to the expensing of a noncompete agreement.

   Nine Months ended September 30, 1998 compared to nine months ended September 30, 1997. Revenues for the first nine months of 1998 totaled $57.5 million, a 22% decrease from the prior year period. The decrease was due primarily to the sharp decline in oil and gas prices and, to a lesser extent, lower production. The net loss in the first nine months of 1998 was $2.7 million compared to net income of $7.9 million in the first nine months of 1997. The decrease in net income was primarily attributable to lower oil and gas revenues.

   Average daily production for the first nine months of 1998 totaled 4,749 barrels and 68.4 MMcf (96.9 MMcfe), decreases of 10% and 8%, respectively, from the same period in 1997. Twenty three wells and 59 recompletions and refracs were placed on production during the first nine months of 1998, compared to 22 wells and 64 recompletions and refracs in the same period of 1997. The Company's increase in development activity, the benefits of certain minor acquisitions and the continued success of the production enhancement program appear to have resulted in the elimination of the Company's long-term production decline. Continuation of this increased development activity is partially dependent on future oil and gas prices.

   Average oil prices decreased 30% from $19.78 per barrel in the first nine months of 1997 to $13.86 in 1998. Average natural gas prices decreased 10% from $2.21 per Mcf for the first nine months of 1997 to $1.99 in 1998. The average oil price includes hedging gains in the first nine months of 1997 of $19,000 ($0.01 per barrel) and hedging gains of $285,000 ($0.22 per barrel) in 1998.
The decrease in natural gas prices was primarily the result of the decrease in the average CIG and PEPL indexes for the first nine months of 1998 compared to 1997 and lower natural gas liquids prices in 1998. The average natural gas prices for the nine months ended September 30, 1997 and 1998 include hedging gains of $1.7 million ($0.09 per Mcf) and $1.4 million ($0.07 per Mcf), respectively. Direct operating expenses totaled $13.1 million ($0.50 per Mcfe) for the first nine months of 1998 compared to $13.5 million ($0.47 per Mcfe) in the prior year period.

   General and administrative expenses, net of third party reimbursements, for the first nine months of 1998 totaled $5.5 million, a $1.7 million increase from the same period in 1997. The majority of the increase was attributable to $1.1 million of non-cash expenses related to the common stock grants awarded to certain officers and managers of the Company in conjunction with the redistribution of SOCO's ownership of the Company in October 1997 and $173,000 related to the Company's Stock Purchase Plan. No such expenses were incurred in the prior year period.

   Interest and other expenses totaled $10.0 million in the first nine months of 1998, a decrease of $2.5 million or 20% from the prior year period. Interest expense decreased as a result of lower average debt levels. The Company's average interest rate for the nine months ended September 30, 1998 was 10.3% compared to 9.5% in 1997. The increase in the average interest rate reflects the reduction in average bank debt outstanding during the nine months ended September 30, 1998. The Company repurchased $20.9 million face amount of 11.75% Subordinated Notes in early September 1998 through borrowings on the Company's bank facility. These repurchases are expected to reduce interest expense by approximately $1.0 million a year.

    Depletion, depreciation and amortization expense for the first nine months of 1998 totaled $31.4 million, a decrease of $4.8 million or 13% from the same period in 1997. Depletion expense totaled $30.8 million or $1.17 per Mcfe, for first nine months of 1998 compared to $34.7 million or $1.20 per Mcfe for first nine months of 1997. The decrease in expense resulted from lower oil and natural gas production. Depreciation and amortization expense for the nine months ended September 30, 1998 totaled $582,000, or $0.02 per Mcfe compared to $1.6 million, or $0.06 per Mcfe for the nine months ended September 30, 1997. Amortization expense in the first nine months of 1997 included $1.3 million related to the expensing of a noncompete agreement.

DEVELOPMENT, ACQUISITION AND EXPLORATION

   During the first nine months of 1998, the Company incurred $17.8 million in capital expenditures, with development expenditures comprising $15.5 million. During the period, the Company successfully drilled 19 wells, was in the process of drilling five wells, recompleted 20 wells and refraced 39 wells. The Company anticipates incurring approximately $9.0 million on the further development of its properties during the remainder of 1998.

FINANCIAL CONDITION AND CAPITAL RESOURCES

   At September 30, 1998, the Company had $356.7 million of assets. Total capitalization was $326.3 million, of which 55% was represented by stockholders' equity, 22% by senior debt and 23% by subordinated debt. During the nine months ended September 30, 1998, net cash provided by operations totaled $23.4 million, as compared to $48.7 million in same period of 1997. At September 30, 1998, there were no significant commitments for capital expenditures. The Company anticipates 1998 capital expenditures, exclusive of future acquisitions, to approximate $26.8 million. The level of these and other future expenditures is largely discretionary, and the amount of funds devoted to any particular activity may increase or decrease significantly, depending on available opportunities and market conditions. The Company plans to finance its ongoing development, acquisition and exploration expenditures and additional security repurchases using internal cash flow, proceeds from asset sales and bank borrowings. In addition, joint ventures or future public and private offerings of debt or equity securities may be utilized.

   The Company entered into an amended Credit Agreement in April 1997. The Credit Agreement consists of a revolving credit facility in an aggregate amount up to $140.0 million. The amount available under the revolving credit facility is adjusted semiannually and equaled $90.0 million at September 30, 1998, with $72.0 million outstanding at that time.

   The Credit Agreement contains certain financial covenants, including but not limited to, a maximum total debt to capitalization ratio, a maximum total debt to EBITDA ratio, a minimum current ratio and various other negative covenants that could limit the Company's ability to incur other debt, consummate acquisitions, dispose of assets, pay dividends or repurchase securities. Borrowings under the Credit Agreement mature in 2000, but may be prepaid at anytime. The Company has periodically negotiated extensions of the Credit Agreement; however, there is no assurance the Company will be able to do so in the future. The Company had a restricted payment basket of $10.5 million as of September 30, 1998, which may be used to repurchase common stock, preferred stock and warrants and pay dividends on its common stock.

   The Company had $74.1 million of 11.75% Senior Subordinated Notes due July 15, 2004 outstanding on September 30, 1998. The Notes have been reflected in the accompanying financial statements at a book value of 105.875% of their principal amount ($70.0 million of principal amount outstanding as of September 30, 1998). The Company has repurchased $30.0 million principal amount of the 11.75% Subordinated Notes through borrowings on the Company's bank facility. The Notes are redeemable at the option of the Company, in whole or in part, at any time on or after July 15, 1999 at 105.875% of their principal amount. The Notes are unsecured general obligations and are subordinated to all senior indebtedness and to any existing and future indebtedness of the Company's subsidiaries.

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

   In conjunction with the appointment of a new President of the Company in March 1998, the President purchased 100,000 shares of Common Stock at $6.875 per share. The Company loaned the President $584,000, or 85% of the purchase price, represented by a recourse promissory note that bears interest at 8.50% per annum
payable each March 31 until the note is paid.   The note matures in March 2001
and is secured by all of the shares purchased and granted to him (100,000 shares) in connection with his employment with the Company

   The Company has entered into arrangements to monetize its Section 29 tax credits. These arrangements result in revenue increases of approximately $0.40 per Mcf on production volumes from qualified Section 29 properties. As a result, the Company recognized additional natural gas revenues of $1.3 million and $1.5 million during the nine months ended September 30, 1997 and 1998, respectively. These arrangements are expected to increase revenues through 2002.

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


YEAR 2000 ISSUES


   The Company is aware of the issues associated with the programming code in many existing computer systems and devices with embedded technology as the millennium approaches. The "Year 2000" problem concerns the inability of information and technology-based operating systems to properly recognize and process date-sensitive information beyond December 31, 1999. The Year 2000 problem is potentially pervasive; virtually every computer operation or business system that utilizes embedded computer technology may be affected in some way by the rollover of the two-digit year value to 00. The risk is that computer systems will not properly recognize date sensitive information when the year changes to 2000, which could result in system failures or miscalculations, resulting in a serious threat of business disruption.

   In response to the potential impact of the Year 2000 issue on the Company's business and operations, the Company has formed a Year 2000 Committee consisting of members of senior management and the Information Systems Manager. This committee will inventory and assess the readiness for Year 2000 compliance by the Company and its vendors, suppliers, customers and other significant business relationships.

   During the first nine months of 1998, the Company purchased and converted to its own in-house computer system. In conjunction with this process, the Company is taking steps to identify, correct or reprogram and test its new and existing systems for Year 2000 compliance. It is anticipated that all new systems, upgrades and reprogramming efforts will be completed by June 30, 1999, allowing adequate time for testing. As such, management believes the Year 2000 issues with respect to the Company's internal systems can be mitigated without a significant potential effect on the Company's financial position or operations.

   In addition, to ensure external Year 2000 readiness, the Company is gathering information concerning the Year 2000 readiness of its vendors, suppliers, customers and others with whom the Company has significant business relationships. A further assessment of the potential impact of the Year 2000 issue on the Company's business and operations will be made as this information is received and evaluated. As the Company is in the process of collecting this information from third parties, management cannot currently state whether its operations will be materially affected by third party compliance issues. However, the Company is not currently aware of any third party issues that would cause a significant business disruption. If the assessment of any significant third party responses indicates that they will not be Year 2000 compliant, it may be necessary to develop contingency plans to minimize the negative impact on the Company.

   The Company also relies on non-information technology systems such as telephones, facsimile machines, air conditioning, heating, elevators in its leased office building and other equipment which may have embedded technology such as micro processors, which may or may not be Year 2000 compliant. This technology is outside of the Company's control to assess or remedy and could adversely affect the Company's ability to conduct business. Management believes any such disruption is not likely to have a significant effect on the Company's financial position or operations.

   The Company's goal is to have all internal systems Year 2000 compliant, and third party assessments completed no later than June 30, 1999. This should allow sufficient time prior to January 1, 2000 to validate the system modifications and complete any additional contingency planning for third parties that may not be Year 2000 compliant. However, given the complexity of the Year 2000 issue, there can be no assurance that the Company will be able to address these problems without costs and uncertainties that might affect future financial results or cause reported financial information not to be necessarily indicative of future operating results or future financial condition.

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


                             Average Prices
                      ---------------------------
                               Natural  Equivalent
                        Oil      Gas       Mcf
                      -------  -------  ----------
                    (Per Bbl) (Per Mcf) (Per Mcfe)
Annual
------

1993........          $15.87    $2.08       $2.22
1994........           14.84     1.70        1.94
1995........           16.43     1.34        1.73
1996........           20.47     1.99        2.41
1997........           19.54     2.25        2.55

Quarterly
---------

1997
----
First.......          $21.79    $2.63       $2.93
Second......           19.09     1.85        2.26
Third.......           18.53     1.92        2.26
Fourth......           18.80     2.61        2.76

1998
----
First.......          $14.70    $2.04       $2.16
Second......           13.41     1.95        2.03
Third.......           12.83     1.72        1.84


PART II. OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

      Information with respect to this item is incorporated by reference from Notes to Consolidated Financial Statements in Part 1 of this report.


Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

 (a)  Exhibits -

      27 Financial Data Schedule

 (b) No reports on Form 8-K were filled by Registrant during the quarter ended September 30, 1998.

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



November 2, 1998