Form 10-K405
period 1998-12-31
PATINA OIL & GAS CORP
filed 1999-03-05
CIK 1006264

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                   ------------------------------------------

                                   FORM 10-K
(Mark one)
[X]              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 1998

                                      OR
[ ]             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the transaction period from_______ to


                         Commission file number 1-14344
                ------------------------------------------------
                          PATINA OIL & GAS CORPORATION
             (Exact name of registrant as specified in its charter)

             Delaware                                       75-2629477
    (State or other jurisdiction of                       (IRS Employer
    incorporation or organization)                     Identification No.)

           1625 Broadway                                        80202
          Denver, Colorado                                    (Zip Code)
(Address of principal executive offices)

       Registrant's telephone number, including area code (303) 389-3600

             Title of each class                      Name of each exchange on which registered
--------------------------------------------------    -----------------------------------------
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

[X] Yes  [ ] No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the 13,888,554 shares of voting stock held by non-affiliates of the registrant, based upon the closing sale price of the common stock on March 4, 1999 of $3.06 per share as reported on the New York Stock Exchange, was $42,534,000. Shares of common stock held by each officer and director and by each person who owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     As of March 4, 1999, the registrant had 15,803,702 shares of common stock outstanding.

                       DOCUMENT INCORPORATED BY REFERENCE

     Part III of the report is incorporated by reference to the Registrant's definitive Proxy Statement relating to its Annual Meeting of Stockholders, which will be filed with the Commission no later than April 30, 1999

================================================================================

                          PATINA OIL & GAS CORPORATION

                           Annual Report on Form 10-K
                               December 31, 1998

                                     PART I


ITEM 1.  BUSINESS

General

   Patina Oil & Gas Corporation ("Patina" or the "Company") is an independent energy company engaged in the acquisition, development, exploitation and production of oil and natural gas in the Wattenberg Field ("Wattenberg" or the "Field") of Colorado's Denver-Julesburg Basin ("D-J Basin"). The Company was formed in early 1996 to hold the Wattenberg assets of Snyder Oil Corporation ("SOCO") and to facilitate the acquisition of Gerrity Oil & Gas Corporation ("Gerrity" or the "Gerrity Acquisition") in May 1996. After the Gerrity Acquisition, SOCO owned 14,000,000 or approximately 74% of the Company's common shares. The amounts and results of operations of the Company for periods prior to the Gerrity Acquisition reflect the historical amounts and results of SOCO's Wattenberg operations. In October 1997, the Company effectuated a series of transactions which eliminated SOCO's ownership in the Company.

   Patina is one of the largest producers in Wattenberg and currently accounts for over 30% of the total production from the Field. Wattenberg, a major onshore producing basin with total cumulative production in excess of three trillion cubic feet of natural gas equivalents since its discovery in 1970, is located approximately 35 miles northeast of Denver and stretches over portions of Adams, Boulder and Weld Counties in Colorado. One of the most attractive features of Wattenberg is that there are up to eight potentially productive formations throughout the field ranging in depths from 2,000 to 8,000 feet. Three of the formations, the Codell, the Niobrara and the J-Sand, are "blanket" zones in the area of the Company's holdings, while other formations, such as the Sussex, Shannon and Dakota are more localized. The existence of several pay sands within the geological structure allows for multiple completions within a single wellbore, keeping drilling and operating costs low.

   In May 1998, the Colorado Oil & Gas Commission adopted new spacing rules for the Wattenberg Field that greatly enhanced the Company's ability to more efficiently develop its properties. The rule also eliminated costly and time-consuming procedures required for certain development activities. All formations in the Field can now be drilled, produced and commingled from any or all of ten "drilling windows" on a 320 acre parcel. Primarily as a result of the new rule, the Company increased its capital development activities during the year. The increase in development activity allowed the Company to realize production growth during the second half of 1998 and increase its total proved reserves over the prior year despite a significant reduction in oil and natural gas prices.

   At December 31, 1998, the Company had $351.5 million of assets and 372.0 Bcfe of proved reserves. The reserves had an estimated pretax present value of $225.1 million based on unescalated prices and costs in effect on that date. Approximately 77% of the reserves by volume were natural gas and over 95% of the pretax present value was attributable to proved developed reserves. The Company operates almost 95% of the roughly 3,400 producing wells in which it holds a working interest, representing 99% of its producing reserve value. At December 31, 1998, the Company had 111 proved undeveloped drilling or deepening projects, 235 recompletions and 176 restimulation ("refrac") opportunities included in total proved reserves. During 1998, production averaged 97.8 MMcfe per day. Based on year-end 1998 reserves, the Company had a reserve life index of 10.4 years.

   From its inception, the Company has focused on consolidating its properties, developing an efficient organization, reducing costs and improving operations. During 1998, the Company's revenues and net cash provided from operations totaled $74.7 million and $34.3 million, respectively. The Company used its operating cash flow to repurchase $8.7 million of its equity securities and reduce indebtedness by $4.4 million. In addition, the Company invested $24.1 million in the further development of its properties, the acquisition of proved reserves in Wattenberg and the acquisition of approximately

90,000 gross acres in conjunction with a grassroots prospect in Wyoming. During the year, the Company's development program was primarily comprised of drilling or deepening 36 development wells, performing 54 refracs and recompleting 21 wells. The Company also completed various minor field projects consisting of tubing installations and workovers designed to enhance production and reserves. The successful results of this development activity allowed the Company to realize production growth during the second half of 1998 and increase its total proved reserves.

   Since 1986, the Company and its predecessors have grown through a series of acquisitions in combination with the further exploitation and development of its properties. The Company and its predecessors have completed more than 65 acquisitions having an aggregate purchase price of over $450 million. During the last six years, the Company has expended approximately $367 million on development projects including the drilling or deepening of over 1,425 wells and the recompletion or refrac of more than 475 wells. The Company seeks to maximize the value of its oil and natural gas properties by increasing production and recoverable reserves through the implementation of operational improvements, workovers, multi-zone recompletions, refracs and the drilling or deepening of new development wells.


Business Strategy

   Management believes that the Company's sizable asset base and cash flow, along with its low production costs and efficient operating structure, provide it with a competitive advantage in Wattenberg and in certain analogous basins. Given management's expertise in acquisitions and the advantages set forth above, the Company believes it is in an excellent position to increase its reserves, production and cash flows in a cost-efficient manner primarily through: (i) selectively pursuing consolidation and acquisition opportunities in existing and future core areas; (ii) further development and exploitation of its properties in Wattenberg through development activity, well workovers and operational improvements, and (iii) the generation of grassroots drilling prospects with the potential to add significant reserves and production. Management believes that the Company's strong financial position affords it the financial flexibility to execute its business strategy.

Production, Revenue and Price History

   The following table sets forth information regarding net production of oil and natural gas, revenues and direct operating expenses attributable to such production, average sales prices and other production information for each of the years in the five year period ended December 31, 1998. The financial and operating information reflect the acquisition of Gerrity by the Company in May 1996.

                                                                                  December 31,
                                                                  --------------------------------------------
                                                                   1994     1995     1996      1997     1998
                                                                  -------  -------  -------  --------  -------
                                                                    (Dollars in thousands, except prices and
                                                                              per Mcfe information)
Production
 Oil (MBbl).....................................................    1,829    1,342    1,688     1,889    1,699
 Gas (MMcf).....................................................   23,893   20,981   23,947    26,863   25,522
 MMcfe /a/......................................................   34,872   29,034   34,074    38,194   35,715

Revenues
 Oil............................................................  $27,151  $22,049  $34,541  $ 37,197  $22,583
 Gas /b/........................................................   40,598   28,024   47,644    62,342   49,594
                                                                  -------  -------  -------  --------  -------
  Subtotal......................................................   67,749   50,073   82,185    99,539   72,177
 Other..........................................................       73       29    1,003       794    2,533
                                                                  -------  -------  -------  --------  -------
  Total.........................................................   67,822   50,102   83,188   100,333   74,710
                                                                  -------  -------  -------  --------  -------

Direct operating expenses
 Lease operating expenses.......................................    3,662    5,387    8,866    11,735   12,399
 Production taxes...............................................    4,448    3,480    5,653     7,055    4,941
                                                                  -------  -------  -------  --------  -------
  Total.........................................................    8,110    8,867   14,519    18,790   17,340
                                                                  -------  -------  -------  --------  -------

Direct operating margin.........................................  $59,712  $41,235  $68,669  $ 81,543  $57,370
                                                                  =======  =======  =======  ========  =======

Average sales price
 Oil (Bbl)......................................................  $ 14.84  $ 16.43  $ 20.47  $  19.70  $ 13.29
 Gas (Mcf) /b/..................................................     1.70     1.34     1.99      2.32     1.94
 Mcfe /a/.......................................................     1.94     1.73     2.41      2.61     2.02

Average direct operating expense/Mcfe...........................     0.23     0.31     0.43      0.49     0.49
Average production margin/Mcfe..................................     1.71     1.42     1.99      2.12     1.54
-----------------------------------------

/a/ Oil production is converted to natural gas equivalents (Mcfe) at the rate of one barrel to six Mcf.
/b/  Sales of natural gas liquids are included in gas revenues.


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

   Natural Gas. Wattenberg natural gas is high in heating content (BTU's) and must be processed in order to strip natural gas liquids ("NGL's") before residue gas is sold to utilities, independent marketers and end users through both intrastate and interstate pipelines. The Company utilizes two separate arrangements to gather, process and market its natural gas production. Approximately 30% of the Company's natural gas production is sold to Duke Energy Field Services ("Duke Energy") at the wellhead under percentage of proceeds contracts. Pursuant to this type of contract, the Company receives a fixed percentage of the proceeds from the sale of its residue gas and NGL's by Duke Energy. Substantially all of the

Company's remaining natural gas production is dedicated for gathering to either Duke Energy or KN Front Range Gathering Company ("KN") and is then processed at plants owned by Duke Energy or Amoco Production Company ("Amoco"). Under this arrangement, the Company retains the right to market its share of residue gas at the tailgate of the plant and sells it under seasonal spot market arrangements along the front range of Colorado or transports the gas to Midwest markets under transportation agreements. NGL's are sold by the processor and the Company receives payment net of applicable processing fees. A portion of the natural gas processed by Amoco at the Wattenberg Processing Plant is under a favorable contract that not only provides payment for a percentage of the NGL's stripped from the natural gas, but also redelivers to the tailgate the same amount of MMBtu's as was delivered to the plant under a "keepwhole" arrangement. This agreement remains in effect until December 2012.

   Oil. Oil production is principally sold to refiners, marketers and other purchasers who truck oil to local refineries or pipelines. The price is generally based on a local market posting for oil and is adjusted for transportation costs and quality. Amoco has the right to purchase oil produced from certain of the Company's properties.


Competition

   The oil and natural gas industry is highly competitive. The Company encounters competition from other oil and natural gas companies in all of its operations, including the acquisition of exploration and development prospects and producing properties. Patina competes for the acquisition of oil and natural gas properties with numerous entities, including major oil companies, other independent oil and natural gas concerns and individual producers and operators. Many competitors have financial and other resources substantially greater than those of the Company. The ability of the Company to increase reserves in the future will be dependent on its ability to select and acquire suitable producing properties and prospects for future development and exploration.


Title to Properties

   Title to the Company's oil and natural gas properties is subject to royalty, overriding royalty, carried and other similar interests and contractual arrangements customary in the oil and natural gas industry, to liens incident to operating agreements and for current taxes not yet due and other comparatively minor encumbrances.

   As is customary in the oil and natural gas industry, only a perfunctory investigation as to ownership is conducted at the time undeveloped properties believed to be suitable for drilling are acquired. Prior to the commencement of drilling operations, a detailed title examination is conducted and curative work is performed with respect to known significant title defects.

Regulation

   Regulation of Drilling and Production. The Company's operations are affected by political developments and by federal, state and local laws and regulations. Legislation and administrative regulations relating to the oil and natural gas industry are periodically changed for a variety of political, economic and other reasons. Numerous federal, state and local departments and agencies issue rules and regulations binding on the oil and natural gas industry, some of which carry substantial penalties for failure to comply. The regulatory burden on the oil and natural gas industry increases the Company's cost of doing business, decreases flexibility in the timing of operations and may adversely affect the economics of capital projects.

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

   State statutes govern exploration and production operations, conservation of oil and natural gas resources, protection of the correlative rights of oil and natural gas owners and environmental standards. State Commissions implement their authority by establishing rules and regulations requiring permits for drilling, reclamation of production sites, plugging bonds, reports and other matters. Colorado, where the Company's producing properties are located, amended its statute concerning oil and natural gas development in 1994 to provide the Colorado Oil & Gas Conservation Commission (the "COGCC") with enhanced authority to regulate oil and natural gas activities to protect public health, safety and welfare, including the environment. Several rule makings pursuant to these statutory changes have been undertaken by the COGCC concerning groundwater protection, soil conservation and site reclamation, setbacks in urban areas and other safety concerns, and financial assurance for industry obligations in these areas. To date, these rule changes have not adversely affected operations of the Company, as the COGCC is required to enact cost-effective and technically feasible regulations, and the Company has been an active participant in their development. However, there can be no assurance that, in the aggregate, these and other regulatory developments will not increase the cost of conducting operations in the future.

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

   The Company operates its own exploration and production waste management facilities, which enable it to treat, bioremediate and otherwise dispose of tank sludges and contaminated soil generated from the Company's operations. There can be no assurance, that these facilities, or other commercial disposal facilities utilized by the Company from time to time, will not give rise to environmental liability in the future. To date, expenditures for the Company's environmental control facilities and for remediation of production sites have not been significant to Patina. The Company believes, however, that the trend toward stricter standards in environmental legislation and regulations will continue and could have a significant adverse impact on the Company's operating costs, as well as on the oil and natural gas industry in general.


Office and Operations Facilities

   The Company, a Delaware corporation, leases its principal executive offices at 1625 Broadway, Denver, Colorado 80202. The lease covers approximately 29,000 square feet and expires in November 2001. The monthly rent is approximately $41,000. The Company also owns a 6,000 square foot production facility in Platteville, Colorado used to support the Company's Wattenberg Field operations.


Employees

   On December 31, 1998, the Company employed 149 people, including 81 that work in the Company's field office, none of whom are represented by a labor union. The Company believes its relationship with its employees is satisfactory.

Directors and Executive Officers

   The following table sets forth certain information about the officers and directors of the Company:


             Name                Age                             Position
             ----                ---                             --------

       Thomas J. Edelman.......   48  Chairman of the Board and Chief Executive Officer
       Jay W. Decker...........   48  President and Director
       Brian J. Cree...........   35  Executive Vice President and Chief Operating Officer, Director
       David J. Kornder........   38  Vice President and Chief Financial Officer
       James A. Lillo..........   44  Vice President
       David R. Macosko........   37  Vice President
       Terry L. Ruby...........   40  Vice President
       David W. Siple..........   39  Vice President
       Christopher C. Behrens..   38  Director
       Robert J. Clark.........   54  Director
       Thomas R. Denison.......   38  Director
       Elizabeth K. Lanier.....   47  Director
       Alexander P. Lynch......   46  Director
--------------------

  Thomas J. Edelman has served as Chairman of the Board and Chief Executive Officer of the Company since its formation. He co-founded SOCO and was its
President from 1981 through February 1997.   From 1980 to 1981, he was with The
First Boston Corporation and from 1975 through 1980, with Lehman Brothers Kuhn Loeb Incorporated. Mr. Edelman received his Bachelor of Arts Degree from Princeton University and his Masters Degree in Finance from Harvard University's Graduate School of Business Administration. Mr. Edelman serves as Chairman of Range Resources Corporation and is a Director of Petroleum Heat & Power Co. Inc., Star Gas Corporation, and Paradise Music & Entertainment, Inc. Mr. Edelman is also a Trustee of The Hotchkiss School.

  Jay W. Decker has served as President since March 1998 and as a Director of the Company since May 1996. Mr. Decker had been the Executive Vice President and a Director of Hugoton Energy Corporation, a public independent oil company since 1995. From 1989 until its merger into Hugoton Energy, Mr. Decker was the President and Chief Executive Officer of Consolidated Oil & Gas, Inc., a private independent oil company based in Denver, Colorado and President of a predecessor company. Prior to 1989, Mr. Decker served as Vice President - Operations for General Atlantic Energy Company and in various capacities for Peppermill Oil Company, Wainoco Oil & Gas and Shell Oil Company. Mr. Decker received his Bachelor of Science Degree in Petroleum Engineering from the University of Wyoming. Mr. Decker also serves as a Director of FX Energy.

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

  Jim A. Lillo has served as Vice President of the Company since May 1998. From 1995 to 1998, Mr. Lillo was President of James Engineering, Inc., an independent petroleum engineering consulting firm. Prior to that, Mr. Lillo served as Vice President of Engineering for Consolidated Oil & Gas, Inc., until its merger into Hugoton Energy Corporation, and President of a predecessor operating company since 1989. Prior to 1989, Mr. Lillo worked as an independent engineering consultant and as Manager of Reservoir Engineering for Hart Exploration, and in various engineering capacities with Champlin Petroleum Company and Shell Oil Company. Mr. Lillo received his Bachelor of Science Degree in Chemical and Petroleum Refining Engineering from the Colorado School of Mines and is a Registered Professional Engineer.

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

  Christopher C. Behrens has served as a Director of the Company since February 1999. Mr. Behrens was made a principal at Chase Capital Partners during 1998. Chase Capital Partners is a General Partner of Chase Venture Capital Associates, L.P. Before assuming such position, Mr. Behrens was a Vice President in the Chase Manhattan Corporation's Merchant Banking Group. He received his Bachelor of Arts from the University of California at Berkeley and his M.B.A. from Columbia University. Mr. Behrens also serves as a Director of Portola Packaging and The Pantry, Inc., as well as other private companies.

  Robert J. Clark has served as a Director of the Company since May 1996. Mr. Clark is the President of Bear Paw Energy Inc., a wholly owned subsidiary of TransMontaigne, Inc. Mr. Clark formed a predecessor company Bear Paw Energy Inc. in 1995 and joined TransMontaigne in 1996 when TransMontaigne acquired a majority interest in the predecessor company. From 1988 to 1995 he was President of SOCO Gas Systems, Inc. and Vice President - Gas Management for SOCO. Mr. Clark was Vice President Gas Gathering, Processing and Marketing of Ladd Petroleum Corporation, an affiliate of General Electric from 1985 to 1988. Prior to 1985, Mr. Clark held various management positions with NICOR, Inc. and its affiliate NICOR Exploration, Northern Illinois Gas and Reliance Pipeline Company. Mr. Clark received his Bachelor of Science Degree from Bradley University and his M.B.A. from Northern Illinois University.

  Thomas R. Denison has served as a Director of the Company since January 1998. Mr. Denison is a Managing Director and the General Counsel of First Reserve Corporation. He joined the firm in January 1998 and opened its Denver office. Prior to joining First Reserve, he was a partner in the international law firm of Gibson, Dunn & Crutcher LLP, a firm which he joined in 1986 as an associate. Mr. Denison received his Bachelor of Science degree in Business Administration from the University of Denver and his Juris Doctor from the University of Virginia. Mr. Denison also serves as a Director of TransMontaigne, Inc.

  Elizabeth K. Lanier has served as a Director of the Company since January 1998. Mrs. Lanier has served as Vice President and General Counsel of General Electric Power Systems since August 1998. From 1996 to 1998, Mrs. Lanier served as Vice President and Chief of Staff of Cinergy Corp. Mrs. Lanier received her Bachelor of Arts Degree with honors from Smith College in 1973 and her law degree from Columbia Law School in 1977 where she was a Harlan Fiske Stone Scholar. Mrs. Lanier was awarded an Honorary Doctorate of Technical Letters by Cincinnati Technical College in 1991 and an Honorary Doctorate of Letters in 1995 from the College of Mt. St. Joseph. From 1982 to 1996 she was a Partner in the Corporate and Litigation Departments of Frost & Jacobs, a law firm in Cincinnati, Ohio. From 1977 to 1982 she was with the law firm of Davis Polk & Wardwell in New York City. She is immediate past Chair of the Ohio Board of Regents.

  Alexander P. Lynch has served as a Director of the Company since May 1996. Mr. Lynch is currently a General Partner of The Beacon Group, a private investment and financial advisory firm. From 1995 to 1996, Mr. Lynch had been Co-President and Co-Chief Executive Officer of The Bridgeford Group, a financial advisory firm. From 1991 to 1994, he served as Senior Managing Director of Bridgeford. From 1985 until 1991, Mr. Lynch was a Managing Director of Lehman Brothers, a division of Shearson Lehman Brothers Inc. Mr. Lynch received his Bachelor of Arts Degree from the University of Pennsylvania and his M.B.A. from the Wharton School of Business at the University of Pennsylvania. Mr. Lynch also serves as a Director of Canadian National Railway Company.

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

                              Producing Formations
                                                          Approximate
                 Formation                                   Depth
                 ---------                                   -----
                                                            (feet)
                 Parkman...................................  3,600
                 Sussex....................................  4,500
                 Shannon...................................  4,800
                 Niobrara..................................  7,000
                 Codell....................................  7,300
                 D-Sand....................................  7,500
                 J-Sand....................................  7,800
                 Dakota....................................  8,000

   Drilling in Wattenberg is considered low risk from the perspective of finding oil and gas reserves, with better than 95% of the wells drilled being completed as producers. Prior to 1998, the Codell/Niobrara formations were the primary drilling objective of the Company. These formations produce both oil and natural gas, with oil comprising approximately 30% of the total per well reserves. Although the cost of drilling and completing a Codell/Niobrara well is approximately $225,000, the decline in oil and gas prices since the fall of 1997 has significantly reduced the economic attractiveness of such drilling. In May 1998, the Colorado Oil & Gas Commission adopted new spacing rules for the Wattenberg Field that greatly enhanced the Company's ability to more efficiently develop its properties. The rule also eliminated costly and time-consuming procedures required for certain development activities. All formations in the Field can now be drilled, produced and commingled from any or all of ten "drilling windows" on a 320 acre parcel. Primarily as a result of the new rule, the Company increased its capital development activities during the year. The increase in development activity allowed the Company to realize production growth during the second half of 1998 and increase its total proved reserves over the prior year despite a significant reduction in oil and natural gas prices.

   During 1998, the Company drilled or deepened 26 wells to the J-Sand or Dakota formation and eight wells to the Codell/Niobrara formation. The cost of drilling and completing a J-Sand well approximates $300,000 while a completed deepening within an existing wellbore costs roughly $225,000. The reserves associated with a typical J-Sand well are substantially more prolific than those of a Codell/Niobrara, with over 95% of such per well reserves comprised of natural gas. Thus, the economics associated with a J-Sand project are more dependant on natural gas prices. The finding and development costs for the J-Sand and Dakota drilling and deepening projects for 1998 averaged $0.50 per Mcfe. At December 31, 1998 the Company had 108 proven J-Sand drilling locations or deepening projects in inventory.

   The Company also performed 54 refracs during 1998, expanding on the program initiated in 1997. A refrac consists of the restimulation of a producing formation within an existing wellbore to enhance production and add new reserves. During 1998, the refrac program was focused primarily on the Codell formation, although the Company successfully completed two J-Sand refracs. A typical refrac costs approximately $90,000. The finding and development costs associated with the Company's 1998 refrac program averaged $0.83 per Mcfe. At December 31, 1998 the Company had 176 proven refrac projects. Given the positive results of the refrac program to date, management has identified over 250 additional refrac opportunities that are not included in proved reserves at year-end.

   In addition to the development activity described above, the Company recompleted 21 wells and installed tubing in another 149 wellbores. These projects, combined with well workovers and reactivations, were an integral part of the Company's 1998 development program and elimination of the long-term decline in the Company's production. The Company estimates it has over 350 of these minor projects at year-end 1998.

   At December 31, 1998, the Company had working interests in 3,392 gross (3,034 net) producing oil and natural gas wells in the D-J Basin and held royalty interests in an additional 216 producing wells. As of December 31, 1998, estimated proved reserves totaled 372.0 Bcfe, including 14.2 million barrels of oil and 286.6 Bcf of gas.


Proved Reserves

   The following table sets forth estimated year-end net proved reserves for the three years ended December 31, 1998.

                                     December 31,
                               -------------------------
                                1996     1997     1998
                               -------  -------  -------
         Oil (MBbl)
              Developed......   15,799   14,594   13,655
              Undeveloped....    6,676    2,382      585
                               -------  -------  -------
                  Total......   22,475   16,976   14,240
                               =======  =======  =======

         Natural gas (MMcf)
              Developed......  242,777  232,058  244,736
              Undeveloped....   53,882   23,577   41,859
                               -------  -------  -------
                  Total        296,659  255,635  286,595
                               =======  =======  =======

         Total MMcfe.........  431,509  357,491  372,035
                               =======  =======  =======


   The following table sets forth for the year ended December 31, 1998, pretax future net revenues from the production of proved reserves and the pretax present value discounted at 10% of such revenues, net of estimated future capital costs, including estimated costs of $24.9 million in 1999.

                                    December 31, 1998
                            ---------------------------------
                            Developed  Undeveloped    Total
                            ---------  ------------  --------
                                      (In thousands)
 Future Net Revenues
--------------------------
 1999.....................   $ 40,074      $(8,526)  $ 31,548
 2000.....................     35,181       (4,887)    30,294
 2001.....................     34,929        5,331     40,260
 Remainder................    252,134       49,540    301,674
                             --------      -------   --------
  Total...................   $362,318      $41,458   $403,776
                             ========      =======   ========

 Pretax PW 10% Value /a/..   $213,116      $12,015   $225,131
                             ========      =======   ========
------------------

/a/ The after tax present value discounted at 10% of the proved reserves totaled $205.4 million at year-end 1998.

   The quantities and values in the preceding tables are based on prices in effect at December 31, 1998, which averaged $10.60 per barrel of oil and $1.87 per Mcf of gas. Price declines decrease reserve values by lowering the future net revenues attributable to the reserves and reducing the quantities of reserves that are recoverable on an economic basis. Price increases have the opposite effect. A significant decline in the prices of oil or natural gas could have a material adverse effect on the Company's financial condition and results of operations.

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

   The present values shown should not be construed as the current market value of the reserves. The quantities and values shown in the preceding tables are based on average oil and natural gas prices in effect on December 31, 1998. Subsequent to year-end, natural gas prices have fallen. The value of the Company's assets is in part dependent on the prices the Company receives for oil and natural gas, and a significant decline in the price of oil or gas could have a material adverse effect on the Company's financial condition and results of
operations.   The 10% discount factor used to calculate present value, which is specified by the Securities and Exchange Commission (the "SEC"), is not necessarily the most appropriate discount rate, and present value, no matter what discount rate is used, is materially affected by assumptions as to timing of future production, which may prove to be inaccurate. For properties operated by the Company, expenses exclude Patina's share of overhead charges. In addition, the calculation of estimated future net revenues does not take into account the effect of various cash outlays, including, among other things general and administrative costs and interest expense.

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

   The proved oil and natural gas reserves and future revenues as of December 31, 1998 were audited by Netherland, Sewell & Associates, Inc. ("NSAI"). Since January 1, 1999, the Company has filed Department of Energy Form EIA-23, "Annual Survey of Oil and Gas Reserves," as required by operators of domestic oil and gas properties. There are differences between the reserves as reported on Form EIA-23 and reserves as reported herein. Form EIA-23 requires that operators report on total proved developed reserves for operated wells only and that the reserves be reported on a gross operated basis rather than on a net interest basis.

Producing Wells

   The following table sets forth certain information at December 31, 1998 relating to the producing wells in which the Company owned a working interest. The Company also held royalty interests in 216 producing wells at such date. The Company had 157 wells (150 net) shut in at December 31, 1998. The Company's average working interest in all wells was 90%. Wells are classified as oil or natural gas wells according to their predominant production stream.


             Principal                     Gross    Net
          Production Stream                Wells  Wells
          -----------------                -----  -----
    Oil................................... 2,739  2,494

    Natural gas...........................   653    540
                                           -----  -----
           Total.......................... 3,392  3,034
                                           =====  =====

Drilling Results

   The following table sets forth information with respect to wells drilled or deepened by the Company during the past three years. All the wells were development wells. The information should not be considered indicative of future performance, nor should it be assumed that there is necessarily any correlation between the number of productive wells drilled, quantities of reserves found or economic value. Productive wells are those that produce commercial quantities of hydrocarbons whether or not they produce a reasonable rate of return.

                  1996  1997  1998
                  ----  ----  ----
    Productive
      Gross.....  12.0  28.0  36.0
      Net.......  12.0  28.0  36.0
    Dry
      Gross.....   0.0   1.0   0.0
      Net.......   0.0   1.0   0.0

   At December 31, 1998 no development wells were in progress.


Acreage

   The following table sets forth certain information at December 31, 1998 relating to acreage held by the Company. Undeveloped acreage is acreage held under lease, permit, contract or option that is not in a spacing unit for a producing well, including leasehold interests identified for development or exploratory drilling. Developed acreage is acreage assigned to producing wells.

                    Developed       Undeveloped
                 ----------------  --------------
                  Gross     Net    Gross    Net
                 -------  -------  ------  ------

     Colorado..  177,000  138,000   7,000   6,000
     Wyoming...        -        -  35,000  24,000
                 -------  -------  ------  ------

       Total...  177,000  138,000  42,000  30,000
                 =======  =======  ======  ======

During 1998, the Company acquired 35,000 gross (24,000 net) acres in southwestern Wyoming. The Company also acquired the option to earn through drilling an additional 58,000 gross (58,000 net) acres of coalbed methane gas leases in this same area. As such, the Company controls approximately 93,000 gross (82,000 net) acres with respect to this grassroots prospect.

ITEM 3.  LEGAL PROCEEDINGS

   In March 1996, a complaint was filed in the Court of Chancery for the State of Delaware against Gerrity and each of its directors, Brickell Partners v. Gerrity Oil & Gas Corporation, C.A. No. 14888 (Del. Ch.). The complaint alleges that the "action is brought (a) to restrain defendants from consummating the Gerrity Acquisition which will benefit the holders of Gerrity's common stock at the expense of the holders of Gerrity's preferred stock and (b) to obtain a declaration that the terms of the proposed Gerrity Acquisition constitute a breach of the contractual rights of the preferred." The complaint sought, among other things, certification as a class action on behalf of all holders of Gerrity's preferred stock, a declaration that the defendants have committed an abuse of trust and have breached their fiduciary and contractual duties, an injunction enjoining the Gerrity Acquisition and money damages. In April 1996, the defendants were granted an indefinite extension of time in which to answer the complaint and no answer had been filed by February 1997. In February 1997, the attorney for the plaintiff filed a Status Report with the court stating "Case has been mooted. Plaintiff is preparing an application for counsel fees." No fee application was filed. In November 1997, the plaintiff filed an amended complaint. The amended complaint realleges the substance of the original complaint and includes an allegation that the defendants coerced the holders of the Gerrity preferred stock into exchanging their stock for the 7.125% Preferred Stock of the Company. The amended complaint also alleges the defendants participated in a scheme to eliminate the outstanding Gerrity preferred by forcing the exchange of those shares for shares of the Company's preferred in October 1996. The amended complaint seeks rescission of the transactions described in the complaint or money damages if rescission is impractical. On January 5, 1998, defendants filed a motion to dismiss the amended complaint. A brief in support of the motion to dismiss was filed in August 1998 and there has been no response from the plaintiffs. Defendants believe that the amended complaint is without merit and intend to vigorously defend against this action. At this time, the Company is unable to estimate the range of potential loss, if any, from this uncertainty. However, the Company believes the resolution of this uncertainty should not have a material adverse effect upon the Company's financial position, although an unfavorable outcome in any reporting period could have a material adverse effect on results for that period.

   The Company is a party to various other lawsuits incidental to its business, none of which are anticipated to have a material adverse impact on its financial position or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   None.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SECURITY HOLDER MATTERS

   The Company's Common Stock, $12.50 Warrants and 7.125% Preferred Stock are listed on the New York Stock Exchange ("NYSE") under the symbols "POG", "POGWT" and "POGPr", respectively. Such listings became effective in May 1996. The Company's 8.50% Preferred Stock was privately placed and does not trade publicly. The following table sets forth the range of high and low closing prices as reported on the NYSE Composite Tape.

                      Common Stock     Warrants    Preferred Stock
                      -------------  ------------  ---------------
                       High    Low   High    Low    High     Low
                      ------  -----  -----  -----  -------  ------
  1997
  ----
    First Quarter...  $10.50  $8.63  $2.88  $1.50   $31.75  $29.50
    Second Quarter..    9.50   8.00   1.88   1.25    29.75   28.00
    Third Quarter...    9.94   8.00   2.25   1.13    32.38   27.75
    Fourth Quarter..   10.31   6.88   2.56   1.25    33.00   27.50

  1998
  ----
    First Quarter...  $ 7.75  $6.69  $1.63  $1.13   $29.50  $27.00
    Second Quarter..    7.81   6.50   1.56   1.13    29.56   25.94
    Third Quarter...    7.13   3.56   1.25   0.38    26.75   20.06
    Fourth Quarter..    4.56   2.38   0.63   0.22    21.50   17.19

   On March 4, 1999, the closing prices of the Common Stock, Warrants and 7.125% Preferred Stock were $3.06, $0.34 and $16.81, respectively. As of December 31, 1998, there were approximately 187 holders of record of the common stock and
15.8 million shares outstanding.

   Dividend Policy. Prior to the fourth quarter of 1997, the Company had not declared dividends on its common stock. The Company declared and paid an initial quarterly dividend on its common stock in December 1997 at a rate of one cent per share. During 1998, the Company declared and paid dividends on its common stock at the rate of one cent per share each quarter. The Company currently plans to continue to pay dividends on its common stock. However, continuation of dividends and the amounts thereof will depend upon the Company's earnings, financial condition, capital requirements and other factors. Under the terms of its bank Credit Agreement, the Company had $8.4 million available for dividends on its common stock as of December 31, 1998.

ITEM 6.  SELECTED FINANCIAL DATA

   The following table presents selected historical financial data of the Company as of or for each of the years in the five year period ended December 31, 1998. Future results may differ substantially from historical results because of changes in oil and natural gas prices, production increases or declines and other factors. This information should be read in conjunction with the financial statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations, presented elsewhere herein. The financial statements reflect the Gerrity Acquisition in May 1996.

                                                    As of or for the Year Ended December 31,
                                              -----------------------------------------------------
                                                1994       1995       1996       1997       1998
                                              ---------  ---------  ---------  ---------  ---------
                                                      (In thousands except per share data)
Statement of Operations Data
Revenues....................................  $ 67,822   $ 50,102   $ 83,188   $100,333   $ 74,710
Expenses
  Direct operating..........................     8,110      8,867     14,519     18,790     17,340
  Exploration...............................       784        416        224        131         59
  General and administrative................     7,484      5,974      6,151      7,154      7,139
  Interest and other........................     3,869      5,476     14,304     16,038     13,001
  Depletion, depreciation and amortization..    43,036     32,591     44,822     49,076     41,695
  Impairment of oil and gas properties......         -          -          -     26,047          -
                                              --------   --------   --------   --------   --------
  Total expenses............................    63,283     53,324     80,020    117,236     79,234
                                              --------   --------   --------   --------   --------
Income (loss) before taxes..................     4,539     (3,222)     3,168    (16,903)    (4,524)
Provision  (benefit ) for income taxes......     1,589     (1,128)      (394)         -          -
                                              --------   --------   --------   --------   --------
Net income (loss)...........................  $  2,950   $ (2,094)  $  3,562   $(16,903)  $ (4,524)
                                              ========   ========   ========   ========   ========
  Net income (loss) per
     common share...........................     $0.21     $(0.15)     $0.08     $(1.11)    $(0.68)
                                              ========   ========   ========   ========   ========

Weighted average shares outstanding.........    14,000     14,000     17,796     18,324     16,025

Cash dividends per common share.............     $0.00      $0.00      $0.00      $0.01      $0.04

Balance Sheet Data
  Current assets............................  $ 11,083   $  9,611   $ 27,587   $ 31,068   $ 23,325
  Oil and gas properties, net...............   234,821    214,594    398,640    342,833    324,777
  Total assets..............................   246,686    224,521    430,233    376,875    351,533
  Current liabilities.......................    23,838      9,611     26,572     30,297     23,579
  Debt......................................    79,333     75,000    197,594    146,435    142,021
  Stockholders' equity......................   115,846    113,663    196,236    188,441    175,976

Cash Flow Data
  Net cash provided by operations...........  $ 47,690   $ 18,407   $ 52,996   $ 68,645   $ 34,331
  Net cash used by investing................   (96,378)   (21,060)    (9,796)   (18,801)   (23,145)
  Net cash realized (used) by financing.....    48,688      2,653    (38,047)   (43,388)   (13,709)


   The following table sets forth unaudited summary financial results on a quarterly basis for the two most recent years.


                                                              1997
                                            ---------------------------------------
                                             First     Second    Third     Fourth
                                            --------  --------  --------  ---------
(In thousands, except per share data)

Revenues..................................  $29,486   $22,854   $21,703   $ 26,290
Direct operating expenses.................    4,975     4,347     4,185      5,283
Depletion, depreciation and amortization..   12,428    12,348    11,487     12,813
Impairment of oil and gas properties......        -         -         -     26,047
Net income (loss).........................    6,256       828       799    (24,786)
Net income (loss) per common share........     0.29      0.01      0.01      (1.55)


                                                         1998
                                            --------------------------------------
                                             First    Second     Third     Fourth
                                             -----    ------     -----     ------
(In thousands, except per share data)

Revenues..................................  $20,637   $18,327   $18,490   $ 17,256
Direct operating expenses.................    4,637     4,258     4,198      4,247
Depletion, depreciation and amortization..   10,538    10,222    10,665     10,270
Net income (loss).........................      304    (1,501)   (1,464)    (1,863)
Net income (loss) per common share........    (0.08)    (0.19)    (0.19)     (0.22)


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations

   In May 1996, the Company acquired Gerrity Oil & Gas Corporation ("Gerrity" or "Gerrity Acquisition"). The acquisition was accounted for as a purchase. Accordingly, the results of operations since the Gerrity Acquisition reflect the impact of the purchase.

   Comparison of 1998 results to 1997. Revenues for 1998 totaled $74.7 million, a 26% decrease from the prior year. The decrease was due primarily to the sharp decline in oil and gas prices and, to a lesser extent, lower production. The net loss in 1998 was $4.5 million compared to net loss of $16.9 million in 1997.
The net loss in 1997 was primarily attributed to a $26.0 million impairment of oil and gas properties recorded in the fourth quarter of 1997. Exclusive of the non-cash impairment, the Company would have recognized $9.1 million of net income in 1997. No impairment of oil and gas properties was recorded in 1998.

   Average daily oil and gas production for 1998 totaled 4,654 barrels and 69.9 MMcf (97.8 MMcfe), decreases of 10% and 5%, respectively, from 1997. During 1998, 36 wells and 75 recompletions and refracs were placed on production, compared to 28 wells and 102 recompletions and refracs in 1997. The Company's increase in development activity, the benefits of certain minor acquisitions and the continued success of the production enhancement program appear to have resulted in the elimination of the Company's long-term production decline.
Based upon budgeted development activity during 1999 of $25.0 million, the Company expects production to continue to increase in the foreseeable future. The level of future development activity and consequent changes in production are partially dependent on future oil and gas prices.

   Average oil prices decreased from $19.70 per barrel in 1997 to $13.29 in 1998. Average natural gas prices decreased from $2.32 per Mcf in 1997 to $1.94 in 1998. The average oil price includes hedging gains in 1997 and 1998 of $297,000 or $0.16 per barrel and $285,000 or $0.17 per barrel. The decrease in natural gas prices was primarily the result of the decrease in the average CIG and PEPL indexes for 1998 compared to 1997 and lower natural gas liquids prices in 1998. The average natural gas price for 1997 and 1998 includes hedging gains of $2.0 million or $0.07 per Mcf and $1.7 million or $0.06. Direct operating expenses totaled $17.3 million or $0.49 per Mcfe in 1998 compared to $18.8 million or $0.49 per Mcfe in the prior year. The decrease in operating expenses was primarily attributed to the decrease in production taxes as a result of lower average product prices somewhat offset by increases in well workovers and more effective production methods.

   General and administrative expenses, net of third party reimbursements, for 1998 and 1997 totaled $7.1 million and $7.2 million, respectively. Included in general and administrative expense is $1.5 million and $2.0 million in 1998 and 1997 of non-cash expenses related to the common stock grants awarded to certain officers and managers of the Company in conjunction with the redistribution of SOCO's ownership of the Company in October 1997. In the fourth quarter of 1998, the Company instituted a cost reduction program in response to the sharp decline in oil and gas prices. This plan resulted in the elimination of nine positions, or 15% of the Company's office staff, and the institution of additional cost cutting measures. The Company incurred approximately $500,000 of charges related to this restructuring.

   Interest and other expenses totaled $13.0 million in 1998, a decrease of $3.0 million or 19% from the prior year. Interest expense decreased as a result of lower average debt levels and the repurchase of over $22.0 million of face amount of 11.75% Subordinated Notes, through borrowings on the Company's bank facility. The Company's average interest rate for 1998 was 10.0% compared to 9.6% in 1997.

   Depletion, depreciation and amortization expense for 1998 totaled $41.7 million, a decrease of $7.4 million or 15% from 1997. Depletion expense totaled $40.9 million or $1.14 per Mcfe, for 1998 compared to $46.2 million or $1.21 per Mcfe for 1997. The decrease in depletion expense resulted primarily from lower oil and natural gas production and a reduction of the depletion rate to $1.08 per Mcfe in the fourth quarter of 1998 due to the increase in proved reserves at December 31, 1998. Depreciation and amortization expense for 1998 totaled $807,000, or $0.02 per Mcfe compared to $2.9 million or $0.08 per Mcfe for 1997. Amortization expense for 1997 included $2.5 million related to the expensing of a noncompete agreement.

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

   Average daily oil and gas production for 1997 was 5,174 barrels and 73.6 MMcf (104.6 MMcfe), increases of 12% and 12%, respectively. The production increases resulted solely from the Gerrity Acquisition. Exclusive of the Gerrity Acquisition, average daily production would have declined due to the Company's limited development schedule and expected initial declines on the large number of wells drilled and completed in 1994 and early 1995. However, successful production enhancement and development programs have substantially reduced the expected decline in production. There were 28 wells and 102 recompletions and refracs placed on production in 1997 compared to 12 wells and 90 recompletions in 1996. In the future, a decrease in production is expected unless development activity is substantially increased or acquisitions are consummated.

   Average oil prices decreased from $20.47 per barrel in 1996 to $19.70 in 1997. Average natural gas prices increased from $1.99 per Mcf in 1996 to $2.32 in 1997. The average oil price includes hedging gains in 1997 of $297,000 or $0.16 per barrel. The increase in average natural gas prices was primarily the result of the 35% increase in the average CIG index in 1997 from 1996 and the Company's ability to realize Mid-Continent pricing for a significant portion of its natural gas production during the winter months. The average natural gas
price for 1997 includes hedging gains of $2.0 million or $.07 per Mcf.   Direct
operating expenses totaled $18.8 million or $0.49 per Mcfe in 1997 compared to $14.5 million or $0.43 per Mcfe in the prior year. The increase in operating expenses was primarily attributed to focusing more attention on enhancing production through increased well workovers and more effective production methods and the increase in production taxes as a result of higher average product prices.

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

   Depletion, depreciation and amortization expense for 1997 totaled $49.1 million, an increase of $4.3 million or 9% from 1996. Depletion expense totaled $46.2 million for 1997 compared to $41.3 million for 1996. The depletion rate for 1996 and 1997 averaged $1.21 per Mcfe. The increase in expense resulted from higher oil and natural gas production as a result of the Gerrity
Acquisition.   Depreciation and amortization expense for 1997 totaled $2.9 million, or $.08 per Mcfe compared to $3.5 million or $0.10 per Mcfe in 1996. Amortization expense consisted primarily of the expensing of a noncompete agreement entered into as part of the Gerrity Acquisition of $2.6 million in 1996 and $2.5 million in 1997. In the fourth quarter of 1997, management determined that the noncompete agreement had no remaining value and expensed the remaining book value.

   Impairment of oil and gas properties expense for 1997 totaled $26.0 million. The impairment was the result of applying Statement of Financial Accounting Standards No. 121 ("SFAS 121"), "Accounting for the Impairment of Long Lived Assets." In applying this statement, the Company determined that the estimated future cash flows (undiscounted and without interest charges) expected to result from use of these assets and their disposition, largely proven undeveloped drilling locations, was less than the net book value of these assets and, accordingly, recorded an impairment. The impairment primarily resulted from lower oil and natural gas prices at year-end.

Development, Acquisition and Exploration

   During the 1998, the Company incurred $24.1 million in capital expenditures, with development expenditures comprising $21.7 million. During the period, the Company successfully drilled or deepened 36 wells, recompleted 21 wells and refraced 54 wells. The Company also acquired $1.7 million of proved reserves in Wattenberg and secured approximately 90,000 gross acres in conjunction with a grassroots prospect in Wyoming. The Company anticipates incurring approximately $25.0 million on the further development of its properties during 1999. The decision to increase or decrease development activity is heavily dependent on the prices being received for production.


Financial Condition and Capital Resources

   At December 31, 1998, the Company had $351.5 million of assets. Total capitalization was $318.0 million, of which 55% was represented by stockholders' equity, 21% by senior debt and 24% by subordinated debt. During 1998, net cash provided by operations totaled $34.3 million, as compared to $68.6 million in 1997. At December 31, 1998, there were no significant commitments for capital expenditures. The Company anticipates 1999 capital expenditures, exclusive of acquisitions, to approximate $25.0 million. The level of these and other future expenditures is largely discretionary, and the amount of funds devoted to any particular activity may increase or decrease significantly, depending on available opportunities and market conditions. The Company plans to finance its ongoing development, acquisition and exploration expenditures and additional security repurchases using internal cash flow, proceeds from asset sales and bank borrowings. In addition, joint ventures or future public and private offerings of debt or equity securities may be utilized.

   The Company entered into an amended Credit Agreement in April 1997. The Credit Agreement consists of a revolving credit facility in an aggregate amount up to $140.0 million. The amount available under the revolving credit facility is adjusted semiannually, each May 1 and November 1, and equaled $100.0 million at December 31, 1998, with $68.0 million of debt outstanding at that time.

   The Credit Agreement contains certain financial covenants, including but not limited to, a maximum total debt to capitalization ratio, a maximum total debt to EBITDA ratio, a minimum current ratio and various other negative covenants that could limit the Company's ability to incur other debt, consummate acquisitions, dispose of assets, pay dividends or repurchase securities. Borrowings under the Credit Agreement mature in 2000, but may be prepaid at anytime. The Company has periodically negotiated extensions of the Credit Agreement; however, there is no assurance the Company will be able to do so in the future. The Company had a restricted payment basket of $8.4 million as of December 31, 1998, which may be used to repurchase common stock, preferred stock and warrants and pay dividends on its common stock.

   The Company may elect that all or a portion of the credit facility bear interest at a rate equal to: (i) the higher of (a) the prime rate or (b) the Federal Funds Effective Rate plus .5%, or (ii) the rate at which Eurodollar deposits for one, two, three or nine months (as selected by the Company) are offered in the interbank Eurodollar market plus a margin which fluctuates from 0.625% to 1.125%, determined by a debt to EBITDA ratio. During 1998, the average interest rate under the facility approximated 6.6%.

   In October 1998, the Company entered into an interest rate swap contract for a two-year period, extendable for one additional year at the option of the third party. The contract is for $30.0 million principal with a fixed interest rate of 4.57% payable by the Company and the variable interest rate, the three-month LIBOR, payable by the third party. The difference between the Company's fixed rate of 4.57% and the three-month LIBOR rate, which is reset every 90 days, is received or paid by the Company in arrears every 90 days. The three-month LIBOR rate on the date the contract was entered into was 5.34%. Accordingly, the Company received $59,000 in January 1999.

   The Company had $74.0 million of 11.75% Senior Subordinated Notes due July 15, 2004 outstanding on December 31, 1998. The Notes have been reflected in the accompanying financial statements at a book value of 105.875% of their principal amount ($69.9 million of principal amount outstanding as of December 31, 1998). The Company has repurchased $30.1 million principal amount of the 11.75% Subordinated Notes through borrowings on the Company's bank facility. The Notes are redeemable at the option of the Company, in whole or in part, at any time on or after July 15, 1999 at 105.875% of their principal amount. The Notes are unsecured general obligations and are subordinated to all senior indebtedness and to any existing and future indebtedness of the Company's subsidiaries.

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

   The Company has entered into arrangements to monetize its Section 29 tax credits. These arrangements result in revenue increases of approximately $0.40 per Mcf on production volumes from qualified Section 29 properties. As a result, the Company recognized additional natural gas revenues of $1.5 million, $1.8 million and $2.1 million during 1996, 1997 and 1998, respectively. These arrangements are expected to increase revenues through 2002.

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

   The Company believes that available borrowings under the Credit Agreement, projected operating cash flows and the Company's cash on hand will be sufficient to cover its working capital, capital expenditures, planned development activities and debt service requirements for the next 12 months. In connection with consummating any significant acquisition, the Company will require additional debt or equity financing, which may not be available on terms that are acceptable to the Company.


Certain Factors That May Affect Future Results

   Statements that are not historical facts contained in this report are forward-looking statements that involve risks and uncertainties that could cause actual results to differ from projected results. Such statements address activities, events or developments that the Company expects, believes, projects, intends or anticipates will or may occur, including such matters as future capital, development and exploration expenditures (including the amount and nature thereof), drilling or deepening of wells, reserve estimates (including estimates of future net revenues associated with such reserves and the present value of such future net revenues), future production of oil and natural gas, business strategies, expansion and growth of the Company's operations, cash flow and anticipated liquidity, prospect development and property acquisition, obtaining financial or industry partners for prospect or program development, or marketing of oil and natural gas. Factors that could cause actual results to differ materially ("Cautionary Disclosures") are described, among other places, in the Marketing, Competition, and Regulation sections in this Form 10-K and under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations." Without limiting the Cautionary Disclosures so described, Cautionary Disclosures include, among others: general economic conditions, the market price of oil and natural gas, the risks associated with exploration, the Company's ability to find, acquire, market, develop and produce new properties, operating hazards attendant to the oil and natural gas business, uncertainties in the estimation of proved reserves and in the projection of future rates of production and timing of development expenditures, the strength and financial resources of the Company's competitors, the Company's ability to find and retain skilled personnel, climatic conditions, labor relations, availability and cost of material and equipment, environmental risks, the results of financing efforts, and regulatory developments. All written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Disclosures. The Company disclaims any obligation to update or revise any forward-looking statement to reflect events or circumstances occurring hereafter or to reflect the occurrence of anticipated or unanticipated events.

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

   In response to the potential impact of the Year 2000 issue on the Company's business and operations, the Board of Directors formed a Year 2000 Committee consisting of members of senior management and the Information Systems Manager. The committee reports to the Board at each quarterly meeting as to the progress of the evaluation and the necessity for any systems modifications and contingency planning. This committee has assessed the readiness for Year 2000 compliance of the Company's internal computer systems and field operations and continues to identify its critical and non-critical third party dependencies with respect to vendors, suppliers, customers and other significant business relationships.

   The internal assessment included a review of the Company's inventory of computer hardware and software. During 1998, the Company purchased and converted to its own in-house computer system. In conjunction with this process, the Company determined that the new systems and hardware were substantially Year 2000 compliant. Certain other software is being corrected or reprogrammed for Year 2000 compliance. It is anticipated that all new systems, upgrades and reprogramming efforts will be completed by June 30, 1999, allowing adequate time for testing. As such, management believes the Year 2000 issues with respect to its internal systems can be mitigated without a significant potential effect on the Company's financial position or operations.

   The Company's internal review also included an assessment of the field operations and any related software or control equipment with embedded chip technology utilized in the production and development of its oil and gas properties. Through vendor inquiries and actual field testing, the Company anticipates minimal disruption of the field operations and equipment.

   In addition, to ensure external Year 2000 readiness, the Company has made written inquiries concerning the Year 2000 readiness of all of its vendors, suppliers, customers and others with whom the Company has significant business relationships. Responses have been received from many of those contacted, although some of the responses have been inconclusive with respect to Year 2000 compliance. As a result, follow up inquiries are planned for any critically dependent third parties not responding. A further assessment of the potential impact of the Year 2000 issue on the Company's business and operations will be made as this information is received and evaluated. The Company is not currently aware of any third party issues that would cause a significant disruption of its business or operations. If the follow-up assessment of any significant third party responses indicates that they will not be Year 2000 compliant, it may be necessary to develop contingency plans to minimize the negative impact on the Company.

   The Company also relies on non-information technology systems such as telephones, facsimile machines, air conditioning, heating, elevators in its leased office building and other equipment which may have embedded technology such as micro processors, which may or may not be Year 2000 compliant. Written inquiries have been sent to these third parties, but as much of this technology is outside of the Company's control and not easily tested by these entities it is difficult to assess or remedy any such non-compliance that could adversely affect the Company's ability to conduct business. Management believes any such disruption is not likely to have a significant effect on the Company's financial position or operations.

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

   Although the Company currently anticipates that minimal business disruption will occur as a result of Year 2000 issues, in the event the computer based programs and embedded technology equipment of the Company, or that owned and operated by third parties, should fail to function properly, possible consequences include but are not limited to loss of communication links, inability to produce natural gas, loss of electric power, and the inability to engage in normal automated or computerized business activities.

   To date, the Company has not finalized its contingency plans for possible Year 2000 issues. After the completion of the assessment and review of the results of monitoring the compliance efforts and status of third parties, the Company will finalize such contingency plans based on its assessment of outside risks. The Company anticipates that final contingency plans, as necessary, will be in place by September 30, 1999. The total costs incurred to date in the assessment, evaluation and remediation of the Year 2000 compliance matters have been nominal and management estimates that total future third party, software and equipment costs, based upon information developed to date, will be less than $100,000.


Market and Commodity Risk

   The Company's major market risk exposure is in the pricing applicable to its oil and natural gas production. Realized pricing is primarily driven by the prevailing domestic price for crude oil and spot prices applicable to the Rocky Mountains and Mid-Continent region for its natural gas production.
Historically, prices received for oil and gas production have been volatile and unpredictable. Pricing volatility is expected to continue. Natural gas price realizations during 1998 ranged from a monthly low of $1.79 per Mcf to a monthly high of $2.36 per Mcf. Oil prices ranged from a monthly low of $9.56 per barrel to a monthly high of $17.44 per barrel during 1998. A significant decline in the prices of oil or natural gas could have a material adverse effect on the Company's financial condition and results of operations.

   From time to time, the Company enters into commodity derivatives contracts and fixed-price physical contracts to manage its exposure to oil and gas price volatility and to support oil and natural gas prices at targeted levels. The Company uses futures contracts, swaps, options and fixed-price physical contracts to hedge its commodity prices. Realized gains or losses from price risk management activities are recognized in oil and gas sales revenues in the period in which the associated production occurs. The Company entered into various swap contracts for oil (NYMEX based) during 1997 and 1998. The Company recognized a loss of $(27,000) in 1997 and a gain of $238,000 in 1998 related to these swap contracts based on settlements during the respective periods. The Company entered into various CIG and PEPL index based swap contracts for natural gas during 1997 and 1998. The Company recognized gains of $1.8 million in 1997 and $1.5 million in 1998 related to these swap contracts based on settlements during the respective periods

Inflation and Changes in Prices

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

                               Average Prices
                      ---------------------------------
                            Natural         Equivalent
                         Oil        Gas         Mcf
                      ---------  ---------  -----------
                      (Per Bbl)  (Per Mcf)  (Per Mcfe)
         Annual
         ------
         1994.......    $14.84      $1.70        $1.94
         1995.......     16.43       1.34         1.73
         1996.......     20.47       1.99         2.41
         1997.......     19.54       2.25         2.55
         1998.......     13.13       1.87         1.96

         Quarterly
         -----------

         1997
         ----
         First......    $21.79      $2.63        $2.93
         Second.....     19.09       1.85         2.26
         Third......     18.53       1.92         2.26
         Fourth.....     18.80       2.61         2.76

         1998
         ----
         First......    $14.70      $2.04        $2.16
         Second.....     13.41       1.95         2.03
         Third......     12.83       1.72         1.84
         Fourth.....     11.45       1.78         1.81

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                Page
                                                                ----


PATINA OIL & GAS CORPORATION

 Report of Independent Public Accountants......................  F-2

 Consolidated Balance Sheets as of December 31, 1997 and 1998..  F-3

 Consolidated Statements of Operations for the years ended
  December 31, 1996, 1997 and 1998.............................  F-4

 Consolidated Statements of Changes in Stockholders' Equity
  for the years ended December 31, 1996, 1997 and 1998.........  F-5

 Consolidated Statements of Cash Flows for the years ended
  December 31, 1996, 1997 and 1998.............................  F-6

 Notes to Consolidated Financial Statements....................  F-7

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders of
Patina Oil & Gas Corporation:

We have audited the accompanying consolidated balance sheets of Patina Oil & Gas Corporation (a Delaware corporation) and subsidiaries as of December 31, 1997 and 1998, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Patina Oil & Gas Corporation and subsidiaries as of December 31, 1997 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.



Denver, Colorado,                         ARTHUR ANDERSEN LLP
February 12, 1999

                          PATINA OIL & GAS CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                        (In thousands except share data)

                                                              December 31,
                                                         ----------------------
                                                            1997        1998
                                                         ----------  ----------

                                ASSETS
Current assets
 Cash and equivalents                                    $  12,609   $  10,086
 Accounts receivable                                        15,307       9,953
 Inventory and other                                         3,152       3,286
                                                         ---------   ---------
                                                            31,068      23,325
                                                         ---------   ---------


Oil and gas properties, successful efforts method          575,508     598,712
 Accumulated depletion, depreciation and amortization     (232,675)   (273,935)
                                                         ---------   ---------
                                                           342,833     324,777
                                                         ---------   ---------

Gas facilities and other                                     5,930       6,692
 Accumulated depreciation                                   (3,807)     (4,590)
                                                         ---------   ---------
                                                             2,123       2,102
                                                         ---------   ---------

Other assets, net                                              851       1,329
                                                         ---------   ---------
                                                          $376,875   $ 351,533
                                                         =========   =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
 Accounts payable                                        $  20,451   $  16,825
 Accrued liabilities                                         9,846       6,754
                                                         ---------   ---------
                                                            30,297      23,579
                                                         ---------   ---------

Senior debt                                                 49,000      68,000
Subordinated notes                                          97,435      74,021
Other noncurrent liabilities                                11,702       9,957

Commitments and contingencies

Stockholders' equity
 Preferred Stock, $.01 par, 5,000,000 shares
  authorized, 3,094,363 and 3,166,860 shares issued
  and outstanding                                               31          32
 Common Stock, $.01 par, 100,000,000 shares
  authorized, 16,450,425 and 15,752,389 shares
  issued and outstanding                                       165         158
 Capital in excess of par value                            208,525     206,792
 Deferred compensation                                      (1,828)     (1,038)
 Retained earnings (deficit)                               (18,452)    (29,968)
                                                         ---------   ---------
                                                           188,441     175,976
                                                         ---------   ---------
                                                          $376,875   $ 351,533
                                                         =========   =========

       The accompanying notes are an integral part of these statements.

                          PATINA OIL & GAS CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands except per share data)

                                                         Year Ended December 31,
                                                        -----------------------
                                                    1996         1997         1998
                                                  -------      --------     --------
Revenues
   Oil and gas sales                              $82,185      $ 99,539     $72,177
   Other                                            1,003           794       2,533
                                                  -------      --------     -------
                                                   83,188       100,333      74,710

Expenses
   Direct operating                                14,519        18,790      17,340
   Exploration                                        224           131          59
   General and administrative                       6,151         7,154       7,139
   Interest and other                              14,304        16,038      13,001
   Depletion, depreciation and amortization        44,822        49,076      41,695
   Impairment of oil and gas properties                 -        26,047           -
                                                  -------      --------     -------
Income (loss) before taxes                          3,168       (16,903)     (4,524)
                                                  -------      --------     -------
Provision (benefit) for income taxes
   Current                                              -             -           -
   Deferred                                          (394)            -           -
                                                  -------      --------     -------
                                                     (394)            -           -
                                                  -------      --------     -------
Net income (loss)                                 $ 3,562      $(16,903)    $(4,524)
                                                  =======      ========     =======
Net income (loss) per common share                $  0.08      $  (1.11)    $ (0.68)
                                                  =======      ========     =======
Weighted average shares outstanding                17,796        18,324      16,025
                                                  =======      ========     =======

       The accompanying notes are an integral part of these statements.

                          PATINA OIL & GAS CORPORATION

                     CONSOLIDATED STATEMENTS OF CHANGES IN
                              STOCKHOLDERS' EQUITY
                                 (In thousands)


                                 Preferred Stock         Common  Stock       Capital in                                 Retained
                             ---------------------  -----------------------   Excess of   Investment    Deferred        Earnings
                               Shares      Amount     Shares      Amount      Par Value    By SOCO     Compensation     (Deficit)
                             -----------  --------  ----------  -----------  ----------  ------------  -------------  ------------

Balance, December 31, 1995            -    $     -     14,000    $     140    $      -   $   113,523   $        -        $     -

Credit in lieu of taxes               -          -          -            -           -           171            -              -

Change in investment by
 SOCO                                 -          -          -            -           -        (7,514)           -              -

Net loss through the
 Merger date                          -          -          -            -           -          (532)           -              -

Merger                            1,205         12      6,000           60     194,291      (105,648)           -              -

Issuance of common                    -          -          4            -          27             -            -              -

Repurchase of common and
 warrants                             -          -     (1,117)         (11)     (9,722)            -            -              -

Issuance of preferred               389          4          -            -       9,470             -            -              -

Preferred dividends                   -          -          -            -           -             -            -         (2,129)

Net income subsequent to
 the Merger                           -          -          -            -           -             -            -          4,094
                              ---------   --------  ---------   ----------  ----------   -----------  -----------   ------------
Balance, December 31, 1996        1,594         16     18,887          189     194,066             -            -          1,965

Repurchase of common and
 preferred                         (126)        (1)    (3,101)         (31)    (32,723)            -            -              -

Issuance of common                    -          -        664            7       7,958             -       (1,828)             -

Issuance of preferred             1,600         16          -            -      38,516             -            -              -

Preferred dividends and
 accretion                           26          -          -            -         708             -            -         (3,346)

Common dividends                      -          -          -            -           -             -            -           (168)

Net loss                              -          -          -            -           -             -            -        (16,903)
                              ---------   --------  ---------   ----------  ----------   -----------  -----------   ------------
Balance, December 31, 1997        3,094        31      16,450          165     208,525             -       (1,828)       (18,452)

Repurchase of common and
 preferred                          (68)       (1)     (1,338)         (13)     (8,676)            -            -              -

Issuance of common                    -         -         640            6       3,224             -         (688)             -

Preferred dividends and
 accretion                          141         2           -            -       3,719             -            -         (6,335)

Common dividends                      -         -           -            -           -             -            -           (657)

Net loss                              -         -           -            -           -             -        1,478         (4,524)
                              ---------  --------   ---------   ----------  ----------   -----------  -----------   ------------
Balance, December 31, 1998        3,167    $   32      15,752    $     158    $206,792   $         -   $   (1,038)  $    (29,968)
                             ==========  ========   =========   ==========  ==========   ===========  ===========   ============

       The accompanying notes are an integral part of these statements.

                         PATINA OIL & GAS CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)


                                                                                Year Ended December 31,
                                                                        ----------------------------------------
                                                                           1996          1997            1998
                                                                        ----------    -----------     ----------
 Operating activities
   Net income (loss)                                                    $  3,562      $ (16,903)      $  (4,524)
   Adjustments to reconcile net income (loss) to net
     cash provided by operations
        Exploration expense                                                  224            131              59
        Depletion, depreciation and amortization                          44,822         49,076          41,695
        Impairment of oil and gas properties                                   -         26,047               -
        Deferred compensation expense                                          -          1,987           1,478
        Deferred taxes                                                      (394)             -               -
        Amortization of deferred credits                                    (605)             -            (622)
        Gain on sale of other assets                                           -            338          (1,124)
        Changes in current and other assets and liabilities
          Decrease (increase) in
             Accounts receivable                                          (1,057)         4,548           5,354
             Inventory and other                                             338           (213)             63
          Increase (decrease) in
             Accounts payable                                             (4,249)         5,639          (3,626)
             Accrued liabilities                                           4,844         (1,248)         (3,092)
             Other assets and liabilities                                  5,511            (81)         (1,330)
                                                                        ----------    -----------     ----------
        Net cash provided by operating activities                         52,996         68,645          34,331
                                                                        ----------    -----------     ----------
 Investing activities
   Acquisition, development and exploration                               (8,532)       (19,831)        (24,089)
   Gerrity Acquisition expenditures, net of cash acquired                 (2,375)             -               -
   Other                                                                   1,111          1,030             944
                                                                        ----------    -----------     ----------
        Net cash used by investing activities                             (9,796)       (18,801)        (23,145)
                                                                        ----------    -----------     ----------
 Financing activities
   Increase (decrease) in payable/debt to SOCO                           (80,466)             -               -
   Increase (decrease) in indebtedness                                    72,862        (51,159)         (4,414)
   Deferred credits                                                          814          2,005           1,271
   Decrease in investment by SOCO                                         (7,514)             -               -
   Issuance of preferred stock                                                 -         39,432               -
   Issuance of common stock                                                    -          2,795           1,396
   Cost of common stock and preferred issuance                           (11,882)          (900)              -
   Repurchase of common stock and warrants                                (9,733)       (28,946)         (7,315)
   Repurchase of preferred stock                                               -         (3,809)         (1,375)
   Preferred dividends                                                    (2,129)        (2,638)         (2,615)
   Common dividends                                                            -           (168)           (657)
                                                                        ----------    -----------     ----------
        Net cash used by financing activities                            (38,047)       (43,388)        (13,709)
                                                                        ----------    -----------     ----------
 Increase (decrease) in cash                                               5,153          6,456          (2,523)
 Cash and equivalents, beginning of period                                 1,000          6,153          12,609
                                                                        ----------    -----------     ----------
 Cash and equivalents, end of period                                    $  6,153      $  12,609       $  10,086
                                                                        ==========    ===========     ==========

       The accompanying notes are an integral part of these statements.

                         PATINA OIL & GAS CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)  ORGANIZATION AND NATURE OF BUSINESS

   Patina Oil & Gas Corporation (the "Company" or "Patina"), a Delaware corporation, was incorporated in early 1996 to hold the assets and operations of Snyder Oil Corporation ("SOCO") in the Wattenberg Field and to facilitate the acquisition of Gerrity Oil & Gas Corporation ("Gerrity"). In May 1996, SOCO contributed its Wattenberg assets to the Company in exchange for 14.0 million common shares and Gerrity merged into a wholly owned subsidiary of the Company ("Gerrity Acquisition"). Gerrity was subsequently merged into the Company. The Gerrity Acquisition was accounted for as a purchase. The amounts and results of operations of the Company for periods prior to the Gerrity Acquisition included in these financial statements reflect the historical amounts and results of SOCO's Wattenberg operations. The Company's operations currently consist of the acquisition, development, exploitation and production of oil and natural gas properties in the Wattenberg Field of Colorado's D-J Basin.

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


(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Producing Activities

   The Company utilizes the successful efforts method of accounting for its oil and natural gas properties. Consequently, leasehold costs are capitalized when incurred. Unproved properties are assessed periodically within specific geographic areas and impairments in value are charged to expense. Exploratory expenses, including geological and geophysical expenses and delay rentals, are charged to expense as incurred. Exploratory drilling costs are initially capitalized, but charged to expense if and when the well is determined to be unsuccessful. Costs of productive wells, unsuccessful developmental wells and productive leases are capitalized and amortized on a unit-of-production basis over the life of the remaining proved or proved developed reserves, as applicable. Oil is converted to natural gas equivalents (Mcfe) at the rate of one barrel to six Mcf. Amortization of capitalized costs has generally been provided over the entire Wattenberg Field, as the wells are located in the same reservoirs. No accrual has been provided for estimated future abandonment costs as management estimates that salvage value will approximate or exceed such costs.

   In 1995, the Company adopted Statement of Financial Accounting Standards No. 121 ("SFAS 121"), "Accounting for the Impairment of Long-Lived Assets." SFAS 121 requires the Company to assess the need for an impairment of capitalized costs of oil and gas properties on a field-by-field basis. During 1997, the Company recorded an impairment of $26.0 million to oil and gas properties. In applying this statement, the Company determined that the estimated future cash flows (undiscounted and without interest charges) expected to result from these assets and their disposition, largely proven undeveloped drilling locations, was less than the net book value of these assets and accordingly, recorded an impairment. The impairment primarily resulted from lower year-end oil and natural gas prices. While no impairments were necessary in 1996 or 1998, changes in underlying assumptions or the amortization units could result in additional impairments in the future.

Gas facilities and other

   Depreciation of gas gathering and transportation facilities is provided using the straight-line method over the estimated useful life of five years.
Equipment is depreciated using the straight-line method with estimated useful lives ranging from three to five years.

Other Assets

   Prior to December 31, 1997, Other Assets reflected the value assigned to a noncompete agreement. The value of this noncompete agreement had been fully amortized at December 31, 1997. Amortization expense for the years ended December 31, 1996 and 1997 was $2.6 million and $2.5 million, related entirely
to the noncompete agreement.   In the fourth quarter of 1997, management
determined that there was no remaining value with respect to this noncompete
agreement, and accordingly, amortized the remaining book value.   Included in
Other Assets at December 31, 1997 and 1998 are $850,000 and $1.3 million of notes receivable from certain officers and key managers of the Company. See Note (9).

Section 29 Tax Credits

   The Company has entered into arrangements to monetize its Section 29 tax credits. These arrangements result in revenue increases of approximately $0.40 per Mcf on production volumes from qualified Section 29 properties. As a result, the Company recognized additional gas revenues of $1.5 million, $1.8 million and $2.1 million during 1996, 1997 and 1998, respectively. These arrangements are expected to increase revenues through 2002.

Gas Imbalances

   The Company uses the sales method to account for gas imbalances. Under this method, revenue is recognized based on the cash received rather than the Company's proportionate share of gas produced. Gas imbalances at December 31, 1997 and 1998 were insignificant.

Financial Instruments

   The book value and estimated fair value of cash and equivalents was $12.6 million and $10.1 million at December 31, 1997 and 1998. The book value and estimated fair value of the Company's senior debt was $49.0 million and $68.0 million at December 31, 1997 and 1998. The book value of these assets and liabilities approximates fair value due to the short maturity or floating rate structure of these instruments. The book value of the Senior Subordinated Notes ("Subordinated Notes" or "Notes") was $74.0 million and the estimated fair value was $69.9 million at December 31, 1998. The fair value of the Notes is estimated based on their price on the New York Stock Exchange.

   From time to time, the Company enters into commodity derivatives contracts and fixed-price physical contracts to manage its exposure to oil and gas price volatility. Commodity derivatives contracts, which are generally placed with major financial institutions or with counterparties of high credit quality that the Company believes are minimal credit risks, may take the form of futures contracts, swaps or options. The oil and gas reference prices of these commodity derivatives contracts are based upon oil and natural gas futures which have a high degree of historical correlation with actual prices received by the Company. The Company accounts for its commodity derivatives contracts using the hedge (deferral) method of accounting. Under this method, realized gains and losses on such contracts are deferred and recognized as an adjustment to oil and gas sales revenues in the period in which the physical product to which the contracts relate, is actually sold. Gains and losses on commodity derivatives contracts that are closed before the hedged production occurs are deferred until the production month originally hedged.

   The Company entered into various swap contracts for oil (NYMEX based) during 1997 and 1998. The Company recognized a loss of $(27,000) in 1997 and a gain of $238,000 in 1998 related to these swap contracts based on settlements during the respective periods. The Company entered into various CIG and PEPL index based swap contracts for natural gas during 1997 and 1998. The Company recognized gains of $1.8 million in 1997 and $1.5 million in 1998 related to these swap contracts based on settlements during the respective periods.

   As of December 31, 1998, the Company had entered into CIG index based swap contracts for natural gas for the period January 1999 through September 1999 and PEPL index based swap contracts for natural gas for the period January 1999 through March 1999. The weighted average natural gas prices for the CIG index based contracts are $1.77 for contract volumes of 4,937,000 MMBtu's of natural
gas and for the PEPL index based contracts are $2.40   for contract volumes of
362,000 MMBtu's of natural gas. The unrecognized gains on these contracts totaled $734,000 based on December 31, 1998 fair market values. Subsequent to year-end, the Company received cash proceeds of $287,000 for the January and February 1999 CIG and PEPL index based swap contracts. The Company did not have any open positions with respect to oil hedging at December 31, 1998.

   In October 1998, the Company entered into an interest rate swap contract for a two-year period, extendable for one additional year at the option of the third party. The contract is for $30.0 million principal with a fixed interest rate of 4.57% payable by the Company and the variable interest rate, the three-month LIBOR, payable by the third party. The difference between the Company's fixed rate of 4.57% and the three-month LIBOR rate, which is reset every 90 days, is received or paid by the Company in arrears every 90 days. The three-month LIBOR rate on the date the contract was entered into was 5.34%. Accordingly, the Company received $59,000 in January 1999. The unrecognized gain on this contract totaled $198,000 based on December 31, 1998 market values.

   In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded on the balance sheet as either an asset or liability measured at its fair value. It also requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. SFAS 133 is effective for fiscal years beginning after June 15, 1999. The Company has not yet quantified the impacts of adopting SFAS 133 on its financial statements and has not determined the timing of, or method of, adoption of SFAS 133. However, SFAS 133 could increase volatility in earnings and other comprehensive income.

Stock Options and Awards

   The Company accounts for its stock-based compensation plans under the principles prescribed by the Accounting Principles Board's Opinion No. 25 ("APB No. 25"), "Accounting for Stock Issued to Employees." Accordingly, stock options awarded under the Employee Plan and the Non-Employee Directors Plan are considered to be "noncompensatory" and do not result in recognition of compensation expense. However, the restricted stock awarded under the Restricted Stock Plan is considered to be "compensatory" and the Company recognized $2.0 million and $1.5 million of non-cash general and administrative expenses in 1997 and 1998. See Note (6).

Per Share Data

   The Company uses the weighted average number of shares outstanding in calculating earnings per share data. When dilutive, options and warrants are included as share equivalents using the treasury stock method and are included in the calculation of diluted per share data. Common stock issuable upon conversion of convertible preferred securities is also included in the calculation of diluted per share data if their effect is dilutive.

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

Supplemental Cash Flow Information

   The Company incurred the following significant non-cash items:

                                                                        Year-Ended December 31,
                                                                        1997             1998
                                                                        ----            ------

   Stock grant awarded to certain officers and key managers..           $3,821          $  688
   Stock purchase plan.......................................                -             173
   Dividends and accretion - 8.50% preferred stock...........              708           3,720
   401(k) profit sharing in common stock.....................              453             338

   The stock grant award represents 100,000 common shares granted to the new President in conjunction with his appointment in the first quarter of 1998 and has been recorded as Deferred Compensation in the equity section of the accompanying consolidated balance sheets. The Company recognized $2.0 million and $1.5 million of non-cash general and administrative expenses related to this stock grant and the stock grants awarded to certain officers and managers in 1997 and 1998 in conjunction with the redistribution of SOCO's ownership of the Company. See Note (9).


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

Other

   All liquid investments with an original maturity of three months or less are considered to be cash equivalents. Certain amounts in prior period consolidated financial statements have been reclassified to conform with the current classifications.

   All cash payments for income taxes were made by SOCO during 1996 and through May 2, 1996, at which point the Company began paying its own taxes. The Company was charged interest by SOCO on its debt of $1.6 million through May 2, 1996, which was reflected as an increase in debt to SOCO.

   The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(3)  OIL AND GAS PROPERTIES

   The cost of oil and gas properties at December 31, 1996 and 1997 includes no significant unevaluated leasehold costs. As of December 31, 1998 oil and gas properties included approximately $585,000 in unevaluated leasehold costs related to a prospect in Wyoming. Acreage is generally held for exploration, development or resale and its value, if any, is excluded from amortization. The following table sets forth costs incurred related to oil and gas properties:

                           1996     1997     1998
                         --------  -------  -------
(In thousands)

Acquisition............  $218,380  $ 2,225  $ 2,319
Development............     8,301   17,013   21,711
Exploration and other..       224      131       59
                         --------  -------  -------
                         $226,905  $19,369  $24,089
                         ========  =======  =======


   In May 1996, the Gerrity Acquisition discussed in Note 1 was consummated. The following table summarizes the unaudited pro forma effects on the Company's financial statements assuming that the Gerrity Acquisition and the Original Exchange Offer (see Note 5) had been consummated on January 1, 1996. Future results may differ substantially from pro forma results due to changes in these assumptions, changes in oil and natural gas prices, production declines and other factors. Therefore, pro forma statements cannot be considered indicative of future operations (in thousands, except per share data).

                                              Year Ended
                                             December 31,
                                                  1996
                                                  ----
Total revenues                                  $100,138
Gross operating margin....................        82,420
Depletion, depreciation and amortization..        51,662
Net income (loss).........................         3,476
Net income (loss) per common share........      $   0.03
Weighted average shares outstanding.......        19,796

(4)  INDEBTEDNESS

   The following indebtedness was outstanding on the respective dates:

                                December 31,
                              ----------------
                               1997     1998
                              -------  -------
                               (In thousands)

      Bank facilities.......  $49,000  $68,000
      Less current portion..        -        -
                              -------  -------

      Senior debt, net......  $49,000  $68,000
                              =======  =======

      Subordinated notes....  $97,435  $74,021
                              =======  =======

   In April 1997, the Company entered into an amended bank Credit Agreement (the "Credit Agreement"). The Credit Agreement is a revolving credit facility in an aggregate amount up to $140.0 million. The amount available under the facility is adjusted semiannually, each May 1 and November 1, and equaled $100.0 million at December 31, 1998 with $68.0 million of debt outstanding at that time.

   The Company may elect that all or a portion of the credit facility bear interest at a rate equal to: (i) the higher of (a) the prime rate or (b) the Federal Funds Effective Rate plus .5%, or (ii) the rate at which Eurodollar deposits for one, two, three or nine months (as selected by the Company) are offered in the interbank Eurodollar market plus a margin which fluctuates from 0.625% to 1.125%, determined by a debt to EBITDA ratio. During 1998, the average interest rate under the facility approximated 6.6%.

   In October 1998, the Company entered into an interest rate swap contract for a two-year period, extendable for one additional year at the option of the third party. The contract is for $30.0 million principal with a fixed interest rate of 4.57% payable by the Company and the variable interest rate, the three-month LIBOR, payable by the third party. The difference between the Company's fixed rate of 4.57% and the three-month LIBOR rate, which is reset every 90 days, is received or paid by the Company in arrears every 90 days. The three-month LIBOR rate on the date the contract was entered into was 5.34%. Accordingly, the Company received $59,000 in January 1999.

   The Credit Agreement contains certain financial covenants, including but not limited to, a maximum total debt to capitalization ratio, a maximum total debt to EBITDA ratio and a minimum current ratio. The Credit Agreement also contains certain negative covenants, including but not limited to restrictions on indebtedness; certain liens; guaranties, speculative derivatives and other similar obligations; asset dispositions; dividends, loans and advances; creation of subsidiaries; investments; leases; acquisitions; mergers; changes in fiscal year; transactions with affiliates; changes in business conducted; sale and leaseback and operating lease transactions; sale of receivables; prepayment of other indebtedness; amendments to principal documents; negative pledge causes; issuance of securities; and non-speculative commodity hedging. Borrowings under the Credit Agreement mature in 2000, but may be prepaid at anytime. The Company has periodically negotiated extensions of the Credit Agreement; however, there is no assurance the Company will be able to do so in the future. The Company had a restricted payment basket of $8.4 million as of December 31, 1998, which may be used to repurchase common stock, preferred stock and warrants and pay dividends on its common stock.

   In conjunction with the Gerrity Acquisition, the Company assumed $100.0 million of 11.75% Senior Subordinated Notes due July 15, 2004. Under purchase accounting, the Notes have been reflected in the accompanying financial statements at a book value of 105.875% of their principal amount, their call price as of July 15, 1999. Interest is payable each January 15 and July 15. The Notes are redeemable at the option of the Company, in whole or in part, at any time on or after July 15, 1999, initially at 105.875%, declining to 102.938% on July 15, 2000, and declining to 100% on July 15, 2001. Upon a change of control, as defined in the Notes, the Company is obligated to make an offer to purchase all outstanding Notes at a price of 101% of the principal amount thereof. In addition, the Company would be obligated, subject to certain conditions, to make offers to purchase the Notes with the net cash proceeds of certain asset sales at a price of 101% of the principal amount thereof. Since the Gerrity Acquisition, the Company has repurchased $30.1 million principal amount of the Notes, resulting in $69.9 million of principal amount of Notes outstanding. These Notes are reflected at a book value of $74.0 million at December 31, 1998 in the accompanying financial statements. The Notes are unsecured general obligations and are subordinated to all senior indebtedness and to any existing and future indebtedness of the Company's subsidiaries.

   The Notes contain covenants that, among other things, limit the ability of the Company to incur additional indebtedness, pay dividends, engage in transactions with shareholders and affiliates, create liens, sell assets, engage in mergers and consolidations and make investments in unrestricted subsidiaries. Specifically, the Notes restrict the Company from incurring additional indebtedness (exclusive of the Notes), if after giving effect to the incurrence of such additional indebtedness and the receipt and application of the proceeds therefrom, the Company's interest coverage ratio is less than 2.5:1 or adjusted consolidated net tangible assets is less than 150% of the aggregate indebtedness of the Company. The Company currently meets these ratios and accordingly, is not limited in its ability to incur additional debt.

   Scheduled maturities of indebtedness for the next five years are zero for 1999 and $68.0 million in 2000, and zero in 2001, 2002 and 2003. The bank credit facility is scheduled to expire in 2000. Management intends to review the facility and extend the maturity on a regular basis; however, there can be no assurance that the Company will be able to do so. Cash payments for interest totaled $10.5 million, $16.5 million and $14.0 million during 1996, 1997 and 1998, respectively.

(5)  STOCKHOLDERS' EQUITY

   A total of 100.0 million common shares, $.01 par value, are authorized of which 15.8 million were issued and outstanding at December 31, 1998. The Company issued 6.0 million common shares and 3.0 million five year common stock warrants exercisable at $12.50 (which expire in May 2001), in exchange for all of the outstanding stock of Gerrity upon consummation of the Gerrity Acquisition. Subsequent to the acquisition date, the Company has repurchased 5,554,800 shares of common stock (including the 3.0 million common shares repurchased from SOCO in conjunction with the redistribution of SOCO's majority ownership in October 1997), 125,682 shares of 7.125% preferred stock, 68,743 shares of 8.50% preferred stock, 500,000 warrants issued to Gerrity's former chief executive officer, and 80,549 five year common stock warrants for total consideration of $51.3 million. The common stock is listed on the New York Stock Exchange. Prior to December 1997, no dividends had been paid on common stock. A quarterly cash dividend of one cent per common share was initiated in December 1997.

   A total of 5.0 million preferred shares, $.01 par value, are authorized. At December 31, 1998, the Company had two issues of preferred stock outstanding consisting of 1,467,926 shares of 7.125% preferred and 1,698,934 shares of 8.50% preferred.

   In May 1996, 1.2 million shares of 7.125% preferred stock were issued to certain Gerrity preferred shareholders electing to exchange their preferred shares (the "Original Exchange Offer"). There were no proceeds received related to this issuance. In October 1996, Gerrity's certificate of incorporation was amended to provide that all remaining shares of Gerrity's preferred stock be exchanged for 7.125% preferred shares on the same terms as the Original Exchange Offer. This exchange resulted in the issuance of an additional 389,000 preferred shares. Each share of 7.125% preferred stock is convertible into common stock at any time at $8.61 per share, or 2.9036 common shares. The 7.125% preferred stock pays quarterly cash dividends, when declared by the Board of Directors, based on an annual rate of $1.78 per share. The 7.125% preferred stock is redeemable at the option of the Company at any time after May 2, 1998 if the average closing price of the common stock for 20 of the 30 days prior to not less than five days preceding the redemption date is greater than $12.92 per share or at any time after May 2, 1999 at an initial call price of $26.25 per share. The liquidation preference of the 7.125% preferred stock is $25 per share, plus accrued and unpaid dividends. As of December 31, 1998, there were 1,467,926 7.125% preferred shares outstanding with an aggregate liquidation preference of $36.7 million. The 7.125% preferred stock is listed on the New York Stock Exchange. Holders of the 7.125% preferred stock are not generally entitled to vote, except with respect to certain limited matters. The Company paid $2.1 million, $2.6 million and $2.6 million ($.4453 per 7.125% convertible preferred share each quarter) in preferred dividends during 1996, 1997 and 1998, and had accrued an additional $327,000 at December 31, 1997 and 1998, respectively, for dividends.

   In October 1997, 1.6 million shares of 8.50% preferred stock and 160,000 common shares were issued to a group of private investors for $40.0 million.
The investors agreed not to sell, transfer or dispose of any shares of the 8.50% preferred prior to October 1999. Each share of the 8.50% preferred stock is convertible into common stock at any time at $9.50 per share or 2.6316 common shares. The 8.50 % preferred stock pays quarterly dividends, when declared by the Board of Directors, and are payable-in-kind ("PIK Dividend") until October 1999, and in cash thereafter. The 8.50% preferred stock is redeemable at the option of the Company at any time after October 2000 at 106% of its stated value declining by 2% per annum thereafter. The liquidation preference is $25 per share, plus accrued and unpaid dividends. As of December 31, 1998, there were 1,698,934 8.50% preferred shares outstanding with an aggregate liquidation preference of $42.5 million. The 8.50% preferred stock is privately held. Holders of the 8.50% preferred stock are entitled to vote with the common stock, based upon the number of shares of common stock into which the shares of 8.50% preferred stock are convertible. The Company paid $661,000 and $3.5 million in PIK Dividends (issued an additional 26,437 and 141,240 8.50% preferred shares) in 1997 and 1998.

   The Company adopted Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings per Share" during 1997. SFAS 128 specifies computation, presentation and disclosure requirements for earnings per share for entities with publicly held common stock or potential common stock. All prior period earnings per share amounts have been restated in accordance with SFAS 128.

   In accordance with SFAS 128, the Company computed the net income (loss) per share by dividing the net income (loss), less dividends and accretion on preferred stock, by the weighted average common shares outstanding during the period. Net income (loss) applicable to common for 1996, 1997 and 1998, was $1,433,000, ($20,249,000) and ($10,859,000), respectively.

   Diluted net income (loss) per share was computed by dividing the net income
(loss), less dividends and accretion on preferred stock, by the weighted average common shares outstanding during the period plus all dilutive potential shares outstanding (zero for twelve months ended December 31, 1997 and 1998, respectively). The potential common stock equivalents of the 7.125% and 8.50% preferred stock, $12.50 common stock warrants and stock options were anti-dilutive for all periods presented. Net income (loss) per common share and diluted net income (loss) per common share were the same for all periods presented.


(6)  EMPLOYEE BENEFIT PLANS

401(k) Savings

   The Company has a 401(k) profit sharing and savings plan (the "401(k) Plan"). The initial 401(k) Plan was established in May 1996. In conjunction with the sale of SOCO's ownership of the Company in October 1997, a new plan was adopted effective January 1, 1997. Eligible employees may make voluntary contributions to the 401(k) Plan. The amount of employee contributions is limited as specified in the 401(k) Plan. The Company may, at its discretion, make additional matching or profit sharing contributions to the 401(k) Plan. The Company has historically made profit sharing contributions to the 401(k) Plan, which totaled $281,000, $453,000 and $338,000 for 1996, 1997 and 1998, respectively. The 1997 and 1998 profit sharing contributions were made in shares of the Company's common stock (59,901 and 138,462 common shares, respectively).

Stock Purchase Plan

   In February 1998, the Company adopted and in May 1998 the stockholders approved, a stock purchase plan ("Stock Purchase Plan"). Pursuant to the Stock Purchase Plan, certain officers, directors and managers are eligible to purchase shares of common stock at prices ranging from 50% to 85% of the closing price of the stock on the trading day prior to the date of purchase ("Closing Price").
In addition, employee participants may be granted the right to purchase shares pursuant to the Stock Purchase Plan with all or a part of their salary and bonus. A total of 500,000 shares of common stock are reserved for possible purchase under the Stock Purchase Plan. In 1998, the Board of Directors approved 291,250 common shares (exclusive of shares available for purchase with participants' salaries and bonuses) for possible purchase by participants at 75% of the Closing Price during the current Plan Year as defined in the Stock Purchase Plan. As of December 31, 1998, participants have purchased 257,632 shares of common stock, including 76,712 shares purchased with participant's 1997 bonuses, at prices ranging from $3.69 to $7.31 per share ($2.77 to $5.48 net price per share), resulting in cash proceeds to the Company of $1.3 million. The Company recorded non-cash general and administrative expenses of $173,000 associated with these purchases in 1998.

Stock Option and Award Plans

   In 1996, the shareholders adopted a stock option plan for employees providing for the issuance of options at prices not less than fair market value. Options to acquire the lesser of up to three million shares of common stock or 10% of outstanding common shares may be outstanding at any given time. The specific terms of grant and exercise are determinable by a committee of independent members of the Board of Directors. A total of 512,000 options were issued in May 1996, with an exercise price of $7.75 per common share, 271,000 options were issued in February 1997, with an exercise price of $9.25 per common share, 485,000 options were issued in February 1998, 96,000 in March 1998, 25,000 in May 1998, and 8,000 in July 1998 with exercise prices of $7.06, $6.88, $7.19 and $6.56 per common share, respectively. The options vest over a three-year period (30%, 60%, 100%) and expire five years from date of grant. In addition, 250,000 fully vested five year options were granted in October 1997 at an exercise price of $9.875.

   In 1996, the shareholders adopted a stock grant and option plan (the "Directors' Plan") for nonemployee Directors. The Directors' Plan provides for each eligible Director to receive common shares having a market value equal to $2,500 quarterly in payment of one-half their retainer. A total of 3,632 shares were issued in 1996, 4,512 shares were issued in 1997 and 11,914 shares were issued in 1998. It also provides for 5,000 options to be granted annually to each eligible Director. A total of 20,000 options were issued in May 1996, with an exercise price of $7.75 per common share, 20,000 options were issued in May 1997, with an exercise price of $8.625, and 25,000 options were issued in May 1998, with an exercise price of $7.75. In addition, 10,000 options were issued in October 1997 with an exercise price of $10.313 and 10,000 options were issued in January 1998 with an exercise price of $7.19. The options vest over a three-year period (30%, 60%, 100%) and expire five years from date of grant.

   In October 1997, the shareholders approved a special stock grant and purchase plan for certain officers and managers ("Management Investors") in conjunction with the redistribution of SOCO's ownership of the Company. The plan, which was amended effective December 31, 1997, provided for the grant of 496,250 restricted common shares, net of forfeitures, to the Management Investors.
These shares will vest at 25% per year on January 1, 1998, 1999, 2000 and 2001. The non-vested granted common shares have been recorded as Deferred Compensation in the equity section of the accompanying consolidated balance sheets. The Management Investors simultaneously purchased 303,797 common shares from the Company at $9.875 per share. A portion of this original purchase ($850,000) was financed by the Company. See Note (9).

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

   The Company recognized $2.0 million and $1.5 million of non-cash general and administrative expenses in 1997 and 1998 with respect to the stock grants.

   At December 31, 1998, the Company had a fixed stock option compensation plan, which is described above. The Company applies APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations in accounting for the plans. Accordingly, no compensation cost has been recognized for these fixed stock option plans. Had compensation cost for the Company's fixed stock option compensation plans been determined consistent with Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation," the Company's net income (in thousands) and earnings per share would have been reduced to the pro forma amounts indicated below:

                                     1996       1997      1998
                                     ----       ----      ----

Net income (loss)    As Reported  $  3,562   $(16,903)  $(4,524)
                     Pro forma       3,281    (18,611)   (5,724)

Net income (loss)
 per common share    As Reported  $   0.08   $  (1.11)  $ (0.68)
                     Pro forma        0.06      (1.20)    (0.75)

   The fair value of each option grant is estimated on the date of grant using the Black-Sholes option-pricing model with the following weighted-average assumptions used for grants in 1996, 1997 and 1998: dividend yield of 0%, 0% and 0%; expected volatility of 30%, 35% and 46%; risk-free interest rate of 6.4%, 6.0% and 5.5%; and expected life of 4.5 years, 4.5 years and 4.5 years, respectively.

   A summary of the status of the Company's fixed stock option plan as of December 31, 1996, 1997 and 1998 and changes during the years are presented below:

                                                 1996                            1997                           1998
                                          ----------------------      -----------------------      ----------------------------
                                                        Weighted                     Weighted                          Weighted
                                                        Average                      Average                           Average
                                                       Exercise                      Exercise                          Exercise
                                           Shares        Price         Shares         Price        Shares               Price
                                          --------       -----        --------        -----        ------               -----
  Outstanding at beginning
   of year...............................        -      $    -         503,000        $7.75         1,001,000         $   8.70
  Granted................................  532,000        7.75         551,000         9.53           649,000             7.06
  Exercised..............................       -            -         (12,000)        7.75                 -                -
  Forfeited.............................. (29,000)        7.75         (41,000)        8.38          (124,000)           (7.91)
                                          --------                   ---------                     ----------
  Outstanding at end of
   year..................................  503,000      $ 7.75       1,001,000        $8.70         1,526,000         $   8.07
                                          ========                   =========                     ==========
  Options exercisable at year-end........        -                     389,000                        582,000
                                          ========      ======      ==========                     ==========

Weighted-average fair value of options
     granted during the year.............               $ 2.81                        $3.84                           $   3.17


The following table summarizes information about fixed stock options outstanding at December 31, 1998:

                                      Options Outstanding                              Options Exercisable
                          --------------------------------------------------   --------------------------------
                              Number                                               Number
                          Outstanding at    Weighted-Avg.       Weighted-       Exercisable at       Weighted-
                           December 31,       Remaining          Average         December 31,         Average
Exercise Price                 1998       Contractual Life    Exercise Price        1998          Exercise Price
--------------              ---------     ----------------    --------------    -------------     -------------

 $6.56    to     7.06         538,000         4.2 years         $     7.02                -        $      -

  7.19    to     9.25         733,000         2.8 years               8.21          330,000            8.07

  9.88    to    10.31         255,000         3.8 years               9.88          252,000            9.88

                            ---------                                              --------
 $6.56    to    10.31       1,526,000         3.4 years         $     8.07          582,000        $   8.85

                            =========                                              ========


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

     A reconciliation of the federal statutory rate to the Company's effective rate as they apply to the provision (benefit) for the years ended December 31, 1996, 1997 and 1998 follows:

                                                                                                1996            1997        1998
                                                                                              -------         --------    --------


Federal statutory rate......................................................................       35%             (35%)       (35%)

Utilization of net deferred tax asset.......................................................      (35%)              -           -
Increase in valuation allowance against deferred tax asset..................................        -               35%         35%
Tax benefit recognized prior to the Gerrity Acquisition.....................................      (12%)              -           -
                                                                                              -------         --------    --------
Effective income tax rate...................................................................      (12%)              -           -
                                                                                              =======         ========    ========

  For book purposes the components of the net deferred asset and liability at December 31, 1997 and 1998 were:

                                                                                                 1997        1998
                                                                                               --------    --------
                                                                                                  (In thousands)
Deferred tax assets
 NOL carryforwards.......................................................................... $ 30,497      $ 29,080
 Deferred deductions........................................................................    4,517         4,941
                                                                                              -------      --------
                                                                                               35,014        34,021
                                                                                              -------      --------
Deferred tax liabilities
 Depreciable and depletable property........................................................   23,360        20,582
                                                                                              -------      --------

Deferred tax assets.........................................................................   11,654        13,439
                                                                                              -------      --------

Valuation allowance.........................................................................  (11,654)      (13,439)
                                                                                              -------      --------

Net deferred tax asset......................................................................  $     -      $      -
                                                                                              =======      ========

   For tax purposes, the Company had regular net operating loss carryforwards of approximately $83.0 million and alternative minimum tax ("AMT") loss carryforwards of approximately $34.6 million at December 31, 1998. Utilization of the regular and AMT net operating loss carryfowards will be limited to approximately $12.5 million per year as a result of the redistribution of SOCO's majority ownership in the Company in October 1997. In addition, utilization of $31.9 million regular net operating loss carryforwards and $31.6 million AMT loss carryforwards will be limited to $5.2 million per year as a result of the Gerrity Acquisition in May 1996. These carryforwards expire from 2006 through 2018. At December 31, 1998, the Company had alternative minimum tax credit carryforwards of $650,000 which are available indefinitely. No cash payments were made by the Company for federal taxes during 1996 and 1997. The Company paid $239,000 of federal taxes during 1998.


(8)  MAJOR CUSTOMERS

   During 1996, 1997 and 1998, Duke Energy Field Services, Inc. accounted for 38%, 41% and 38%, Amoco Production Company accounted for 19%, 16% and 13%, Total Petroleum accounted for 10%, 8% and 6%, and Enron Capital & Trade Resources accounted for 0%, 5%, 10% of revenues, respectively. Management believes that the loss of any individual purchaser would not have a long-term material adverse impact on the financial position or results of operations of the Company.

(9)  RELATED PARTY

   Subsequent to the Gerrity Acquisition, SOCO agreed to provide certain administrative services to Patina under a corporate services agreement. As of May 31, 1998, the Company terminated this agreement and no longer utilizes any corporate services from SOCO. The Company continues to sublease certain office space from SOCO through 2001. During the 1996, 1997 and 1998, the Company paid approximately $650,000, $1.5 million and $600,000 to SOCO under the corporate services and sublease agreements.

   In October 1997, certain officers and managers purchased 303,797 common shares at $9.875 per share from the Company. A portion of this original purchase ($850,000) was financed by the Company through the issuance of 8.50% recourse promissory notes. The remaining notes are secured by the common stock purchased and additional common shares granted to the respective officers and managers. Interest is due annually and the notes mature in January 2001. These notes have been reflected as Other Assets in the accompanying consolidated balance sheets.

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


(10) COMMITMENTS AND CONTINGENCIES

   The Company leases office space and certain equipment under non-cancelable operating leases. Future minimum lease payments under such leases approximate $500,000 per year from 1999 through 2001.

   In March 1996, a complaint was filed in the Court of Chancery for the State of Delaware against Gerrity and each of its directors, Brickell Partners v. Gerrity Oil & Gas Corporation, C.A. No. 14888 (Del. Ch.). The complaint alleges that the "action is brought (a) to restrain defendants from consummating the Gerrity Acquisition which will benefit the holders of Gerrity's common stock at the expense of the holders of Gerrity's preferred stock and (b) to obtain a declaration that the terms of the proposed Gerrity Acquisition constitute a breach of the contractual rights of the preferred." The complaint sought, among other things, certification as a class action on behalf of all holders of Gerrity's preferred stock, a declaration that the defendants have committed an abuse of trust and have breached their fiduciary and contractual duties, an injunction enjoining the Gerrity Acquisition and money damages. In April 1996, the defendants were granted an indefinite extension of time in which to answer the complaint and no answer had been filed by February 1997. In February 1997, the attorney for the plaintiff filed a Status Report with the court stating "Case has been mooted. Plaintiff is preparing an application for counsel fees." No fee application was filed. In November 1997, the plaintiff filed an amended complaint. The amended complaint realleges the substance of the original complaint and includes an allegation that the defendants coerced the holders of the Gerrity preferred stock into exchanging their stock for the 7.125% Preferred Stock of the Company. The amended complaint also alleges the defendants participated in a scheme to eliminate the outstanding Gerrity preferred by forcing the exchange of those shares for shares of the Company's preferred in October 1996. The amended complaint seeks rescission of the transactions described in the complaint or money damages if rescission is impractical. On January 5, 1998, defendants filed a motion to dismiss the amended complaint. A brief in support of the motion to dismiss was filed in August 1998 and there has been no response from the plaintiffs. Defendants believe that the amended complaint is without merit and intend to vigorously defend against this action. At this time, the Company is unable to estimate the range of potential loss, if any, from this uncertainty. However, the Company believes the resolution of this uncertainty should not have a material adverse effect upon the Company's financial position, although an unfavorable outcome in any reporting period could have a material adverse effect on results for that period.

   The Company is a party to various other lawsuits incidental to its business, none of which are anticipated to have a material adverse impact on its financial position or results of operations.

(11) UNAUDITED SUPPLEMENTAL OIL AND GAS RESERVE INFORMATION

   Independent petroleum consultants directly evaluated total proved reserves at December 31, 1996 and audited total proved reserves at December 31, 1997 and 1998. All reserve estimates are based on economic and operating conditions at that time. Future net cash flows as of each year-end were computed by applying then current prices to estimated future production less estimated future expenditures (based on current costs) to be incurred in producing and developing the reserves. All reserves are located onshore in the United States.

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

   There are numerous uncertainties inherent in estimating quantities of proved reserves and in projecting future rates of production and timing of development expenditures. The data in the tables below represent estimates only. Oil and gas reserve engineering must be recognized as a subjective process of estimating underground accumulations of oil and natural gas that cannot be measured in an exact way, and estimates of other engineers might differ materially from those shown below. The accuracy of any reserve estimate is a function of the quality of available data and engineering and geological interpretation and judgement. Results in drilling, testing and production after the date of the estimate may justify revisions. Accordingly, reserve estimates are often materially different from the quantities of oil and gas that are ultimately recovered.



Quantities of Proved Reserves
                                               Oil        Natural Gas
                                               ---        -----------
                                              (MBbl)         (MMcf)

 Balance, December 31, 1995..............        7,421       138,857
  Revisions..............................          720        (1,314)
  Extensions, discoveries and additions..          194         1,342
  Production.............................       (1,688)      (23,947)
  Purchases..............................       15,834       183,729
  Sales..................................           (6)       (2,008)
                                                ------       -------

 Balance, December 31, 1996..............       22,475       296,659
  Revisions (a)..........................       (4,418)      (27,671)
  Extensions, discoveries and additions..          784        11,162
  Production.............................       (1,889)      (26,863)
  Purchases..............................          101         3,193
  Sales..................................          (77)         (845)
                                                ------       -------

 Balance, December 31, 1997..............       16,976       255,635
  Revisions (a)..........................       (3,033)      (23,084)
  Extensions, discoveries and additions..        1,890        77,120
  Production.............................       (1,699)      (25,522)
  Purchases..............................          108         2,465
  Sales..................................           (2)          (19)
                                                ------       -------

 Balance, December 31, 1998..............       14,240       286,595
                                                ======       =======

Proved Developed Reserves
                                                 Oil        Natural Gas
                                                 ---        -----------
                                                (MBbl)        (MMcf)

December 31, 1995........................        6,955       133,088
                                                ======       =======
December 31, 1996........................       15,799       242,777
                                                ======       =======
December 31, 1997........................       14,594       232,058
                                                ======       =======
December 31, 1998........................       13,655       244,736
                                                ======       =======

(a) Revisions are primarily attributable to proved undeveloped drilling locations and proved developed non-producing zones (behind-pipe recompletions) determined to be uneconomic using the lower oil and natural gas prices in effect at December 31, 1997 and 1998 (4,060 MBbl's and 31,232 MMcf's in 1997 and 3,468 MBbl's and 31,622 MMcf's in 1998).



Standardized Measure
                                                       December 31,
                                           -----------------------------------
                                              1996         1997        1998
                                           ----------   ----------   ---------
                                                       (In thousands)
Future cash inflows......................  $1,668,475   $ 894,390   $ 692,747
Future costs
 Production..............................    (338,752)   (255,599)   (220,846)
 Development.............................    (160,856)    (87,414)    (68,125)
                                           ----------   ---------   ---------
Future net cash flows....................   1,168,867     551,377     403,776
Undiscounted income taxes................    (294,407)    (89,094)    (41,977)
                                           ----------   ---------   ---------
After tax net cash flows.................     874,460     462,283     361,799
10% discount factor......................    (374,524)   (185,953)   (156,395)
                                           ----------   ---------   ---------
Standardized measure.....................  $  499,936   $ 276,330   $ 205,404
                                           ==========   =========   =========

Changes in Standardized Measure
                                                       December 31,
                                           -----------------------------------
                                              1996         1997        1998
                                           ----------   ----------   ---------
                                                       (In thousands)
Standardized measure, beginning of year..  $  127,516   $ 499,936   $ 276,330
Revisions:
  Prices and costs.......................     351,724    (312,526)   (124,977)
  Quantities.............................         501       6,134       8,396
  Development costs......................     (11,024)    (14,783)     (3,310)
  Accretion of discount..................      27,619      49,994      27,633
  Income taxes...........................    (129,612)    105,189      23,944
  Production rates and other.............      (3,706)     (8,433)     (5,449)
                                           ----------   ---------   ---------
  Net revisions..........................     235,502    (174,425)    (73,763)
Extensions, discoveries and additions....       3,791      11,756      33,910
Production...............................     (67,666)    (81,149)    (54,837)
Future development costs incurred........       7,906      17,013      21,711
Purchases (a)............................     193,998       3,900       2,068
Sales (b)................................      (1,111)       (701)        (15)
                                           ----------   ---------   ---------
Standardized measure, end of year........  $  449,936   $ 276,330   $ 205,404
                                           ==========   =========   =========

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

PART IV.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K


(a)  Exhibits -

     2.1 Amended and Restated Agreement and Plan of Merger dated as of January 16, 1996 as amended and restated as of March 20, 1996 -- incorporated by reference to Exhibit 2.1 to Amendment No. 1 to the Registration Statement on Form S-4 of Patina Oil & Gas Corporation. (Registration No. 333-572)

     4.1 Certificate of Incorporation -- incorporated herein by reference to the Exhibit 3.1 to the Company's Registration Statement on Form S-4 (Registration No. 333-572)

     4.2 Bylaws -- incorporated herein by reference to Exhibit 3.3 to the Company's Registration Statement on Form S-4 (Registration No. 333-
          572)

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

  10.3 Patina Oil & Gas Corporation Profit Sharing and Savings Plan and Trust, effective January 1, 1997 (Incorporated herein by reference to Exhibit 10.3 of the Company's Form 10-K for the year ended, December 31, 1997).

  10.3.1 Deferred Compensation Plan for Selected Employees adopted by the Company effective May 1, 1996. (Incorporated herein by reference to Exhibit 10.3.1 of the Company's Form 10-K for the year ended December 31, 1996)

  10.3.2 Amended and Restated Patina Oil & Gas Corporation Deferred Compensation Plan for Select Employees as adopted May 1, 1996 and amended as of September 30, 1997 (Incorporated herein by reference to Exhibit 10.3.2 of the Company's Form 10-K for the year ended December 31, 1997).

  10.3.3 Patina Oil & Gas Corporation 1998 Stock Purchase Plan (Incorporated herein by reference to Exhibit 10.3.3 of the Company's Form 10-K for the year ended December 31, 1997).

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

  10.11 Stock Purchase Agreement dated March 16, 1998 by and between the Company and Jay W. Decker (Incorporated herein by reference to Exhibit
          10.11 of the Company's Form 10-K for the year ended December 31,
          1997).

  10.12 Restricted Stock Agreement dated March 16, 1998 by and between the Company and Jay W. Decker (Incorporated herein by reference to Exhibit
          10.11 of the Company's Form 10-K for the year ended December 31,
          1997).

  11.1    Computation of Per Share Earnings.*

     12 Computation of Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends.*

     27  Financial Data Schedule.*


*Filed herewith

(b) No reports on Form 8-K were filed by Registrant during the quarter ended December 31, 1998.

                                    SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


/s/ Thomas J. Edelman          Chairman of the Board           March 5, 1999
-----------------------------  (Principal Executive Officer)
Thomas J. Edelman


/s/ Jay W. Decker              President and Director          March 5, 1999
-----------------------------
Jay W. Decker


/s/ Brian J. Cree              Director, Executive Vice        March 5, 1999
-----------------------------  President and Chief Operating
Brian J. Cree                  Officer


/s/ David J. Kornder           Vice President and              March 5, 1999
-----------------------------  Chief Financial Officer
David J. Kornder


/s/ Christopher C. Behrens     Director                        March 5, 1999
-----------------------------
Christopher C. Behrens


/s/ Robert J. Clark            Director                        March 5, 1999
-----------------------------
Robert J. Clark


/s/ Thomas R. Denison          Director                        March 5, 1999
-----------------------------
Thomas R. Denison


/s/ Elizabeth K. Lanier        Director                        March 5, 1999
-----------------------------
Elizabeth K. Lanier


/s/ Alexander P. Lynch         Director                        March 5, 1999
-----------------------------
Alexander P. Lynch