Form 10-Q
period 1999-03-31
PATINA OIL & GAS CORP
filed 1999-04-30
CIK 1006264

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                             ____________________


                                  FORM 10-Q
(Mark one)

[X]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended March 31, 1999

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

             Title of class              Name of exchange on which listed
      _____________________________________________________________________
      Common Stock, $.01 par value            New York Stock Exchange
      7.125% Convertible Preferred Stock,     New York Stock Exchange
               $.01 par value                 New York Stock Exchange
           Common Stock Warrants

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
Yes      X       No            .
    -----------     -----------

  There were 15,924,724 shares of common stock outstanding on April 29, 1999.

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

                          PATINA OIL & GAS CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                        (In thousands except share data)


                                                         December 31,    March 31,
                                                             1998          1999
                                                         -------------  -----------
                                                                        (Unaudited)
                                ASSETS
Current assets
 Cash and equivalents                                       $  10,086    $   3,787
 Accounts receivable                                            9,953        9,788
 Inventory and other                                            3,286        2,995
                                                            ---------    ---------
                                                               23,325       16,570
                                                            ---------    ---------

Oil and gas properties, successful efforts method             598,712      606,707
 Accumulated depletion, depreciation and amortization        (273,935)    (283,978)
                                                            ---------    ---------
                                                              324,777      322,729
                                                            ---------    ---------

Gas facilities and other                                        6,692        6,703
 Accumulated depreciation                                      (4,590)      (4,820)
                                                            ---------    ---------
                                                                2,102        1,883
                                                            ---------    ---------

Other assets, net                                               1,329        1,159
                                                            ---------    ---------
                                                             $351,533    $ 342,341
                                                            =========    =========

                   LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
 Accounts payable                                           $  16,825    $  15,263
 Accrued liabilities                                            6,754        4,180
                                                            ---------    ---------
                                                               23,579       19,443
                                                            ---------    ---------

Senior debt                                                    68,000       67,000
Subordinated notes                                             74,021       74,021
Other noncurrent liabilities                                    9,957        8,821

Commitments and contingencies

Stockholders' equity
 Preferred stock, $.01 par, 5,000,000 shares
  authorized, 3,166,860 and 3,179,957 shares issued
  and outstanding                                                  32           32
 Common stock, $.01 par, 100,000,000 shares
  authorized, 15,752,389 and 15,823,509 shares
  issued and outstanding                                          158          158
 Capital in excess of par value                               206,792      207,463
 Deferred compensation                                         (1,038)        (816)
 Retained earnings (deficit)                                  (29,968)     (33,781)
                                                            ---------    ---------
                                                              175,976      173,056
                                                            ---------    ---------
                                                             $351,533    $ 342,341
                                                            =========    =========

           The accompanying notes are an integral part of these statements.

                          PATINA OIL & GAS CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands except per share data)


                                              Three Months Ended March 31,
                                             ------------------------------
                                                  1998            1999
                                             --------------  --------------
                                                       (Unaudited)

Revenues
 Oil and gas sales                                 $20,343         $16,460
 Other                                                 294             196
                                                   -------         -------

                                                    20,637          16,656
                                                   -------         -------

Expenses
 Direct operating                                    4,637           4,122
 Exploration                                            23              13
 General and administrative                          1,826           1,353
 Interest expense and other                          3,309           2,913
 Depletion, depreciation and amortization           10,538          10,273
                                                   -------         -------

Income (loss) before taxes                             304          (2,018)
                                                   -------         -------

Provision (benefit) for income taxes
 Current                                                 -               -
 Deferred                                                -               -
                                                   -------         -------

Net income (loss)                                  $   304         $(2,018)
                                                   =======         =======

Net income (loss) per common share                  $(0.08)         $(0.23)
                                                   =======         =======

Weighted average shares outstanding                 16,281          15,777
                                                   =======         =======

           The accompanying notes are an integral part of these statements.

                          PATINA OIL & GAS CORPORATION

                     CONSOLIDATED STATEMENTS OF CHANGES IN
                              STOCKHOLDERS' EQUITY
                                 (In thousands)



                                     Preferred Stock  Common Stock   Capital in             Retained
                                    ---------------- --------------  Excess of   Deferred   Earnings
                                     Shares  Amount  Shares  Amount  Par Value Compensation (Deficit)
                                     ------  ------  ------  ------  --------- ------------ ---------
Balance, December 31, 1997             3,094   $31   16,450   $165   $208,525   $(1,828)    $(18,452)

Repurchase of common and preferred       (68)   (1)  (1,338)   (13)    (8,676)        -            -

Issuance of common                         -     -      640      6      3,224      (688)           -

Preferred dividends and accretion        141     2        -      -      3,719         -       (6,335)

Common dividends                           -     -        -      -          -         -         (657)

Net loss                                   -     -        -      -          -     1,478       (4,524)
                                       -----   ---   ------   ----   --------   -------     --------

Balance, December 31, 1998             3,167    32   15,752    158    206,792    (1,038)     (29,968)

Repurchase of common and preferred       (23)    -      (68)    (1)      (586)        -            -

Issuance of common                         -     -      140      1        272         -            -

Preferred dividends and accretion         36     -        -      -        985         -       (1,634)

Common dividends                           -     -        -      -          -         -         (161)

Net loss                                   -     -        -      -          -       222       (2,018)
                                       -----   ---   ------   ----   --------   -------     --------

Balance, March 31, 1999 (unaudited)    3,180   $32   15,824   $158   $207,463   $  (816)    $(33,781)
                                       =====   ===   ======   ====   ========   =======     ========

                  The accompanying notes are an integral part of these statements.

                          PATINA OIL & GAS CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)


                                                                          Three Months Ended March 31,
                                                                          -----------------------------
                                                                                1998       1999
                                                                             ---------  ----------
                                                                                  (Unaudited)
Operating activities
 Net income (loss)                                                             $   304   $(2,018)
 Adjustments to reconcile net income (loss) to net
  cash provided by operations
   Exploration expense                                                              23        13
   Depletion, depreciation and amortization                                     10,538    10,273
   Deferred compensation expense                                                   293       174
   Amortization of deferred credits                                               (168)     (225)
   Changes in current and other assets and liabilities
    Decrease (increase) in
     Accounts receivable                                                         5,119       165
     Inventory and other                                                           298       133
    Decrease in
     Accounts payable                                                           (3,797)   (1,562)
     Accrued liabilities                                                        (5,050)   (2,522)
     Other assets and liabilities                                               (1,034)   (1,291)
                                                                               -------   -------
   Net cash provided by operating activities                                     6,526     3,140
                                                                               -------   -------

Investing activities
 Acquisition, development and exploration                                       (4,915)   (7,850)
 Other                                                                            (112)      (11)
                                                                               -------   -------
   Net cash used by investing activities                                        (5,027)   (7,861)
                                                                               -------   -------

Financing activities
 Decrease in indebtedness                                                       (1,927)   (1,000)
 Deferred credits                                                                  266       633
 Issuance of common stock                                                        1,006       190
 Repurchase of common stock                                                     (3,527)     (220)
 Repurchase of preferred stock                                                       -      (366)
 Preferred dividends                                                              (654)     (654)
 Common dividends                                                                 (166)     (161)
                                                                               -------   -------
   Net cash used by financing activities                                        (5,002)   (1,578)
                                                                               -------   -------

Decrease in cash                                                                (3,503)   (6,299)
Cash and equivalents, beginning of period                                       12,609    10,086
                                                                               -------   -------
Cash and equivalents, end of period                                            $ 9,106     3,787
                                                                               =======   =======

                The accompanying notes are an integral part of these statements.

                         PATINA OIL & GAS CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)  ORGANIZATION AND NATURE OF BUSINESS

   Patina Oil & Gas Corporation (the "Company" or "Patina"), a Delaware corporation, was formed in early 1996 to hold the assets and operations of Snyder Oil Corporation ("SOCO") in the Wattenberg Field and to facilitate the acquisition of Gerrity Oil & Gas Corporation ("Gerrity"). In May 1996, SOCO contributed its Wattenberg assets to the Company in exchange for 14.0 million common shares and Gerrity merged into the Company ("Gerrity Acquisition"). The Gerrity Acquisition was accounted for as a purchase. The Company's operations currently consist of the acquisition, development, exploitation and production of oil and natural gas properties in the Wattenberg Field of Colorado's D-J Basin.

   In October 1997, a series of transactions took place that eliminated SOCO's ownership in the Company. The transactions included: (i) the sale by SOCO of
10.9 million shares of Patina common stock in a public offering, (ii) the repurchase by the Company of SOCO's remaining 3.0 million common shares, (iii) the sale by the Company of $40.0 million of 8.50% convertible preferred stock and the issuance of 160,000 common shares to certain institutional investors and
(iv) the sale of 303,797 common shares at $9.875 per share and the grant of 496,250 restricted common shares by the Company to certain officers and managers. As a result of these transactions, SOCO's ownership in the Company was eliminated.

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

   In 1995, the Company adopted Statement of Financial Accounting Standards No. 121 ("SFAS 121"), "Accounting for the Impairment of Long-Lived Assets." SFAS 121 requires the Company to assess the need for an impairment of capitalized costs of oil and gas properties on a field-by-field basis. During 1997, the Company recorded an impairment of $26.0 million to oil and gas properties as the estimated future cash flows (undiscounted and without interest charges) expected to result from these assets and their disposition, largely proven undeveloped drilling locations, was less than their net book value. The impairment primarily resulted from low year-end oil and natural gas prices. While no impairments were necessary in 1998 or the first quarter of 1999, changes in underlying assumptions or the amortization units could result in additional impairments in the future.

Gas facilities and other

   Depreciation of gas gathering and transportation facilities is provided using the straight-line method over the estimated useful life of five years.
Equipment is depreciated using the straight-line method with estimated useful lives ranging from three to five years.

Other Assets

   Other Assets at December 31, 1998 and March 31, 1999 were comprised of $1.3 million and $1.2 million of notes receivable from certain officers and key managers of the Company. See Note (9).

Section 29 Tax Credits

   The Company has entered into arrangements to monetize its Section 29 tax credits. These arrangements result in revenue increases of approximately $0.40 per Mcf on production volumes from qualified Section 29 properties. As a result, the Company recognized additional gas revenues of $533,000 and $580,000 for the three months ended March 31, 1998 and 1999, respectively. These arrangements are expected to increase revenues through 2002.

Gas Imbalances

   The Company uses the sales method to account for gas imbalances. Under this method, revenue is recognized based on the cash received rather than the Company's proportionate share of gas produced. Gas imbalances at December 31, 1998 and March 31, 1999 were insignificant.

Financial Instruments

   The book value and estimated fair value of cash and equivalents was $10.1 million and $3.8 million at December 31, 1998 and March 31, 1999. The book value and estimated fair value of the Company's senior debt was $68.0 million and $67.0 million at December 31, 1998 and March 31, 1999. The book value of these assets and liabilities approximates fair value due to the short maturity or floating rate structure of these instruments. The book value of the Senior Subordinated Notes ("Subordinated Notes" or "Notes") was $69.9 million and the estimated fair value was $74.0 million at December 31, 1998 and March 31, 1999. The fair value of the Notes is estimated based on their price on the New York Stock Exchange.

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

   The Company entered into various swap contracts for oil (NYMEX based) for the first quarter of 1998 and recognized a gain of $238,000 for these swap contracts based on settlements during this period. No swap contracts for oil were entered into for the first quarter of 1999.

    The Company entered into various CIG and PEPL index based swap contracts for natural gas for the first quarter of 1998 and 1999. The Company recognized gains of $659,000 in first quarter of 1998 and $490,000 in first quarter of 1999 related to these swap contracts based on settlements during the respective periods.

   As of March 31, 1999, the Company had entered into swap contracts for oil (NYMEX based) for the period April 1999 through June 1999. The weighted average oil prices for the NYMEX based contracts is $15.00 for total contract volumes of 136,500 Bbl's of crude oil. The unrecognized losses on these contracts totaled $415,000 based on current market values.

   As of March 31, 1999, the Company had entered into CIG index based swap contracts for natural gas for the period April 1999 through September 1999. The weighted average natural gas prices for the CIG index based contracts are $1.73 for total contract volumes of 4,575,000 MMBtu's of natural gas. The unrecognized losses on these contracts totaled $779,000 based on current market values.

   In October 1998, the Company entered into an interest rate swap contract for a two-year period, extendable for one additional year at the option of the third party. The contract is for $30.0 million principal with a fixed interest rate of 4.57% payable by the Company and the variable interest rate, the three-month LIBOR, payable by the third party. The difference between the Company's fixed rate of 4.57% and the three-month LIBOR rate, which is reset every 90 days, is received or paid by the Company in arrears every 90 days. The Company received $59,000 in January 1999 and $36,000 in April 1999 pursuant to this contract.

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

Stock Options and Awards

   The Company accounts for its stock-based compensation plans under the principles prescribed by the Accounting Principles Board's Opinion No. 25 ("APB No. 25"), "Accounting for Stock Issued to Employees." Accordingly, stock options awarded under the Employee Plan and the Non-Employee Directors Plan are considered to be "noncompensatory" and do not result in recognition of compensation expense. However, the restricted stock awarded under the Restricted Stock Plan is considered to be "compensatory" and the Company recognized $293,000 and $174,000 of non-cash general and administrative expenses for the three months ended March 31, 1998 and 1999. See Note (6).

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

Supplemental Cash Flow Information

   The Company incurred the following significant non-cash items:

                                                                        Three Months Ended
                                                                             March 31,
                                                                          1998       1999
                                                                          ----       ----
                                                                         (In thousands)
   Stock grant awarded to certain officers and key managers..               $ 688  $   -
   Dividends and accretion - 8.50% preferred stock...........                 911    985

   The stock grant award represents 100,000 common shares granted to the new President in conjunction with his appointment in the first quarter of 1998 and has been recorded as Deferred Compensation in the equity section of the accompanying consolidated balance sheets. The Company recognized $293,000 and $174,000 of non-cash general and administrative expenses for the three months ended March 31, 1998 and 1999 related to this stock grant and the stock grants awarded to certain officers and managers in conjunction with the redistribution of SOCO's ownership of the Company. See Note (9).

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

   In the opinion of management, those adjustments to the financial statements (all of which are of a normal and recurring nature) necessary to present fairly the financial position and results of operations have been made. These interim financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

(3)  OIL AND GAS PROPERTIES

   The cost of oil and gas properties at December 31, 1998 and March 31, 1999 includes no significant unevaluated leasehold costs. As of December 31, 1998 and March 31, 1999 oil and gas properties included approximately $585,000 and $604,000, respectively, in unevaluated leasehold costs related to a prospect in Wyoming. Acreage generally held for exploration or resale and its value, if any, is excluded from amortization. The following table sets forth costs incurred related to oil and gas properties:

                                                                                         Three
                                                                         Year Ended   Months Ended
                                                                        December 31,   March 31,
                                                                            1998          1999
                                                                        ------------  ------------
                                                                               (In thousands)
  Acquisition.........................................................       $ 2,319       $ 1,475
  Development.........................................................        21,711         6,362
  Exploration and other...............................................            59            13
                                                                             -------       -------
                                                                             $24,089       $ 7,850
                                                                             =======       =======

(4) INDEBTEDNESS

 The following indebtedness was outstanding on the respective dates:

                                                                           December 31,   March 31,
                                                                              1998          1999
                                                                           ------------   ---------
                                                                                 (In thousands)
  Bank facilities.....................................................       $68,000       $67,000
  Less current portion................................................             -             -
                                                                             -------       -------

  Senior debt, net....................................................       $68,000       $67,000
                                                                             =======       =======

  Subordinated notes..................................................       $74,021       $74,021
                                                                             =======       =======

   In April 1997, the Company entered into an amended bank Credit Agreement (the "Credit Agreement"). The Credit Agreement is a revolving credit facility in an aggregate amount up to $140.0 million. The amount available under the facility is adjusted semiannually, each May 1 and November 1, and equaled $100.0 million at March 31, 1999 with $67.0 million of debt outstanding at that time.

   The Company may elect that all or a portion of the credit facility bear interest at a rate equal to: (i) the higher of (a) the prime rate or (b) the Federal Funds Effective Rate plus .5%, or (ii) the rate at which Eurodollar deposits for one, two, three or nine months (as selected by the Company) are offered in the interbank Eurodollar market plus a margin which fluctuates from 0.625% to 1.125%, determined by a debt to EBITDA ratio. During the first quarter of 1999, the average interest rate under the facility approximated 6.1%.

   In October 1998, the Company entered into an interest rate swap contract for a two-year period, extendable for one additional year at the option of the third party. The contract is for $30.0 million principal with a fixed interest rate of 4.57% payable by the Company and the variable interest rate, the three-month LIBOR, payable by the third party. The difference between the Company's fixed rate of 4.57% and the three-month LIBOR rate, which is reset every 90 days, is received or paid by the Company in arrears every 90 days. The Company received $59,000 in January 1999 and $36,000 in April 1999 pursuant to this contract.

   The Credit Agreement contains certain financial covenants, including but not limited to, a maximum total debt to capitalization ratio, a maximum total debt to EBITDA ratio and a minimum current ratio. The Credit Agreement also contains certain negative covenants, including but not limited to restrictions on indebtedness; certain liens; guaranties, speculative derivatives and other similar obligations; asset dispositions; dividends, loans and advances; creation of subsidiaries; investments; leases; acquisitions; mergers; changes in fiscal year; transactions with affiliates; changes in business conducted; sale and leaseback and operating lease transactions; sale of receivables; prepayment of other indebtedness; amendments to principal documents; negative pledge causes; issuance of securities; and non-speculative commodity hedging. Borrowings under the Credit Agreement mature in July 2000, but may be prepaid at anytime. The Company has periodically negotiated extensions of the Credit Agreement; however, there is no assurance the Company will be able to do so in the future. The Company had a restricted payment basket of $8.0 million as of March 31, 1999, which may be used to repurchase common stock, preferred stock and warrants and pay dividends on its common stock.

   In conjunction with the Gerrity Acquisition, the Company assumed $100.0 million of 11.75% Senior Subordinated Notes due July 15, 2004. Under purchase accounting, the Notes have been reflected in the accompanying financial statements at a book value of 105.875% of their principal amount, their call price as of July 15, 1999. Interest is payable each January 15 and July 15. The Notes are redeemable at the option of the Company, in whole or in part, at any time on or after July 15, 1999, initially at 105.875%, declining to 102.938% on July 15, 2000, and declining to 100% on July 15, 2001. Upon a change of control, as defined in the Notes, the Company is obligated to make an offer to purchase all outstanding Notes at a price of 101% of the principal amount thereof. In addition, the Company would be obligated, subject to certain conditions, to make offers to purchase the Notes with the net cash proceeds of certain asset sales at a price of 101% of the principal amount thereof. Since the Gerrity Acquisition and through March 31, 1999, the Company has repurchased $30.1 million principal amount of the Notes, resulting in $69.9 million of principal amount of Notes outstanding. These Notes are reflected at a book value of $74.0 million at March 31, 1999 in the accompanying financial statements. The Notes are unsecured general obligations and are subordinated to all senior indebtedness and to any existing and future indebtedness of the Company's subsidiaries.

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

   Scheduled maturities of indebtedness for the next five years are zero for 1999 and $67.0 million in 2000, and zero in 2001, 2002 and 2003. The bank credit facility is scheduled to expire in July 2000. Management intends to review the facility and extend the maturity on a regular basis; however, there can be no assurance that the Company will be able to do so.

   Cash payments for interest totaled $6.1 million and $4.6 million during the three months ended March 31, 1998 and 1999, respectively.

(5)  STOCKHOLDERS' EQUITY

   A total of 100.0 million common shares, $.01 par value, are authorized of which 15.8 million were issued and outstanding at March 31, 1999. The Company issued 6.0 million common shares and 3.0 million five year common stock warrants exercisable at $12.50 (which expire in May 2001), in exchange for all of the outstanding stock of Gerrity upon consummation of the Gerrity Acquisition. Subsequent to the acquisition date, the Company has repurchased 5,622,800 shares of common stock (including the 3.0 million common shares repurchased from SOCO in conjunction with the redistribution of SOCO's majority ownership in October
1997), 148,682 shares of 7.125% preferred stock, 68,743 shares of 8.50%
preferred stock, 500,000 warrants issued to Gerrity's former chief executive officer, and 80,549 five year common stock warrants for total consideration of $51.9 million. The common stock is listed on the New York Stock Exchange.
Prior to December 1997, no dividends had been paid on common stock. A quarterly cash dividend of one cent per common share was initiated in December 1997.

   A total of 5.0 million preferred shares, $.01 par value, are authorized. At March 31, 1999, the Company had two issues of preferred stock outstanding consisting of 1,444,926 shares of 7.125% preferred and 1,735,031 shares of 8.50% preferred.

   In May 1996, 1.2 million shares of 7.125% preferred stock were issued to certain Gerrity preferred shareholders electing to exchange their preferred shares (the "Original Exchange Offer"). There were no proceeds received related to this issuance. In October 1996, Gerrity's certificate of incorporation was amended to provide that all remaining shares of Gerrity's preferred stock be exchanged for 7.125% preferred shares on the same terms as the Original Exchange Offer. This exchange resulted in the issuance of an additional 389,000 preferred shares. Each share of 7.125% preferred stock is convertible into common stock at any time at $8.61 per share, or 2.9036 common shares. The 7.125% preferred stock pays quarterly cash dividends, when declared by the Board of Directors, based on an annual rate of $1.78 per share. The 7.125% preferred stock is redeemable at the option of the Company at any time after May 2, 1999 at an initial call price of $26.25 per share. The liquidation preference of the 7.125% preferred stock is $25 per share, plus accrued and unpaid dividends. As of March 31, 1999, there were 1,444,926 7.125% preferred shares outstanding with an aggregate liquidation preference of $36.1 million. The 7.125% preferred stock is listed on the New York Stock Exchange. Holders of the 7.125% preferred stock are not generally entitled to vote, except with respect to certain limited matters. The

Company paid $654,000 ($.4453 per 7.125% convertible preferred share each quarter) in preferred dividends during the three months ended March 31, 1998 and 1999, and had accrued an additional $327,000 and $316,000 at March 31, 1998 and 1999, respectively, for dividends.

   In October 1997, 1.6 million shares of 8.50% preferred stock and 160,000 common shares were issued to a group of private investors for $40.0 million.
The investors agreed not to sell, transfer or dispose of any shares of the 8.50% preferred prior to October 1999. Each share of the 8.50% preferred stock is convertible into common stock at any time at $9.50 per share or 2.6316 common shares. The 8.50 % preferred stock pays quarterly dividends, when declared by the Board of Directors, and are payable-in-kind ("PIK Dividend") until October 1999, and in cash thereafter. The 8.50% preferred stock is redeemable at the option of the Company at any time after October 2000 at 106% of its stated value declining by 2% per annum thereafter. The liquidation preference is $25 per share, plus accrued and unpaid dividends. As of March 31, 1999, there were 1,735,031 8.50% preferred shares outstanding with an aggregate liquidation preference of $43.4 million. The 8.50% preferred stock is privately held. Holders of the 8.50% preferred stock are entitled to vote with the common stock, based upon the number of shares of common stock into which the shares of 8.50% preferred stock are convertible. The Company paid $864,000 and $903,000 in PIK Dividends (issued an additional 34,556 and 36,097 8.50% preferred shares) during the quarters ended March 31, 1998 and 1999, respectively.

   The Company adopted Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings per Share" during 1997. SFAS 128 specifies computation, presentation and disclosure requirements for earnings per share for entities with publicly held common stock or potential common stock. All prior period earnings per share amounts have been restated in accordance with SFAS 128.

   In accordance with SFAS 128, the Company computed the net income (loss) per share by dividing the net income (loss), less dividends and accretion on preferred stock, by the weighted average common shares outstanding during the period. Net income (loss) applicable to common stockholders for the three months ended March 31, 1998 and 1999, was ($1,261,000) and ($3,652,000),
respectively.

   Diluted net income (loss) per share was computed by dividing the net income
(loss), less dividends and accretion on preferred stock, by the weighted average common shares outstanding during the period plus all dilutive potential shares outstanding (zero for three months ended March 31, 1998 and 1999, respectively). The potential common stock equivalents of the 7.125% and 8.50% preferred stock, $12.50 common stock warrants and stock options were anti-dilutive for all periods presented. Net income (loss) per common share and diluted net income
(loss) per common share were the same for all periods presented.


(6)  EMPLOYEE BENEFIT PLANS

401(k) Savings

   The Company has a 401(k) profit sharing and savings plan (the "401(k) Plan"). The initial 401(k) Plan was established in 1996. In conjunction with the sale of SOCO's ownership in the Company in October 1997, a new plan was adopted effective January 1, 1997. Eligible employees may make voluntary contributions to the 401(k) Plan. The amount of employee contributions is limited as specified in the 401(k) Plan. The Company may, at its discretion, make additional matching or profit sharing contributions to the 401(k) Plan. The Company has historically made profit sharing contributions to the 401(k) Plan, which totaled $338,000 for 1998. The 1998 profit sharing contribution was made in shares of the Company's common stock (138,462 shares).

Stock Purchase Plan

   In 1998, the Company adopted and the stockholders approved, a stock purchase plan ("Stock Purchase Plan"). Pursuant to the Stock Purchase Plan, certain officers, directors and managers are eligible to purchase shares of common stock at prices ranging from 50% to 85% of the closing price of the stock on the trading day prior to the date of purchase ("Closing Price"). In addition, employee participants may be granted the right to purchase shares pursuant to the Stock Purchase Plan with all or a part of their salary and bonus. A total of 500,000 shares of common stock are reserved for possible purchase under the Stock Purchase Plan. In 1998, the Board of Directors approved 291,250 common shares (exclusive of shares available for purchase with participants' salaries and bonuses) for possible purchase by participants at 75% of the Closing Price during the current Plan Year as defined in the Stock Purchase Plan. As of December 31, 1998, participants have purchased 257,632 shares of common stock, including 76,712 shares purchased with participant's 1997 bonuses, at prices ranging from $3.69 to $7.31 per share ($2.77 to $5.48 net price per share), resulting in cash proceeds to the Company of $1.3 million. The Company recorded non-cash general and administrative expenses of $173,000 associated with these purchases in 1998. No purchases have been made under the Stock Purchase Plan during the three months ended, March 31, 1999.

Stock Option and Award Plans

   In 1996, the shareholders adopted a stock option plan for employees providing for the issuance of options at prices not less than fair market value. Options to acquire the lesser of up to three million shares of common stock or 10% of outstanding common shares may be outstanding at any given time. The specific terms of grant and exercise are determinable by a committee of independent members of the Board of Directors. A total of 512,000 options were issued in May 1996, with an exercise price of $7.75 per common share, 271,000 options were issued in February 1997, with an exercise price of $9.25 per common share, 485,000 options were issued in February 1998, 96,000 in March 1998, 25,000 in May 1998, 8,000 in July 1998 and 313,000 in February 1999 with exercise prices of $7.06, $6.88, $7.19, $6.56 and $2.94 per common share, respectively. The options vest over a three-year period (30%, 60%, 100%) and expire five years from date of grant. In addition, 250,000 fully vested five-year options were granted in October 1997 at an exercise price of $9.875. In April 1999, 300,000 five-year options were granted at $3.94, subject to shareholder approval of an amendment to the stock option plan increasing the number of stock options at the annual meeting.

   In 1996, the shareholders adopted a stock grant and option plan (the "Directors' Plan") for nonemployee Directors. The Directors' Plan provides for each eligible Director to receive common shares having a market value equal to $2,500 quarterly in payment of one-half their retainer. A total of 3,632 shares were issued in 1996, 4,512 shares were issued in 1997, 11,914 shares were issued in 1998 and 3,624 were issued in the first quarter of 1999. It also provides for 5,000 options to be granted annually to each eligible Director. A total of 20,000 options were issued in May 1996, with an exercise price of $7.75 per common share, 20,000 options were issued in May 1997, with an exercise price of $8.625, and 25,000 options were issued in May 1998, with an exercise price of $7.75. In addition, 10,000 options were issued in October 1997 with an exercise price of $10.313, 10,000 options were issued in January 1998 with an exercise price of $7.19, and 5,000 options were issued in February 1999 with an exercise price of $2.94. The options vest over a three-year period (30%, 60%, 100%) and expire five years from date of grant.

   In October 1997, the shareholders approved a special stock grant and purchase plan for certain officers and managers ("Management Investors") in conjunction with the redistribution of SOCO's ownership in the Company. The plan, which was amended effective December 31, 1997, provided for the grant of 496,250 restricted common shares, net of forfeitures, to the Management Investors.
These shares vest at 25% per year on January 1, 1998, 1999, 2000 and 2001. The non-vested granted common shares have been recorded as Deferred Compensation in the equity section of the accompanying consolidated balance sheets. The Management Investors simultaneously purchased 303,797 common shares from the Company at $9.875 per share. A portion of this original purchase ($850,000) was financed by the Company. See Note (9).

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

   In April 1999, the Chief Executive Officer was awarded 100,000 restricted shares of Common Stock in consideration of a voluntary reduction in his 1999 annual salary and other compensation arrangements.

   The Company recognized $293,000 and $174,000 of non-cash general and administrative expenses for the three months ended March 31, 1998 and 1999 with respect to the stock grants.

(7)  FEDERAL INCOME TAXES

   A reconciliation of the federal statutory rate to the Company's effective rate as they apply to the provision (benefit) for the three months ended March 31, 1998 and 1999 follows:

                                                               1998    1999
                                                              ------  ------

Federal statutory rate......................................   (35%)   (35%)
Utilization of net deferred tax asset.......................     -       -
Increase in valuation allowance against deferred tax asset..    35%     35%
                                                              ----    ----
Effective income tax rate...................................     -       -
                                                              ====    ====

   For tax purposes, the Company had regular net operating loss carryforwards of approximately $83.0 million and alternative minimum tax ("AMT") loss carryforwards of approximately $34.6 million at December 31, 1998. Utilization of the regular and AMT net operating loss carryfowards will be limited to approximately $12.5 million per year as a result of the redistribution of SOCO's majority ownership in the Company in October 1997. In addition, utilization of $31.9 million regular net operating loss carryforwards and $31.6 million AMT loss carryforwards will be limited to $5.2 million per year as a result of the Gerrity Acquisition in May 1996. These carryforwards expire from 2006 through 2018. At December 31, 1998, the Company had alternative minimum tax credit carryforwards of $650,000 which are available indefinitely. There were no cash payments made by the Company for federal taxes during 1997. The Company paid $239,000 of federal taxes during 1998.

(8)  MAJOR CUSTOMERS

   During the three months ended March 31, 1998 and 1999, Duke Energy Field Services, Inc. accounted for 39% and 36%, Amoco Production Company accounted for 13% and 15%, Enron Capital & Trade Resources accounted for 12% and 5%, and Aurora Natural Gas, LLC accounted for zero and 17% of revenues, respectively. Management believes that the loss of any individual purchaser would not have a long-term material adverse impact on the financial position or results of operations of the Company.

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

   In conjunction with the appointment of the new President in March 1998, the President purchased 100,000 shares of common stock at $6.875 per share. The Company loaned him $584,000, or 85% of the purchase price, represented by a recourse promissory note that bears interest at 8.50% per annum payable each
March 31 until the note is paid.   The note matures in March 2001 and is secured
by all of the shares purchased and granted to him (100,000 shares) in connection with his employment with the Company. In consideration of the depressed stock price and overall lower year-end bonuses, the interest due as of March 31, 1999 under the Management Investor's and President's notes was forgiven by the Company in April 1999.

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

                          PATINA OIL & GAS CORPORATION
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations

Three months ended March 31, 1999 compared to three months ended March 31, 1998.

     Revenues for the first quarter of 1999 totaled $16.7 million, a 19% decrease from the prior year period. The decrease was due primarily to the sharp decline in oil and gas prices, partially offset by higher production. The net loss in the first quarter 1999 was $2,018,000 compared to net income of $304,000 million in the first quarter 1998. The decrease was attributed to lower prices.

    Average daily oil and gas production for the first quarter totaled 4,657 barrels and 75.1 MMcf (103.0 MMcfe), an increase of 4% on an equivalent basis from the same period in 1998. During the quarter, ten wells and 23 refracs and recompletions were placed on production, compared to nine wells and 21 refracs and recompletions in the same period of 1998. The Company's current development activity, the benefits of certain minor acquisitions and continued success with the production enhancement program has resulted in the elimination of the Company's long-term production decline. The decision to increase development activity is heavily dependent on the prices being received for production.

    Average oil prices decreased from $15.35 per barrel in the first quarter of 1998 to $11.65 in 1999. Average natural gas prices decreased from $2.18 per Mcf for the first quarter of 1998 to $1.71 in 1999. The average oil price includes hedging hedging income of $285,000 or $0.65 per barrel in 1998. The decrease in natural gas prices was primarily the result of the decrease in the average CIG and PEPL indexes for the first quarter 1999 compared to 1998 and lower natural gas liquids prices. The average natural gas prices for the three months ended March 31, 1998 and 1999 includes hedging income of $836,000 or $0.13 per Mcf and $490,000 or $0.07 per Mcf, respectively. Subsequent to March 31, 1999, both oil and natural gas prices have increased significantly. Direct operating expenses totaled $4.1 million or $0.44 per Mcfe for the first quarter of 1999 compared to $4.6 million or $0.52 per Mcfe in the prior year period.

    General and administrative expenses, net of third party reimbursements, for the first quarter of 1999 totaled $1.4 million, a $473,000 or 26% decrease from the same period in 1998. The reduction in general and administrative expense was due to the Company's cost reduction program implemented at the beginning of 1999. Included in general and administrative expenses is $293,000 and $174,000 for the three months ended March 31, 1998 and 1999 of non-cash expenses related to the common stock grants awarded to certain officers and managers of the Company in conjunction with the redistribution of SOCO's ownership of the Company in October 1997.

    Interest and other expenses fell to $2.9 million in the first quarter of 1999, a $396,000 or 12% decline from the prior year period. Interest expense decreased as a result of lower average interest rates on the Company's debt as over $22.0 million face amount of 11.75% Subordinated Notes were repurchased in late 1998. The Company's average interest rate for the first quarter of 1999 was 9.1% compared to 10.3% in the first quarter of 1998.

    Depletion, depreciation and amortization expense for the first quarter of 1999 totaled $10.3 million, a decrease of $265,000 or 3% from the 1998 level. Depletion expense totaled $10.0 million or $1.08 per Mcfe for the first quarter of 1999 compared to $10.4 million or $1.17 per Mcfe for 1998. The decrease in depletion expense resulted from the lower depletion rate, partially offset by higher production in the first quarter of 1999 compared to the prior year period. Depreciation and amortization expense for the three months ended March 31, 1999 totaled $230,000, or $0.02 per Mcfe compared to $169,000, or $0.02 per
Mcfe for the same period in 1998.

Development, Acquisition and Exploration

   During the first quarter of 1999, the Company incurred $7.9 million in capital expenditures, with development expenditures comprising $6.4 million. During the period, the Company successfully drilled or deepened 11 wells, recompleted one well and refraced 25 wells. The Company also acquired additional proved reserves in Wattenberg for $1.4 million. The Company anticipates incurring approximately $18.0 million on the further development of its properties during 1999. The decision to increase or decrease development activity is heavily dependent on the prices being received for production.

Financial Condition and Capital Resources

   At March 31, 1999, the Company had $342.3 million of assets. Total capitalization was $314.1 million, of which 55% was represented by stockholders' equity, 21% by senior debt and 24% by subordinated debt. During the quarter, net cash provided by operations totaled $3.1 million, as compared to $6.5 million in the first quarter of 1998 ($8.2 million and $11.0 million prior to changes in working capital, respectively). At March 31, 1999, there were no significant commitments for capital expenditures. The Company anticipates 1999 capital expenditures, exclusive of acquisitions, to approximate $24.0 million. The level of these and other future expenditures is largely discretionary, and the amount of funds devoted to any particular activity may increase or decrease significantly, depending on available opportunities and market conditions. The Company plans to finance its ongoing development, acquisition and exploration expenditures and additional security repurchases using internal cash flow, proceeds from asset sales and bank borrowings. In addition, joint ventures or future public and private offerings of debt or equity securities may be utilized.

   The Company entered into an amended Credit Agreement in April 1997. The Credit Agreement consists of a revolving credit facility in an aggregate amount up to $140.0 million. The amount available under the revolving credit facility is adjusted semiannually, each May 1 and November 1, and equaled $100.0 million at March 31, 1999, with $67.0 million of debt outstanding at that time.

   The Credit Agreement contains certain financial covenants, including but not limited to, a maximum total debt to capitalization ratio, a maximum total debt to EBITDA ratio, a minimum current ratio and various other negative covenants that could limit the Company's ability to incur other debt, consummate acquisitions, dispose of assets, pay dividends or repurchase securities. Borrowings under the Credit Agreement mature in July 2000, but may be prepaid at anytime. The Company has periodically negotiated extensions of the Credit Agreement; however, there is no assurance the Company will be able to do so in the future. The Company had a restricted payment basket of $8.0 million as of March 31, 1999, which may be used to repurchase common stock, preferred stock and warrants and pay dividends on its common stock.

   The Company may elect that all or a portion of the credit facility bear interest at a rate equal to: (i) the higher of (a) the prime rate or (b) the Federal Funds Effective Rate plus .5%, or (ii) the rate at which Eurodollar deposits for one, two, three or nine months (as selected by the Company) are offered in the interbank Eurodollar market plus a margin which fluctuates from 0.625% to 1.125%, determined by a debt to EBITDA ratio. During the first quarter of 1999, the average interest rate under the facility approximated 6.1%.

   In October 1998, the Company entered into an interest rate swap contract for a two-year period, extendable for one additional year at the option of the third party. The contract is for $30.0 million principal with a fixed interest rate of 4.57% payable by the Company and the variable interest rate, the three-month LIBOR, payable by the third party. The difference between the Company's fixed rate of 4.57% and the three-month LIBOR rate, which is reset every 90 days, is received or paid by the Company in arrears every 90 days. The Company received $59,000 in January 1999 and $36,000 in April 1999 pursuant to this contract.

   The Company had $74.0 million of 11.75% Senior Subordinated Notes due July 15, 2004 outstanding on March 31, 1999. The Notes have been reflected in the accompanying financial statements at a book value of 105.875% of their principal amount ($69.9 million of principal amount outstanding as of March 31, 1998). Since May 1996 and through March 31, 1999 the Company has repurchased $30.1 million principal amount of the 11.75% Subordinated Notes through borrowings on the Company's bank facility. The Notes are redeemable at the option of the Company, in whole or in part, at any time on or after July 15, 1999 at 105.875% of their principal amount. The Notes are unsecured general obligations and are subordinated to all senior indebtedness and to any existing and future indebtedness of the Company's subsidiaries.

   In conjunction with the appointment of a new President in March 1998, the President purchased 100,000 shares of Common Stock at $6.875 per share. The Company loaned him $584,000, or 85% of the purchase price, represented by a recourse promissory note that bears interest at 8.50% per annum payable each
March 31 until the note is paid.   The note matures in March 2001 and is secured
by all of the shares purchased and granted to him (100,000 shares) in connection with his employment with the Company.

   The Company has entered into arrangements to monetize its Section 29 tax credits. These arrangements result in revenue increases of approximately $0.40 per Mcf on production volumes from qualified Section 29 properties. As a result, the Company recognized additional natural gas revenues of $533,000 and $580,000 during the three months ended March 31, 1998 and 1999, respectively. These arrangements are expected to increase revenues through 2002.

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

   The Company believes that available borrowings under its Credit Agreement, projected operating cash flows and the cash on hand will be sufficient to cover its working capital, capital expenditures, planned development activities and debt service requirements for the next 12 months. In connection with consummating any significant acquisition, additional debt or equity financing will be required, which may or may not be available on terms that are acceptable to the Company.

Certain Factors That May Affect Future Results

   Statements that are not historical facts contained in this report are forward-looking statements that involve risks and uncertainties that could cause actual results to differ from projected results. Such statements address activities, events or developments that the Company expects, believes, projects, intends or anticipates will or may occur, including such matters as future capital, development and exploration expenditures (including the amount and nature thereof), drilling or deepening of wells, reserve estimates (including estimates of future net revenues associated with such reserves and the present value of such future net revenues), future production of oil and natural gas, business strategies, expansion and growth of the Company's operations, cash flow and anticipated liquidity, prospect development and property acquisition, obtaining financial or industry partners for prospect or program development, or marketing of oil and natural gas. Factors that could cause actual results to differ materially ("Cautionary Disclosures") are described, among other places, in the Marketing, Competition, and Regulation sections in the Company's 1998 Form 10-K and under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations." Without limiting the Cautionary Disclosures so described, Cautionary Disclosures include, among others: general economic conditions, the market price of oil and natural gas, the risks associated with exploration, the Company's ability to find, acquire, market, develop and produce new properties, operating hazards attendant to the oil and natural gas business, uncertainties in the estimation of proved reserves and in the projection of future rates of production and timing of development expenditures, the strength and financial resources of the Company's competitors, the Company's ability to find and retain skilled personnel, climatic conditions, labor relations, availability and cost of material and equipment, environmental risks, the results of financing efforts, and regulatory developments. All written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Disclosures. The Company disclaims any obligation to update or revise any forward-looking statement to reflect events or circumstances occurring hereafter or to reflect the occurrence of anticipated or unanticipated events.

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

   The Company also relies on non-information technology systems such as telephones, facsimile machines, air conditioning, heating, elevators in its leased office building and other equipment which may have embedded technology such as micro processors, which may or may not be Year 2000 compliant. Written inquiries have been sent to these third parties, but as much of this technology is outside of the Company's control and not easily tested by these entities, it is difficult to assess or remedy any such non-compliance that could adversely affect the Company's ability to conduct business. Management believes any such disruption is not likely to have a significant effect on the Company's financial position or operations.

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

   Although the Company currently anticipates that minimal business disruption will occur as a result of Year 2000 issues, in the event the computer based programs and embedded technology equipment of the Company, or that owned and operated by third parties, should fail to function properly, possible consequences include but are not limited to loss of communication links, inability to produce oil and natural gas, loss of electric power, and the inability to engage in normal automated or computerized business activities.

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


Market and Commodity Risk

   The Company's major market risk exposure is in the pricing applicable to its oil and natural gas production. Realized pricing is primarily driven by the prevailing domestic price for oil and spot prices applicable to the Rocky Mountain and Mid-Continent regions for its natural gas production.
Historically, prices received for oil and gas production have been volatile and unpredictable. Pricing volatility is expected to continue. Natural gas price realizations during 1998 ranged from a monthly low of $1.79 per Mcf to a monthly high of $2.36 per Mcf and ranged from a monthly low of $1.68 per Mcf to a monthly high of $1.75 per Mcf for the first quarter of 1999. Oil prices ranged from a monthly low of $9.56 per barrel to a monthly high of $17.44 per barrel during 1998 and ranged from a monthly low of $10.70 per barrel to a monthly high of $13.17 per barrel during the first quarter of 1999. Subsequent to March 31, 1999, both oil and natural gas prices have increased significantly. A significant decline in the prices of oil or natural gas could have a material adverse effect on the Company's financial condition and results of operations.

         From time to time, the Company enters into commodity derivatives contracts and fixed-price physical contracts to manage its exposure to oil and gas price volatility and to support oil and natural gas prices at targeted levels. The Company uses futures contracts, swaps, options and fixed-price physical contracts to hedge its commodity prices. Realized gains or losses from price risk management activities are recognized in oil and gas sales revenues in the period in which the associated production occurs. The Company entered into various swap contracts for oil (NYMEX based) during the first quarter of 1998. The Company recognized a gain of $238,000 in first quarter of 1998 related to these swap contracts based on settlements during this period. As of March 31, 1999, the Company had entered into swap contracts for oil (NYMEX based) for the period April 1999 through June 1999. The weighted average oil prices for the NYMEX based contracts is $15.00 for total contract volumes of 136,500 Bbl's of crude oil. The unrecognized losses on these contracts totaled $415,000 based on current market values. The Company entered into various CIG and PEPL index based swap contracts for natural gas during the first quarters of 1998 and 1999. The Company recognized gains of $659,000 in the first quarter of 1998 and $490,000 in the first quarter of 1999 related to these swap contracts based on settlements during the respective periods. As of March 31, 1999, the Company had entered into CIG index based swap contracts for natural gas for the period April 1999 through September 1999. The weighted average natural gas prices for the CIG index based contracts are $1.73 for total contract volumes of 4,575,000 MMBtu's of natural gas. The unrecognized losses on these contracts totaled $779,000 based on current market values.

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

   The following table indicates the average oil and natural gas prices received over the last five years and highlights the price fluctuations by quarter for 1998 and 1999. Average price computations exclude hedging gains and losses and
other nonrecurring items to provide comparability.   Average prices per Mcfe
indicate the composite impact of changes in oil and natural gas prices. Oil production is converted to natural gas equivalents at the rate of one barrel per six Mcf.

                                          Average Prices
                              --------------------------------------
                                                Natural   Equivalent
                                    Oil           Gas        Mcf
                                    ---           ---        ---
                                 (Per Bbl)     (Per Mcf)  (Per Mcfe)
         Annual
         ------
         1994...............          $14.84      $1.70       $1.94
         1995...............           16.43       1.34        1.73
         1996...............           20.47       1.99        2.41
         1997...............           19.54       2.25        2.55
         1998...............           13.13       1.87        1.96

         Quarterly
         ---------
         1998
         ----
         First..............          $14.70      $2.04       $2.16
         Second.............           13.41       1.95        2.03
         Third..............           12.83       1.72        1.84
         Fourth.............           11.45       1.78        1.81

         1999
         ----
         First..............          $11.65      $1.65       $1.72


PART II. OTHER INFORMATION

Item 1.   Legal Proceedings

       Information with respect to this item is incorporated by reference from Notes to Consolidated Financial Statements in Part 1 of this report.

Item 4.   Submission of Matters to a Vote of Security Holders

       None.

Item 6.   Exhibits and Reports on Form 8-K

 (a)   Exhibits -

       27   Financial Data Schedule

 (b)   No reports on Form 8-K were filled by Registrant during the quarter ended
      March 31, 1999.


                                    SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    PATINA OIL & GAS CORPORATION



                              BY    /s/ David J. Kornder
                                    -------------------------------------------

                                    David J. Kornder, Vice President and Chief
                                    Financial Officer



April 29, 1999




                                       24
