Form 10-Q
period 1999-06-30
PATINA OIL & GAS CORP
filed 1999-07-28
CIK 1006264

=============================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                             ____________________

                                   FORM 10-Q
(Mark one)

[X]              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended June 30, 1999

                                      OR

[_]              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
             For the transition period from _________ to _________

                        Commission file number 1-14344
                          __________________________


                         PATINA OIL & GAS CORPORATION
            (Exact name of registrant as specified in its charter)

              Delaware                                   75-2629477
    (State or other jurisdiction of                     (IRS Employer
     incorporation or organization)                  Identification No.)

            1625 Broadway
          Denver, Colorado                                 80202
    (Address of principal executive offices)             (zip code)

       Registrant's telephone number, including area code (303) 389-3600

                   Title of class                                    Name of exchange on which listed
                --------------------                               ------------------------------------
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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X   No ___.
    ---

  There were 16,011,691 shares of common stock outstanding on July 27, 1999.

===============================================================================

PART I.  FINANCIAL INFORMATION

Patina Oil & Gas Corporation (the "Company") was formed in 1996 to hold the assets and operations of Snyder Oil Corporation ("SOCO") in the Wattenberg Field and to facilitate the acquisition of Gerrity Oil & Gas Corporation (the "Gerrity Acquisition"). The financial statements included herein have been prepared in conformity with generally accepted accounting principles. The statements are unaudited but reflect all adjustments which, in the opinion of management, are necessary to fairly present the Company's financial position and results of operations.

                         PATINA OIL & GAS CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                       (In thousands except share data)

                                                         December 31,    June 30,
                                                             1998          1999
                                                         ------------   -----------
                                                                        (Unaudited)
                                  ASSETS
Current assets
   Cash and equivalents                                     $  10,086    $   5,078
   Accounts receivable                                          9,953        9,658
   Inventory and other                                          3,286        3,211
                                                            ---------    ---------
                                                               23,325       17,947
                                                            ---------    ---------

Oil and gas properties, successful efforts method             598,712      612,135
   Accumulated depletion, depreciation and amortization      (273,935)    (293,551)
                                                            ---------    ---------
                                                              324,777      318,584
                                                            ---------    ---------

Gas facilities and other                                        6,692        6,865
   Accumulated depreciation                                    (4,590)      (5,060)
                                                            ---------    ---------
                                                                2,102        1,805
                                                            ---------    ---------

Other assets, net                                               1,329        1,159
                                                            ---------    ---------
                                                            $ 351,533    $ 339,495
                                                            =========    =========

                          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
   Accounts payable                                         $  16,825    $  15,684
   Accrued liabilities                                          6,754        5,057
                                                            ---------    ---------
                                                               23,579       20,741
                                                            ---------    ---------

Senior debt                                                    68,000       63,000
Subordinated notes                                             74,021       72,278
Other noncurrent liabilities                                    9,957        8,835

Commitments and contingencies

Stockholders' equity
   Preferred stock, $.01 par, 5,000,000 shares
    authorized, 3,166,860 and 3,216,820 shares issued
    and outstanding                                                32           32
 Common stock, $.01 par, 100,000,000 shares
    authorized, 15,752,389 and 16,009,044 shares
    issued and outstanding                                        158          160
 Capital in excess of par value                               206,792      209,144
 Deferred compensation                                         (1,038)        (845)
 Retained earnings (deficit)                                  (29,968)     (33,850)
                                                            ---------    ---------
                                                              175,976      174,641
                                                            ---------    ---------
                                                            $ 351,533    $ 339,495
                                                            =========    =========

       The accompanying notes are an integral part of these statements.

                         PATINA OIL & GAS CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands except per share data)

                                                    Three Months                 Six Months
                                                   Ended June 30,               Ended June 30,
                                                  ----------------            ------------------
                                                   1998      1999              1998        1999
                                                  ------    ------            ------      ------
                                                                   (Unaudited)

Revenues
  Oil and gas sales                               $17,455   $20,047           $37,798    $36,507
  Other                                               872       400             1,166        595
                                                  -------   -------           -------    -------

                                                   18,327    20,447            38,964     37,102
                                                  -------   -------           -------    -------

Expenses
  Direct operating                                  4,258     4,454             8,895      8,575
  Exploration                                          (5)        9                18         22
  General and administrative                        1,998     1,466             3,824      2,819
  Interest expense and other                        3,355     2,963             6,664      5,876
  Depletion, depreciation and amortization         10,222     9,813            20,760     20,086
                                                  -------   -------           -------    -------

Income (loss) before taxes                         (1,501)    1,742            (1,197)      (276)
                                                  -------   -------           -------    -------

Provision (benefit) for income taxes
  Current                                               -         -                 -          -
  Deferred                                              -         -                 -          -
                                                  -------   -------           -------    -------
                                                        -         -                 -          -
                                                  -------   -------           -------    -------

Net income (loss)                                 $(1,501)  $ 1,742           $(1,197)   $  (276)
                                                  =======   =======           =======    =======

Net income (loss) per common share                $ (0.19)  $  0.01           $ (0.27)   $ (0.22)
                                                  =======   =======           =======    =======

Weighted average shares outstanding                16,140    15,931            16,210     15,854
                                                  =======   =======           =======    =======

       The accompanying notes are an integral part of these statements.

                          PATINA OIL & GAS CORPORATION

                     CONSOLIDATED STATEMENTS OF CHANGES IN
                              STOCKHOLDERS' EQUITY
                                 (In thousands)

                                                                                        Capital in                   Retained
                                          Preferred Stock          Common Stock          Excess of      Deferred     Earnings
                                      ------------------------   -------------------
                                       Shares        Amount       Shares     Amount      Par Value    Compensation   (Deficit)
                                      --------      --------     --------    ------      ---------    ------------   ---------
Balance, December 31, 1997             3,094         $ 31         16,450     $ 165       $ 208,525      $(1,828)     $ (18,452)

Repurchase of common and preferred       (68)          (1)        (1,338)      (13)         (8,676)           -              -

Issuance of common                         -            -            640         6           3,224         (688)             -

Preferred dividends and accretion        141            2              -         -           3,719            -         (6,335)

Common dividends                           -            -              -         -               -            -           (657)

Net loss                                   -            -              -         -               -        1,478         (4,524)
                                       -----         ----         ------     -----       ---------      -------      ---------

Balance, December 31, 1998             3,167           32         15,752       158         206,792       (1,038)       (29,968)

Repurchase of common and preferred       (23)           -            (78)       (1)           (636)           -              -

Issuance of common                         -            -            335         3             999         (335)             -

Preferred dividends and accretion         73            -              -         -           1,989            -         (3,282)

Common dividends                           -            -              -         -               -            -           (324)

Net loss                                   -            -              -         -               -          528           (276)
                                       -----         ----         ------     -----       ---------      -------      ---------

Balance, June 30, 1999 (unaudited)     3,217         $ 32         16,009     $ 160       $ 209,144      $  (845)     $ (33,850)
                                       =====         ====         ======     =====       =========      =======      =========

       The accompanying notes are an integral part of these statements.

                         PATINA OIL & GAS CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)

                                                                        Six Months Ended June 30,
                                                                    ---------------------------------
                                                                      1998                     1999
                                                                    ---------               ---------
                                                                                (Unaudited)
Operating activities
  Net  income (loss)                                                $ (1,197)               $   (276)
  Adjustments to reconcile net income (loss) to net
      cash provided by operations
           Exploration expense                                            18                      22
           Depletion, depreciation and amortization                   20,760                  20,086
           Deferred compensation expense                                 766                     479
           Amortization of deferred credits                             (260)                   (482)
           Changes in current and other assets and liabilities
              Decrease (increase) in
                  Accounts receivable                                  9,403                     295
                  Inventory and other                                    316                    (187)
              Decrease in
                  Accounts payable                                    (2,901)                 (2,301)
                  Accrued liabilities                                 (2,329)                   (489)
                  Other assets and liabilities                        (4,563)                 (2,114)
                                                                    --------                --------
           Net cash provided by operating activities                  20,013                  15,033
                                                                    --------                --------

Investing activities
  Acquisition, development and exploration                           (11,566)                (13,183)
  Other                                                                 (228)                   (173)
                                                                    --------                --------
           Net cash used by investing activities                     (11,794)                (13,356)
                                                                    --------                --------

Financing activities
  Decrease in indebtedness                                            (3,213)                 (6,743)
  Deferred credits                                                       267                   1,818
  Issuance of common stock                                             1,308                     493
  Repurchase of common stock                                          (4,976)                   (271)
  Repurchase of preferred stock                                            -                    (366)
  Preferred dividends                                                 (1,307)                 (1,292)
  Common dividends                                                      (332)                   (324)
                                                                    --------                --------
           Net cash used by financing activities                      (8,253)                 (6,685)
                                                                    --------                --------

Decrease in cash                                                         (34)                 (5,008)
Cash and equivalents, beginning of period                             12,609                  10,086
                                                                    --------                --------
Cash and equivalents, end of period                                 $ 12,575                   5,078
                                                                    ========                ========

       The accompanying notes are an integral part of these statements.

                         PATINA OIL & GAS CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)  ORGANIZATION AND NATURE OF BUSINESS

     Patina Oil & Gas Corporation (the "Company" or "Patina"), a Delaware corporation, was formed in 1996 to hold the assets and operations of Snyder Oil Corporation ("SOCO") in the Wattenberg Field and to facilitate the acquisition of Gerrity Oil & Gas Corporation ("Gerrity"). In conjunction with the Gerrity Acquisition, SOCO received 14.0 million common shares. In 1997, a series of transactions eliminated SOCO's ownership in the Company. The transactions included: (i) the sale by SOCO of 10.9 million shares of Patina common stock in a public offering, (ii) the repurchase by the Company of SOCO's remaining 3.0 million common shares, (iii) the sale by the Company of $40.0 million of 8.50% convertible preferred stock and the issuance of 160,000 common shares to certain institutional investors and (iv) the sale of 303,797 common shares at $9.875 per share and the grant of 496,250 restricted common shares by the Company to certain officers and managers. As a result of these transactions, SOCO's ownership in the Company was eliminated

     The Company's operations currently consist of the acquisition, development, exploitation and production of oil and natural gas properties primarily in the Wattenberg Field of Colorado's D-J Basin.

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

     In 1995, the Company adopted Statement of Financial Accounting Standards No. 121 ("SFAS 121"), "Accounting for the Impairment of Long-Lived Assets." SFAS 121 requires the Company to assess the need for an impairment of capitalized costs of oil and gas properties on a field-by-field basis. During 1997, the Company recorded an impairment of $26.0 million to oil and gas properties as the estimated future cash flows (undiscounted and without interest charges) expected to result from these assets and their disposition, largely proven undeveloped drilling locations, was less than their net book value. The impairment primarily resulted from low year-end oil and natural gas prices. While no impairments were necessary in 1998 or the first six months of 1999, changes in underlying assumptions or the amortization units could result in additional impairments in the future.

Gas facilities and other

     Depreciation of gas gathering and transportation facilities is provided using the straight-line method over the estimated useful life of five years. Equipment is depreciated using the straight-line method with estimated useful lives ranging from three to five years.

Other Assets

     Other Assets at December 31, 1998 and June 30, 1999 were comprised of $1.3 million and $1.2 million of notes receivable from certain officers and managers of the Company. See Note (9).

Section 29 Tax Credits

     The Company has entered into arrangements to monetize its Section 29 tax credits. These arrangements result in revenue increases of approximately $0.40 per Mcf on production volumes from qualified Section 29 properties. As a result, the Company recognized additional gas revenues of $1,062,000 and $1,235,000 for the six months ended June 30, 1998 and 1999, respectively. These arrangements are expected to increase revenues through 2002.

Gas Imbalances

     The Company uses the sales method to account for gas imbalances. Under this method, revenue is recognized based on the cash received rather than the Company's proportionate share of gas produced. Gas imbalances at December 31, 1998 and June 30, 1999 were insignificant.

Financial Instruments

     The book value and estimated fair value of cash and equivalents was $10.1 million and $5.1 million at December 31, 1998 and June 30, 1999. The book value and estimated fair value of the Company's senior debt was $68.0 million and $63.0 million at December 31, 1998 and June 30, 1999. The book value of these assets and liabilities approximates fair value due to the short maturity or floating rate structure of these instruments. The book value of the Senior Subordinated Notes ("Subordinated Notes" or "Notes") was $74.0 million and $72.3 million and the estimated fair value was $69.9 million and $72.3 million at December 31, 1998 and June 30, 1999, respectively. The fair value of the Notes is estimated based on their price on the New York Stock Exchange. The Company redeemed all of the Notes on July 15, 1999.

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

     The Company entered into various swap contracts for oil (NYMEX based) for the first six months of 1998 and 1999. The Company recognized a gain of $238,000 in the six month period ended June 30, 1998 and a loss of $370,000 in the six month period ended June 30, 1999 related to these swap contracts based on settlements during the respective periods.

     The Company entered into various CIG and PEPL index based swap contracts for natural gas for the first six months 1998 and 1999. The Company recognized gains of $543,000 in the six month period ended June 30, 1998 and $310,000 in the six month period ended June 30, 1999 related to these swap contracts based on settlements during the respective periods.

     As of June 30, 1999, the Company had entered into swap contracts for oil (NYMEX based) for the period July 1999 through December 1999. The weighted average oil price for the NYMEX based contracts is $18.16 for total contract volumes of 506,000 barrels of crude oil. The unrecognized losses on these contracts totaled $640,000 based on estimated market values as of June 30, 1999.

     As of June 30, 1999, the Company had entered into CIG and PEPL index based swap contracts for natural gas for the period July 1999 through October 1999. The weighted average natural gas price for the CIG index based contracts is $1.82 for total contract volumes of 3,530,000 MMBtu's of natural gas and for the PEPL index based contracts is $2.21 for total contract volumes of 615,000 MMBtu's of natural gas. The unrecognized losses on these contracts totaled $587,000 based on estimated market values as of June 30, 1999.

     In October 1998, the Company entered into an interest rate swap contract for a two-year period, extendable for one additional year at the option of the third party. The contract is for $30.0 million principal with a fixed interest rate of 4.57% payable by the Company and the variable interest rate, the three-month LIBOR, payable by the third party. The difference between the Company's fixed rate of 4.57% and the three-month LIBOR rate, which is reset every 90 days, is received or paid by the Company in arrears every 90 days. The Company received $59,000 in January 1999, $36,000 in April 1999 and $33,000 in July 1999
pursuant to this contract.

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded on the balance sheet as either an asset or liability measured at its fair value. It also requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. SFAS 133 is effective for fiscal years beginning after June 15, 1999. The Company has not yet quantified the impacts of adopting SFAS 133 on its financial statements and has not determined the timing of, or method of, adoption of SFAS 133. However, SFAS 133 could increase volatility in earnings and other comprehensive income.

Stock Options and Awards

     The Company accounts for its stock-based compensation plans under the principles prescribed by the Accounting Principles Board's Opinion No. 25 ("APB No. 25"), "Accounting for Stock Issued to Employees." Accordingly, stock options awarded under the Employee Plan and the Non-Employee Directors Plan are considered to be "noncompensatory" and do not result in recognition of compensation expense. However, the restricted stock awarded under the Restricted Stock Plan is considered to be "compensatory" and the Company recognized $766,000 and $479,000 of non-cash general and administrative expenses for the six months ended June 30, 1998 and 1999. See Note (6).

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

Risks and Uncertainties

     Historically, the market for oil and natural gas has experienced significant price fluctuations. Prices for oil and for natural gas in the Rocky Mountain region have, at times, been particularly volatile. The price fluctuations can result from variations in weather, levels of production in the region, availability of transportation capacity to other regions of the country and various other factors. Increases or decreases in prices received could have a significant impact on the Company's future results.

Supplemental Cash Flow Information

     The Company incurred the following significant non-cash items:

                                                                                      Six Months Ended
                                                                                         March 31,
                                                                                     1998          1999
                                                                                     ----          ----
                                                                                       (In thousands)
     Stock grant awarded to officers and managers.............................      $ 688          $  335
     Dividends and accretion - 8.50% preferred stock..........................       1,841          1,824

     The 1998 stock grant award represents 100,000 common shares granted to the President in conjunction with his appointment in the first quarter of 1998 and has been recorded as Deferred Compensation in the equity section of the accompanying consolidated balance sheets. The 1999 stock grant award represents 100,000 common shares granted to the Chief Executive Officer in conjunction with his voluntary reduction in cash salary, waiver of any 1998 bonus and other compensation arrangements in the second quarter of 1999 and has also been recorded as Deferred Compensation in the equity section of the accompanying consolidated balance sheets. The Company recognized $766,000 and $479,000 of non-cash general and administrative expenses for the six months ended June 30, 1998 and 1999 related to these stock grants and the stock grants awarded to certain officers and managers in conjunction with the redistribution of SOCO's ownership of the Company. See Note (9).

Other

     All liquid investments with an original maturity of three months or less are considered to be cash equivalents. Certain amounts in the prior period consolidated financial statements have been reclassified to conform with the current classifications.

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

(3)  OIL AND GAS PROPERTIES

     The cost of oil and gas properties included approximately $585,000 and $637,000 at December 31, 1998 and June 30, 1999, respectively, in unevaluated leasehold costs related to a prospect in Wyoming. Acreage generally held for exploration or resale and its value, if any, is excluded from amortization. The following table sets forth costs incurred related to oil and gas properties:

                                                                                               Six
                                                                           Year Ended       Months Ended
                                                                           December 31,        June 30,
                                                                              1998             1999
                                                                            --------         -------
                                                                               (In thousands)
          Acquisition.................................................     $  2,319          $ 1,850
          Development.................................................       21,711           11,311
          Exploration and other.......................................           59               22
                                                                           --------          -------
                                                                           $ 24,089          $13,183
                                                                           ========          =======

(4)  INDEBTEDNESS

     The following indebtedness was outstanding on the respective dates:

                                                                            December 31,     June 30,
                                                                               1998           1999
                                                                             --------       --------
                                                                                 (In thousands)
          Bank facilities.................................................    $68,000        $63,000
          Less current portion............................................          -              -
                                                                             --------        -------
          Senior debt, net................................................    $68,000        $63,000
                                                                             ========        =======

          Subordinated notes..............................................    $74,021        $72,278
                                                                             ========       ========

     In April 1997, the Company entered into an amended bank Credit Agreement (the "Credit Agreement"). The Credit Agreement is a revolving credit facility in an aggregate amount up to $140.0 million. The amount available under the facility is adjusted semiannually, each May 1 and November 1, and equaled $100.0 million at June 30, 1999 with $63.0 million of debt outstanding at that time. Subsequent to quarter-end and in conjunction with the redemption of the 11.75% Senior Subordinated Notes, the Company entered into a Second Amended and Restated Bank Credit Agreement (the "Amended Credit Agreement"). The Amended Credit Agreement is a revolving credit facility in an aggregate amount up to $200.0 million. The amount available under the facility is adjusted semiannually, each May 1 and November 1, and equaled $160.0 million at July 15, 1999.

     The Company may elect that all or a portion of the credit facility bear interest at a rate equal to: (i) the higher of (a) the prime rate or (b) the Federal Funds Effective Rate plus .5%, or (ii) the rate at which Eurodollar deposits for one, two, three or six months (as selected by the Company) are offered in the interbank Eurodollar market plus a margin which fluctuates from 0.625% to 1.125% (1.00% to 1.50% under the Amended Credit Agreement), determined by a debt to EBITDA ratio. During the six month period ended June 30, 1999, the average interest rate under the facility approximated 6.10%.

     In October 1998, the Company entered into an interest rate swap contract for a two-year period, extendable for one additional year at the option of the third party. The contract is for $30.0 million principal with a fixed interest rate of 4.57% payable by the Company and the variable interest rate, the three-month LIBOR, payable by the third party. The difference between the Company's fixed rate of 4.57% and the three-month LIBOR rate, which is reset every 90 days, is received or paid by the Company in arrears every 90 days. The Company received $59,000 in January 1999, $36,000 in April 1999 and $33,000 in July 1999
pursuant to this contract.

     The Credit Agreement and the Amended Credit Agreement contain certain financial covenants, including but not limited to, a maximum total debt to capitalization ratio, a maximum total debt to EBITDA ratio and a minimum current ratio. The Credit Agreement and the Amended Credit Agreement also contain certain negative covenants, including but not limited to restrictions on indebtedness; certain liens; guaranties, speculative derivatives and other similar obligations; asset dispositions; dividends, loans and advances; creation of subsidiaries; investments; leases; acquisitions; mergers; changes in fiscal year; transactions with affiliates; changes in business conducted; sale and leaseback and operating lease transactions; sale of receivables; prepayment of other indebtedness; amendments to principal documents; negative pledge causes; issuance of securities; and non-speculative commodity hedging. Borrowings under the Credit Agreement mature in July 2000 and borrowings under the Amended Credit Agreement mature in July 2003, but may be prepaid at anytime. The Company has periodically negotiated extensions of the Credit Agreement; however, there is no assurance the Company will be able to do so in the future. The Company had a restricted payment basket of $7.9 million as of June 30, 1999, which may be used to repurchase common stock, preferred stock and warrants and pay dividends on its common stock.

     In conjunction with the Gerrity Acquisition, the Company assumed $100.0 million of 11.75% Senior Subordinated Notes due July 15, 2004. Under purchase accounting, the Notes have been reflected in the accompanying financial statements at a book value of 105.875% of their principal amount, their call price as of July 15, 1999. Interest is payable each January 15 and July 15. The Notes became redeemable at the option of the Company, in whole or in part, on or after July 15, 1999, at 105.875%. Through June 30, 1999, the Company has repurchased $31.7 million principal amount of the Notes, resulting in $68.3 million of principal amount of Notes outstanding. These Notes are reflected at a book value of $72.3 million at June 30, 1999 in the accompanying financial statements. The Notes are unsecured general obligations and are subordinated to all senior indebtedness and to any existing and future indebtedness of the Company's subsidiaries. The Company redeemed all of the Notes subsequent to quarter-end at the call price of 105.875%. The redemption was financed with borrowings under the bank credit facility.

     Subsequent to entering into the Amended Credit Agreement, scheduled maturities of indebtedness for the next five years are zero for 1999, 2000, 2001, 2002 and $63.0 million and the amount related to the redemption of the Notes in 2003. Management intends to review the facility and extend the maturity on a regular basis; however, there can be no assurance that the Company will be able to do so.

     Cash payments for interest totaled $6.8 million and $6.1 million during the six months ended June 30, 1998 and 1999, respectively.

(5)  STOCKHOLDERS' EQUITY

     A total of 100.0 million common shares, $.01 par value, are authorized of which 16.0 million were issued and outstanding at June 30, 1999. The Company issued 6.0 million common shares and 3.0 million five-year common stock warrants exercisable at $12.50 (which expire in May 2001), in exchange for all of the outstanding stock of Gerrity upon consummation of the Gerrity Acquisition. Subsequent to the acquisition date, the Company has repurchased 5,633,000 shares of common stock (including the 3.0 million common shares repurchased from SOCO in conjunction with the redistribution of SOCO's majority ownership in October
1997), 148,682 shares of 7.125% preferred stock, 68,743 shares of 8.50%
preferred stock, 500,000 warrants issued to Gerrity's former chief executive officer, and 80,549 five year common stock warrants for total consideration of $52.0 million. The common stock is listed on the New York Stock Exchange.
Prior to 1997, no dividends had been paid on common stock. A quarterly cash dividend of one cent per common share was initiated in December 1997.

     A total of 5.0 million preferred shares, $.01 par value, are authorized. At June 30, 1999, the Company had two issues of preferred stock outstanding consisting of 1,444,926 shares of 7.125% preferred and 1,771,894 shares of 8.50% preferred.

     In May 1996, 1.2 million shares of 7.125% preferred stock were issued to certain Gerrity preferred shareholders electing to exchange their preferred shares (the "Original Exchange Offer"). There were no proceeds received related to this issuance. In October 1996, Gerrity's certificate of incorporation was amended to provide that all remaining shares of Gerrity's preferred stock be exchanged for 7.125% preferred shares on the same terms as the Original Exchange Offer. This exchange resulted in the issuance of an additional 389,000 preferred shares. Each share of 7.125% preferred stock is convertible into common stock at any time at $8.61 per share, or 2.9036 common shares. The 7.125% preferred stock pays quarterly cash dividends, when declared by the Board of Directors, based on an annual rate of $1.78 per share. The 7.125% preferred stock is currently redeemable at the option of the Company at an initial call price of $26.25 per share, declining ratably to $25.00 through 2006. The liquidation preference of the 7.125% preferred stock is $25 per share, plus accrued and unpaid dividends. As of June 30, 1999, there were 1,444,926 7.125% preferred shares outstanding with an aggregate liquidation preference of $36.1 million. The 7.125% preferred stock is listed on the New York Stock Exchange. Holders of the 7.125% preferred stock are not generally entitled to vote, except with respect to certain limited matters. The Company paid $1,307,000 and $1,292,000 ($.4453 per 7.125%
convertible preferred share each quarter) in preferred dividends during the six months ended June 30, 1998 and 1999, and had accrued an additional $327,000 and $322,000 at June 30, 1998 and 1999, respectively, for dividends.

     In October 1997, 1.6 million shares of 8.50% preferred stock and 160,000 common shares were issued to a group of private investors for $40.0 million.
The investors agreed not to sell, transfer or dispose of any shares of the 8.50% preferred prior to October 1999. Each share of the 8.50% preferred stock is convertible into common stock at any time at $9.50 per share or 2.6316 common shares. The 8.50 % preferred stock pays quarterly dividends, when declared by the Board of Directors, and are payable-in-kind ("PIK Dividend") until October 1999, and in cash thereafter. The 8.50% preferred stock is redeemable at the option of the Company at any time after October 2000 at 106% of its stated value declining by 2% per annum thereafter. The liquidation preference is $25 per share, plus accrued and unpaid dividends. As of June 30, 1999, there were 1,771,894 8.50% preferred shares outstanding with an aggregate liquidation preference of $44.3 million. The 8.50% preferred stock is privately held. Holders of the 8.50% preferred stock are entitled to vote with the common stock, based upon the number of shares of common stock into which the shares of 8.50% preferred stock are convertible. The Company paid $1.7 million and $1.8 million in PIK Dividends (issued an additional 69,850 and 72,960 8.50% preferred shares) during the six months ended June 30, 1998 and 1999, respectively.

     The Company adopted Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings per Share" during 1997. SFAS 128 specifies computation, presentation and disclosure requirements for earnings per share for entities with publicly held common stock or potential common stock. All prior period earnings per share amounts have been restated in accordance with SFAS 128.

     In accordance with SFAS 128, the Company computed the net income (loss) per share by dividing the net income (loss), less dividends and accretion on preferred stock, by the weighted average common shares outstanding during the period. Net income (loss) applicable to common stockholders for the three months ended June 30, 1998 and 1999, was ($3,084,000) and $94,000, respectively. Net income (loss) applicable to common stockholders for the six months ended June 30, 1998 and 1999, was ($4,345,000) and ($3,558,000), respectively. As of June
30, 1999 there were 282,917 common shares related to certain stock grant awards that were not vested. As such, these shares have not been included in basic weighted average common shares outstanding during the period.

     Diluted net income (loss) per share was computed by dividing the net income
(loss), less dividends and accretion on preferred stock, by the weighted average common shares outstanding during the period plus all dilutive potential shares outstanding (zero for three months and six months ended June 30, 1998 and 1999, respectively). The potential common stock equivalents of the 7.125% and 8.50% preferred stock, $12.50 common stock warrants and stock options were anti-dilutive for all periods presented. Net income (loss) per common share and diluted net income (loss) per common share were the same for all periods presented.

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

Stock Purchase Plan

     In 1998, the Company adopted and the stockholders approved a stock purchase plan ("Stock Purchase Plan"). Pursuant to the Stock Purchase Plan, certain officers, directors and managers are eligible to purchase shares of common stock at prices ranging from 50% to 85% of the closing price of the stock on the trading day prior to the date of purchase ("Closing Price"). In addition, employee participants may be granted the right to purchase shares pursuant to the Stock Purchase Plan with all or a part of their salary and bonus. A total of 500,000 shares of common stock are reserved for possible purchase under the Stock Purchase Plan. In May 1999, an amendment to the Stock Purchase Plan was approved by the stockholders allowing for the annual renewal of 500,000 shares of common stock reserved for possible purchase under the plan. In 1998, the Board of Directors approved 291,250 common shares (exclusive of shares available for purchase with participants' salaries and bonuses) for possible purchase by participants at 75% of the Closing Price during the current Plan Year as defined in the Stock Purchase Plan. As of December 31, 1998, participants purchased 257,632 shares of common stock, including 76,712 shares purchased with participant's 1997 bonuses, at prices ranging from $3.69 to $7.31 per share ($2.77 to $5.48 net price per share), resulting in cash proceeds to the Company of $1.3 million. In 1999, the Board of Directors approved 136,250 common shares (exclusive of shares available for purchase with participants' salaries and bonuses) for possible purchase by participants at 75% of the Closing Price during the current Plan Year as defined in the Stock Purchase Plan. As of June 30, 1999, participants purchased 77,050 shares of common stock at prices ranging from $5.06 to $5.94 per share ($3.80 to $4.45 net price per share), resulting in cash proceeds to the Company of $303,000. The Company recorded non-cash general and administrative expenses of $161,000 and $40,000 associated with these purchases for the six months ended June 30, 1998 and 1999.

Stock Option and Award Plans

     In 1996, the shareholders adopted a stock option plan for employees providing for the issuance of options at prices not less than fair market value. Options to acquire the greater of up to three million shares of common stock or 10% of outstanding diluted common shares may be outstanding at any given time. The specific terms of grant and exercise are determinable by a committee of independent members of the Board of Directors. A total of 512,000 options were issued in May 1996, with an exercise price of $7.75 per common share, 271,000 options were issued in February 1997, with an exercise price of $9.25 per common share, 485,000 options were issued in February 1998, 96,000 in March 1998, 25,000 in May 1998, 8,000 in July 1998, 313,000 in February 1999, and 300,000 in
April 1999 with exercise prices of $7.06, $6.88, $7.19, $6.56, $2.94 and $3.94 per common share, respectively. The options vest over a three-year period (30%, 60%, 100%) and expire five years from date of grant. In addition, 250,000 fully vested five-year options were granted in October 1997 at an exercise price of $9.88.

     In 1996, the shareholders adopted a stock grant and option plan (the "Directors' Plan") for nonemployee Directors. The Directors' Plan provides for each eligible Director to receive common shares having a market value equal to $2,500 quarterly in payment of one-half their retainer. A total of 3,632 shares were issued in 1996, 4,512 shares were issued in 1997, 11,914 shares were issued in 1998 and 5,620 were issued in the first six months of 1999. It also provides for 5,000 options to be granted annually to each eligible Director. A total of 20,000 options were issued in May 1996, with an exercise price of $7.75 per common share, 20,000 options were issued in May 1997, with an exercise price of $8.625, 25,000 options were issued in May 1998, with an exercise price of $7.75, and 25,000 options were issued in May 1999, with an exercise price of $5.13. In addition, 10,000 options were issued in October 1997 with an exercise price of $10.313, 10,000 options were issued in January 1998 with an exercise price of $7.19, and 5,000 options were issued in February 1999 with an exercise price of $2.94. The options vest over a three-year period (30%, 60%, 100%) and expire five years from date of grant.

     In 1997, the shareholders approved a special stock grant and purchase plan for certain officers and managers ("Management Investors") in conjunction with the redistribution of SOCO's ownership in the Company. The plan, which was amended effective December 31, 1997, provided for the grant of 496,250 restricted common shares, net of forfeitures, to the Management Investors.
These shares vest at 25% per year on January 1, 1998, 1999, 2000 and 2001. The non-vested granted common shares have been recorded as Deferred Compensation in the equity section of the accompanying consolidated balance sheets. The Management Investors simultaneously purchased 303,797 common shares from the Company at $9.875 per share. A portion of this original purchase ($850,000) was financed by the Company. See Note (9).

     In conjunction with the appointment of a President in March 1998, the President was included in the stock grant and purchase plans. He was granted 100,000 restricted common shares that vest at 33% per year in March 1999, 2000 and 2001. The non-vested granted common shares have been recorded as Deferred Compensation in the equity section of the accompanying consolidated balance sheets. The President simultaneously purchased 100,000 common shares from the Company at $6.875 per share. A portion of this purchase ($584,000) was financed by the Company. See Note (9).

     In April 1999, the Chief Executive Officer was granted 100,000 restricted shares of common stock in consideration of his voluntary reduction in cash salary, waiver of any 1998 bonus and other compensation arrangements. The shares vest ratably throughout 1999 and have been recorded as Deferred Compensation in the equity section of the accompanying consolidated balance sheets.

     The Company recognized $766,000 and $479,000 of non-cash general and administrative expenses for the six months ended June 30, 1998 and 1999 with respect to these stock grants.

(7)  FEDERAL INCOME TAXES

     A reconciliation of the federal statutory rate to the Company's effective rate as they apply to the provision (benefit) for the six months ended June 30, 1998 and 1999 follows:


                                                                        1998    1999
                                                                        ----    ----

Federal statutory rate......................................            (35%)   (35%)
Utilization of net deferred tax asset.......................             -       -
Increase in valuation allowance against deferred tax asset..             35%     35%
                                                                        ----    ----
Effective income tax rate...................................             -       -
                                                                        ====    ====

     For tax purposes, the Company had regular net operating loss carryforwards of approximately $83.0 million and alternative minimum tax ("AMT") loss carryforwards of approximately $34.6 million at December 31, 1998. Utilization of the regular and AMT net operating loss carryfowards will be limited to approximately $12.5 million per year as a result of the redistribution of SOCO's majority ownership in the Company in 1997. In addition, utilization of $31.9 million regular net operating loss carryforwards and $31.6 million AMT loss carryforwards will be limited to $5.2 million per year as a result of the Gerrity Acquisition in May 1996. These carryforwards expire from 2006 through 2018. At December 31, 1998, the Company had alternative minimum tax credit carryforwards of $650,000 which are available indefinitely. There were no cash payments made by the Company for federal taxes during 1997. The Company paid $239,000 of federal taxes during 1998.

(8)  MAJOR CUSTOMERS

     During the six months ended June 30, 1998 and 1999, Duke Energy Field Services, Inc. accounted for 39% and 38%, Amoco Production Company accounted for 13% and 19%, Enron Capital & Trade Resources accounted for 12% and 4%, and Aurora Natural Gas, LLC accounted for zero and 14% of revenues, respectively. Management believes that the loss of any individual purchaser would not have a long-term material adverse impact on the financial position or results of operations of the Company.

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

     In conjunction with the appointment of a President in March 1998, the President purchased 100,000 shares of common stock at $6.875 per share. The Company loaned him $584,000, or 85% of the purchase price, represented by a recourse promissory note that bears interest at 8.50% per annum payable each
March 31 until the note is paid.   The note matures in March 2001 and is secured
by all of the shares purchased and granted to him (100,000 shares) in connection with his employment with the Company. In consideration of the depressed stock price and overall lower year-end bonuses, the interest due as of March 31, 1999 under the Management Investor's and President's notes was forgiven by the Company in April 1999.

(10) COMMITMENTS AND CONTINGENCIES

     The Company leases office space and certain equipment under non-cancelable operating leases. Future minimum lease payments under such leases approximate $500,000 per year through 2001.

     The Company is a party to various lawsuits incidental to its business, none of which are anticipated to have a material adverse impact on its financial position or results of operations.

                         PATINA OIL & GAS CORPORATION
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations

Three months ended June 30, 1999 compared to three months ended June 30, 1998.

     Revenues for the second quarter of 1999 totaled $20.4 million, a 12% increase from the prior year period. The increase was due primarily to higher production and recovering oil prices. Net income in the second quarter of 1999 was $1.7 million compared to a net loss of $1.5 million in the second quarter 1998. The increase was attributed to higher production, cost efficiencies and recovering oil prices.

     Average daily oil and gas production for the second quarter totaled 4,377 barrels and 78.1 MMcf (104.3 MMcfe), an increase of 11% on an equivalent basis from the same period in 1998. During the quarter, 10 wells were drilled or deepened and 23 refracs were performed, compared to four wells and 14 refracs and recompletions in the same period of 1998. The Company's current development activity, the benefits of certain minor acquisitions and continued success with the production enhancement program has resulted in increasing production for four successive quarters. The decision to increase development activity is heavily dependent on the prices being received for production.

     Average oil prices increased 13% from $13.41 per barrel in the second quarter of 1998 to $15.17 in 1999. Average natural gas prices increased 1% from $1.95 per Mcf for the second quarter of 1998 to $1.97 in 1999. The average oil prices includes hedging losses of $370,000 or $0.93 per barrel in 1999. The average natural gas prices include hedging losses of $116,000 or $0.02 per Mcf in 1998 and $180,000 or $0.03 per Mcf in 1999. Direct operating expenses totaled $4.5 million or $0.47 per Mcfe for the second quarter of 1999 compared to $4.3 million or $0.49 per Mcfe in the prior year period.

     General and administrative expenses, net of third party reimbursements, for the second quarter of 1999 totaled $1.5 million, a $532,000 or 27% decrease from the same period in 1998. The reduction in general and administrative expense was due to the Company's cost reduction program implemented at the beginning of 1999. Included in general and administrative expenses is $305,000 and $473,000 for the three months ended June 30, 1999 and 1998 of non-cash expenses related to the common stock grants awarded to certain officers and managers of the Company in conjunction with the redistribution of SOCO's ownership of the Company in 1997.

     Interest and other expenses fell to $3.0 million in the second quarter of 1999, a $392,000 or 12% decline from the prior year period. Interest expense decreased as a result of lower average debt balances outstanding and lower interest rates on the Company's debt as over $22.0 million face amount of 11.75% Subordinated Notes were repurchased in late 1998. The Company's average interest rate for the second quarter of 1999 was 9.1% compared to 10.3% in the second quarter of 1998.

     Depletion, depreciation and amortization expense for the second quarter of 1999 totaled $9.8 million, a decrease of $409,000 or 4% from the 1998 level. Depletion expense totaled $9.6 million or $1.01 per Mcfe for the second quarter of 1999 compared to $10.0 million or $1.17 per Mcfe for 1998. The decrease in depletion expense resulted primarily from a lower rate depletion rate, partially offset by higher production quantities. The depletion rate was lowered in the second quarter of 1999 in conjunction with the completion of an internal mid-year reserve report reflecting additional oil and gas reserves due primarily to the identification of additional refrac projects and drilling locations and upward revisions due to over-performance and the increase in oil and gas prices. Depreciation and amortization expense for the three months ended June 30, 1999 totaled $240,000, or $0.03 per Mcfe compared to $201,000, or $0.02 per Mcfe for the same period in 1998.

Six months ended June 30, 1999 compared to six months ended June 30, 1998.

     Revenues for the six months ended June 30, 1999 totaled $37.1 million, a 5% decrease from the prior year period. The decrease was due primarily to the sharp decline in oil and gas prices in early 1999, partially offset by higher production. The net loss in the first six months of 1999 was $276,000 compared to net loss of $1.2 million in the first six months of 1998. The decrease was attributed to higher production, cost efficiencies and recovering oil prices.

     Average daily oil and gas production for the six months of 1999 totaled 4,516 barrels and 76.6 MMcf (103.7 MMcfe), an increase of 7% on an equivalent basis from the same period in 1998. Twenty-one wells were drilled or deepened and 50 refracs and recompletions were performed during the first six months of 1999, compared to 12 wells and 35 refracs and recompletions in the same period of 1998. The Company's current development activity, the benefits of certain minor acquisitions and continued success with the production enhancement program has resulted in increasing production for four successive quarters. The decision to increase development activity is heavily dependent on the prices being received for production.

     Average oil prices decreased from $14.42 per barrel in the first six months of 1998 to $13.36 in 1999. Average natural gas prices decreased from $2.06 per Mcf for the first six months of 1998 to $1.85 in 1999. The average oil prices includes hedging gains of $285,000 or $0.34 per barrel in 1998 and hedging losses of $370,000 or $0.45 per barrel in 1999. The decrease in natural gas prices was primarily the result of the decrease in the average CIG and PEPL indexes and lower natural gas liquids prices experienced in the first quarter of 1999 compared to 1998. The average natural gas prices include hedging gains of $720,000 or $0.06 per Mcf in 1998 and $310,000 or $0.02 per Mcf in 1999. Direct
operating expenses totaled $8.6 million or $0.46 per Mcfe for the first six months of 1999 compared to $8.9 million or $0.51 per Mcfe in the prior year period.

     General and administrative expenses, net of third party reimbursements, for the first six months of 1999 totaled $2.8 million, a $1.0 million or 26% decrease from the same period in 1998. The reduction in general and administrative expense was due to the Company's cost reduction program implemented at the beginning of 1999. Included in general and administrative expenses is $479,000 and $766,000 for the six months ended June 30, 1999 and 1998 of non-cash expenses related to the common stock grants awarded to certain officers and managers of the Company in conjunction with the redistribution of SOCO's ownership of the Company in 1997.

     Interest and other expenses fell to $5.9 million for the six month period ended June 30, 1999, a $788,000 or 12% decline from the prior year period. Interest expense decreased as a result of lower average debt balances outstanding and lower interest rates on the Company's debt as over $22.0 million face amount of 11.75% Subordinated Notes were repurchased in late 1998. The Company's average interest rate for the first six months of 1999 was 9.1% compared to 10.3% in the first six months of 1998.

     Depletion, depreciation and amortization expense for the six month period ended June 30, 1999 totaled $20.1 million, a decrease of $674,000 or 3% from the 1998 level. Depletion expense totaled $19.6 million or $1.05 per Mcfe for the first six months of 1999 compared to $20.4 million or $1.17 per Mcfe for 1998. The decrease in depletion expense resulted from a lower depletion rate, partially offset by higher production quantities. The depletion rate was lowered in the second quarter of 1999 in conjunction with the completion of an internal mid-year reserve report reflecting additional oil and gas reserves due primarily to the identification of additional refrac projects and drilling locations and upward revisions due to over-performance and the increase in oil and gas prices. Depreciation and amortization expense for the six months ended June 30, 1999 totaled $470,000, or $0.03 per Mcfe compared to $371,000, or $0.02 per Mcfe for the same period in 1998.

Development, Acquisition and Exploration

     During the first six months of 1999, the Company incurred $13.2 million in capital expenditures, with development expenditures comprising $11.3 million. During the period, the Company successfully drilled or deepened 21 wells, recompleted one well and refraced 49 wells. The Company also acquired additional proved reserves in Wattenberg for $1.9 million. The Company anticipates incurring approximately $13.0 million on the further development of its properties during 1999. The decision to increase or decrease development activity is heavily dependent on the prices being received for production.

Financial Condition and Capital Resources

     At June 30, 1999, the Company had $339.5 million of assets. Total capitalization was $309.9 million, of which 56% was represented by stockholders' equity, 20% by senior debt and 24% by subordinated debt. During the six months ended June 30, 1999, net cash provided by operations totaled $15.0 million, as compared to $20.0 million in the first six months of 1998 ($19.8 million and $20.1 million prior to changes in working capital, respectively). At June 30, 1999, there were no significant commitments for capital expenditures. The Company anticipates 1999 capital expenditures, exclusive of acquisitions, to approximate $24.0 million. The level of these and other future expenditures is largely discretionary, and the amount of funds devoted to any particular activity may increase or decrease significantly, depending on available opportunities and market conditions. The Company plans to finance its ongoing development, acquisition and exploration expenditures and additional security repurchases using internal cash flow, proceeds from asset sales and bank borrowings. In addition, joint ventures or future public and private offerings of debt or equity securities may be utilized.

     In April 1997, the Company entered into an amended bank Credit Agreement (the "Credit Agreement"). The Credit Agreement is a revolving credit facility in an aggregate amount up to $140.0 million. The amount available under the facility is adjusted semiannually, each May 1 and November 1, and equaled $100.0 million at June 30, 1999 with $63.0 million of debt outstanding at that time. Subsequent to quarter-end and in conjunction with the redemption of the 11.75% Senior Subordinated Notes, the Company entered into a Second Amended and Restated Bank Credit Agreement (the "Amended Credit Agreement"). The Amended Credit Agreement is a revolving credit facility in an aggregate amount up to $200.0 million. The amount available under the facility is adjusted semiannually, each May 1 and November 1, and equaled $160.0 million at July 15, 1999.

     The Credit Agreement and the Amended Credit Agreement contain certain financial covenants, including but not limited to, a maximum total debt to capitalization ratio, a maximum total debt to EBITDA ratio, a minimum current ratio and various other negative covenants that could limit the Company's ability to incur other debt, consummate acquisitions, dispose of assets, pay dividends or repurchase securities. Borrowings under the Credit Agreement mature in July 2000 and borrowings under the Amended Credit Agreement mature in July 2003, but may be prepaid at anytime. The Company has periodically negotiated extensions of the Credit Agreement; however, there is no assurance the Company will be able to do so in the future. The Company had a restricted payment basket of $7.9 million as of June 30, 1999, which may be used to repurchase common stock, preferred stock and warrants and pay dividends on its common stock.

     The Company may elect that all or a portion of the credit facility bear interest at a rate equal to: (i) the higher of (a) the prime rate or (b) the Federal Funds Effective Rate plus .5%, or (ii) the rate at which Eurodollar deposits for one, two, three or six months (as selected by the Company) are offered in the interbank Eurodollar market plus a margin which fluctuates from 0.625% to 1.125% (1.00% to 1.50% under the Amended Credit Agreement), determined by a debt to EBITDA ratio. During the first six months of 1999, the average interest rate under the facility approximated 6.1%.

     In October 1998, the Company entered into an interest rate swap contract for a two-year period, extendable for one additional year at the option of the third party. The contract is for $30.0 million principal with a fixed interest rate of 4.57% payable by the Company and the variable interest rate, the three-month LIBOR, payable by the third party. The difference between the Company's fixed rate of 4.57% and the three-month LIBOR rate, which is reset every 90 days, is received or paid by the Company in arrears every 90 days. The Company received $59,000 in January 1999, $36,000 in April 1999 and $33,000 in July 1999
pursuant to this contract.

     The Company had $72.3 million of 11.75% Senior Subordinated Notes due July 15, 2004 outstanding on June 30, 1999. The Notes have been reflected in the accompanying financial statements at a book value of 105.875% of their principal amount ($68.3 million of principal amount outstanding as of June 30, 1999). Since May 1996 and through June 30, 1999 the Company has repurchased $31.7 million principal amount of the 11.75% Subordinated Notes through borrowings on the Company's bank facility. The Notes are redeemable at the option of the Company, in whole or in part, at any time on or after July 15, 1999 at 105.875% of their principal amount. The Notes are unsecured general obligations and are subordinated to all senior indebtedness and to any existing and future indebtedness of the Company's subsidiaries. The Company redeemed all of the Notes subsequent to quarter-end at the call price of 105.875%. The redemption was financed with borrowings under the Amended Credit Facility.

     In conjunction with the appointment of a President in March 1998, the President purchased 100,000 shares of Common Stock at $6.875 per share. The Company loaned him $584,000, or 85% of the purchase price, represented by a recourse promissory note that bears interest at 8.50% per annum payable each March 31 until the note is paid. The note matures in March 2001 and is secured by all of the shares purchased and granted to him (100,000 shares) in connection with his employment with the Company.

     The Company has entered into arrangements to monetize its Section 29 tax credits. These arrangements result in revenue increases of approximately $0.40 per Mcf on production volumes from qualified Section 29 properties. As a result, the Company recognized additional gas revenues of $1,062,000 and $1,235,000 for the six months ended June 30, 1998 and 1999, respectively. These arrangements are expected to increase revenues through 2002.

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

     The internal assessment included a review of the Company's inventory of computer hardware and software. During 1998, the Company purchased and converted to its own in-house computer system. In conjunction with this process, the Company determined that the new systems and hardware were substantially Year 2000 compliant. Certain other software is being corrected or reprogrammed for Year 2000 compliance. Based on current information from system and software vendors, with the exception of our internal field gathering and reporting production system, all other systems are Y2K compliant. It is anticipated that the field production system and any related reprogramming efforts will be completed by September 30, 1999, allowing adequate time for testing. As such, management believes the Year 2000 issues with respect to its internal systems can be mitigated without a significant potential effect on the Company's financial position or operations.

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

     The Company's goal is to have all internal systems Year 2000 compliant, and third party assessments completed no later than September 30, 1999. This should allow sufficient time prior to January 1, 2000 to validate the system modifications and complete any additional contingency planning for third parties that may not be Year 2000 compliant. However, given the complexity of the Year 2000 issue, there can be no assurance that the Company will be able to address these problems without costs and uncertainties that might affect future financial results or cause reported financial information not to be necessarily indicative of future operating results or future financial condition.

     Although the Company currently anticipates that minimal business disruption will occur as a result of Year 2000 issues, in the event the computer based programs and embedded technology equipment of the Company, or that owned and operated by third parties, should fail to function properly, possible consequences include but are not limited to loss of communication links, inability to produce and transport oil and natural gas, loss of electric power, and the inability to engage in normal automated or computerized business activities.

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

Market and Commodity Risk

     The Company's major market risk exposure is in the pricing applicable to its oil and natural gas production. Realized pricing is primarily driven by the prevailing domestic price for oil and spot prices applicable to the Rocky Mountain and Mid-Continent regions for its natural gas production. Historically, prices received for oil and gas production have been volatile and unpredictable. Pricing volatility is expected to continue. Natural gas price realizations during 1998 ranged from a monthly low of $1.79 per Mcf to a monthly high of $2.36 per Mcf and ranged from a monthly low of $1.68 per Mcf to a monthly high of $2.09 per Mcf during the first six months of 1999. Oil prices ranged from a monthly low of $9.56 per barrel to a monthly high of $17.44 per barrel during 1998 and ranged from a monthly low of $10.70 per barrel to a monthly high of $15.41 per barrel during the first six months of 1999. Both oil and natural gas prices increased significantly from the first quarter to the second quarter of 1999. A significant decline in the prices of oil or natural gas could have a material adverse effect on the Company's financial condition and results of operations.

     From time to time, the Company enters into commodity derivatives contracts and fixed-price physical contracts to manage its exposure to oil and gas price volatility and to support oil and natural gas prices at targeted levels. The Company uses futures contracts, swaps, options and fixed-price physical contracts to hedge its commodity prices. Realized gains or losses from price risk management activities are recognized in oil and gas sales revenues in the period in which the associated production occurs. The Company entered into various swap contracts for oil (NYMEX based) during the first six months of 1998 and 1999. The Company recognized a gain of $285,000 or $0.34 per barrel in 1998 and a loss of $370,000 or $0.45 per barrel in 1999 related to these swap contracts based on settlements during the respective periods. As of June 30, 1999, the Company had entered into swap contracts for oil (NYMEX based) for the period July 1999 through December 1999. The weighted average oil price for the NYMEX based contracts is $18.16 for total contract volumes of 506,000 barrels of crude oil. The unrecognized losses on these contracts totaled $640,000 based on estimated market values as of June 30, 1999. The Company entered into various CIG and PEPL index based swap contracts for natural gas during the first six months of 1998 and 1999. The Company recognized gains of $720,000 or $0.06 per Mcf in 1998 and $310,000 or $0.02 per Mcf in 1999 related to these swap contracts based on settlements during the respective periods. As of June 30, 1999, the Company had entered into CIG and PEPL index based swap contracts for natural gas for the period July 1999 through October 1999. The weighted average natural gas prices for the CIG and PEPL index based contracts are $1.82 and $2.21 for total contract volumes of 3,530,000 and 615,000 MMBtu's of natural gas, respectively. The unrecognized losses on these contracts totaled $587,000 based on estimated market values as of June 30, 1999.

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

                                       Average Prices
                              ---------------------------------------
                                           Natural      Equivalent
                                 Oil         Gas            Mcf
                                 ---         ---            ---
                              (Per Bbl)   (Per Mcf)     (Per Mcfe)
          Annual
          ------
          1994...............   $14.84      $1.70         $1.94
          1995...............    16.43       1.34          1.73
          1996...............    20.47       1.99          2.41
          1997...............    19.54       2.25          2.55
          1998...............    13.13       1.87          1.96

          Quarterly
          ---------
          1998
          ----
          First..............   $14.70      $2.04         $2.16
          Second.............    13.41       1.95          2.03
          Third..............    12.83       1.72          1.84
          Fourth.............    11.45       1.78          1.81

          1999
          ----
          First..............   $11.65      $1.65         $1.72
          Second.............   $16.10      $1.99         $2.17

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

     Information with respect to this item is incorporated by reference from Notes to Consolidated Financial Statements in Part 1 of this report.

Item 4. Submission of Matters to a Vote of Security Holders

     On May 27, 1999 the Annual Meeting of the Company's common stockholders was held. A summary of the proposals upon which a vote was taken and the results of the voting were as follows:

                                        Number of Shares Voted
                                          For        Withheld
                                          ---        --------
     Proposals

     1) Election of Directors

          Christopher C. Behrens         18,345,449  122,156

          Robert J. Clark                18,345,449  122,156

          Brian J. Cree                  18,341,496  126,109

          Jay W. Decker                  18,347,827  119,778

          Thomas R. Denison              18,348,427  119,178

          Thomas J. Edelman              18,342,289  125,316

          Elizabeth K. Lanier            18,219,875  247,730

          Alexander P. Lynch             18,344,362  123,243


                                     For         Against    Abstain
                                     ---         -------    -------
     2) Approval of amendment to
        Company's 1996 Employee
        Stock Option Plan          11,317,317   1,665,994   504,579

     3) Approval of amendment to
        Company's 1998 Stock
        Purchase Plan              10,124,736   2,865,772   497,382

Item 6. Exhibits and Reports on Form 8-K

 (a)  Exhibits -

      10.1 Second Amended and Restated Credit Agreement dated as of July 15, 1999 by and among the Company, as Borrower, and Chase Bank of Texas, National Association, as Administrative Agent, Bank of America, N.A., as Syndication Agent, Bank One, Texas, N.A., as Documentation Agent and certain commercial lending institutions.*

      10.2 Amendment No. 1 to the 1996 Employee Stock Option Plan of Patina Oil & Gas Corporation.*

      10.3 Amendment No. 1 to the 1998 Stock Purchase Plan of Patina Oil & Gas Corporation.*

      27      Financial Data Schedule.*

*  Filed herewith

 (b) No reports on Form 8-K were filed by Registrant during the quarter ended June 30, 1999.

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


July 28, 1999