Form 10-Q
period 1999-09-30
PATINA OIL & GAS CORP
filed 1999-10-28
CIK 1006264

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                             ____________________


                                   FORM 10-Q
(Mark one)

[X]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended September 30, 1999

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

                  Title of class                         Name of exchange on which listed
        __________________________________              __________________________________
           Common Stock, $.01 par value                        New York Stock Exchange
7.125% Convertible Preferred Stock, $.01 par value             New York Stock Exchange
              Common Stock Warrants                            New York Stock Exchange

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

 There were 16,537,667 shares of common stock outstanding on October 27, 1999.

PART I.  FINANCIAL INFORMATION

Patina Oil & Gas Corporation (the "Company") was formed in 1996 to hold the assets and operations of Snyder Oil Corporation ("SOCO") in the Wattenberg Field and to facilitate the acquisition of Gerrity Oil & Gas Corporation (the "Gerrity Acquisition"). Through a series of transactions, the Company became independent of SOCO in late 1997. The financial statements included herein have been prepared in conformity with generally accepted accounting principles. The statements are unaudited but reflect all adjustments which, in the opinion of management, are necessary to fairly present the Company's financial position and results of operations.

                         PATINA OIL & GAS CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                       (In thousands except share data)

                                                             December 31,    September 30,
                                                                 1998            1999
                                                             ------------    -------------
                                                                              (Unaudited)
                            ASSETS
Current assets
  Cash and equivalents                                       $     10,086    $       2,352
  Accounts receivable                                               9,953           12,471
  Inventory and other                                               3,286            3,143
                                                             ------------    -------------
                                                                   23,325           17,966
                                                             ------------    -------------

Oil and gas properties, successful efforts method                 598,712          616,216
  Accumulated depletion, depreciation and amortization           (273,935)        (303,600)
                                                             ------------    -------------
                                                                  324,777          312,616
                                                             ------------    -------------

Gas facilities and other                                            6,692            6,902
  Accumulated depreciation                                         (4,590)          (5,302)
                                                             ------------    -------------
                                                                    2,102            1,600
                                                             ------------    -------------

Other assets, net                                                   1,329            1,513
                                                             ------------    -------------
                                                             $    351,533    $     333,695
                                                             ============    =============

              LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Accounts payable                                           $     16,825    $      14,242
  Accrued liabilities                                               6,754            3,921
                                                             ------------    -------------
                                                                   23,579           18,163
                                                             ------------    -------------

Senior debt                                                        68,000          130,000
Subordinated notes                                                 74,021                -
Other noncurrent liabilities                                        9,957           10,645

Commitments and contingencies

Stockholders' equity
  Preferred stock, $.01 par, 5,000,000 shares
    authorized, 3,166,860 and 3,056,845 shares issued
    and outstanding                                                    32               31
  Common stock, $.01 par, 100,000,000 shares
    authorized, 15,752,389 and 16,060,098 shares
    issued and outstanding                                            158              161
  Capital in excess of par value                                  206,792          205,576
  Deferred compensation                                            (1,038)            (556)
  Retained earnings (deficit)                                     (29,968)         (30,325)
                                                             ------------    -------------
                                                                  175,976          174,887
                                                             ------------    -------------
                                                             $    351,533    $     333,695
                                                             ============    =============

       The accompanying notes are an integral part of these statements.

                         PATINA OIL & GAS CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands except per share data)


                                                    Three Months             Nine Months
                                                 Ended September 30,      Ended September 30,
                                               ----------------------   ----------------------
                                                  1998        1999         1998        1999
                                               ----------  ----------   ----------  ----------
                                                                 (Unaudited)
Revenues
  Oil and gas sales                            $   17,353  $   24,242   $   55,151  $   60,749
  Other                                             1,137         234        2,303         830
                                               ----------  ----------   ----------  ----------

                                                   18,490      24,476       57,454      61,579
                                               ----------  ----------   ----------  ----------

Expenses
  Direct operating                                  4,198       4,762       13,093      13,338
  Exploration                                          25         170           43         191
  General and administrative                        1,707       1,562        5,532       4,381
  Interest expense and other                        3,359       2,410       10,022       8,288
  Depletion, depreciation and amortization         10,665      10,292       31,425      30,377
                                               ----------  ----------   ----------  ----------

Income (loss) before taxes                         (1,464)      5,280       (2,661)      5,004
                                               ----------  ----------   ----------  ----------

Provision (benefit) for income taxes
  Current                                               -           -            -           -
  Deferred                                              -           -            -           -
                                               ----------  ----------   ----------  ----------

Net income (loss)                              $   (1,464) $    5,280   $   (2,661) $    5,004
                                               ==========  ==========   ==========  ==========

Basic net income (loss) per common share       $    (0.19) $     0.23   $    (0.46) $     0.01
                                               ==========  ==========   ==========  ==========
Diluted net income (loss) per common share     $    (0.19) $     0.21   $    (0.46) $     0.01
                                               ==========  ==========   ==========  ==========

Basic weighted average shares outstanding          15,934      16,029       16,117      15,913
                                               ==========  ==========   ==========  ==========
Diluted weighted average shares outstanding        15,934      25,225       16,117      16,363
                                               ==========  ==========   ==========  ==========

       The accompanying notes are an integral part of these statements.

                         PATINA OIL & GAS CORPORATION

                     CONSOLIDATED STATEMENTS OF CHANGES IN
                             STOCKHOLDERS' EQUITY
                                (In thousands)

                                          Preferred Stock    Common Stock     Capital in                   Retained
                                          ---------------   ---------------   Excess of      Deferred      Earnings
                                          Shares   Amount   Shares   Amount   Par Value    Compensation    (Deficit)
                                          ------   ------   ------   ------   ----------   ------------   ----------
Balance, December 31, 1997                 3,094   $   31   16,450   $  165   $  208,525   $     (1,828)  $  (18,452)

Repurchase of common and preferred           (68)      (1)  (1,338)     (13)      (8,676)             -            -

Issuance of common                             -        -      640        6        3,224           (688)           -

Preferred dividends and accretion            141        2        -        -        3,719              -       (6,335)

Common dividends                               -        -        -        -            -              -         (657)

Net loss                                       -        -        -        -            -          1,478       (4,524)
                                          ------   ------   ------   ------   ----------   ------------   ----------

Balance, December 31, 1998                 3,167       32   15,752      158      206,792         (1,038)     (29,968)

Repurchase of common and preferred          (221)      (2)     (95)      (1)      (5,642)             -            -

Issuance of common                             -        -      403        4        1,414           (335)           -

Preferred dividends and accretion            111        1        -        -        3,012              -       (4,874)

Common dividends                               -        -        -        -            -              -         (487)

Net Income                                     -        -        -        -            -            817        5,004
                                          ------   ------   ------   ------   ----------   ------------   ----------

Balance, September 30, 1999 (unaudited)    3,057   $   31   16,060   $  161   $  205,576   $       (556)  $  (30,325)
                                          ======   ======   ======   ======   ==========   ============   ==========

       The accompanying notes are an integral part of these statements.

                         PATINA OIL & GAS CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)

                                                                Nine Months Ended September 30,
                                                                -------------------------------
                                                                  1998                   1999
                                                                --------               --------
                                                                           (Unaudited)
Operating activities
  Net income (loss)                                             $ (2,661)              $  5,004
  Adjustments to reconcile net income (loss) to net
    cash provided by operations
      Exploration expense                                             43                    191
      Depletion, depreciation and amortization                    31,425                 30,377
      Deferred compensation expense                                1,122                    769
      Amortization of deferred credits                              (418)                  (836)
      Gain on sale of assets                                      (1,124)                     -
      Amortization of loan origination fees                            -                     37
      Changes in current and other assets and liabilities
        Decrease (increase) in
          Accounts receivable                                      7,385                 (2,518)
          Inventory and other                                       (342)                   (99)
        Decrease in
          Accounts payable                                        (3,575)                (2,584)
          Accrued liabilities                                     (5,157)                (2,709)
          Other assets and liabilities                            (3,250)                   (94)
                                                                --------               --------
      Net cash provided by operating activities                   23,448                 27,538
                                                                --------               --------

Investing activities
  Acquisition, development and exploration                       (17,760)               (17,454)
  Other                                                              693                   (211)
                                                                --------               --------
      Net cash used by investing activities                      (17,067)               (17,665)
                                                                --------               --------

Financing activities
  Decrease in indebtedness                                          (367)               (12,021)
  Deferred credits                                                 1,271                  2,087
  Issuance of common stock                                         1,395                    855
  Repurchase of common stock                                      (6,369)                  (427)
  Repurchase of preferred stock                                        -                 (5,218)
  Preferred dividends                                             (1,961)                (1,941)
  Common dividends                                                  (495)                  (487)
  Loan origination fees                                                -                   (455)
                                                                --------               --------
      Net cash used by financing activities                       (6,526)               (17,607)
                                                                --------               --------

Decrease in cash                                                    (145)                (7,734)
Cash and equivalents, beginning of period                         12,609                 10,086
                                                                --------               --------
Cash and equivalents, end of period                             $ 12,464               $  2,352
                                                                ========               ========

       The accompanying notes are an integral part of these statements.

                         PATINA OIL & GAS CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)  ORGANIZATION AND NATURE OF BUSINESS

     Patina Oil & Gas Corporation (the "Company" or "Patina"), a Delaware corporation, was formed in 1996 to hold the assets and operations of Snyder Oil Corporation ("SOCO") in the Wattenberg Field and to facilitate the acquisition of Gerrity Oil & Gas Corporation ("Gerrity"). In conjunction with the Gerrity Acquisition, SOCO received 14.0 million common shares. In 1997, a series of transactions eliminated SOCO's 74% ownership in the Company.

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

     In 1995, the Company adopted Statement of Financial Accounting Standards No. 121 ("SFAS 121"), "Accounting for the Impairment of Long-Lived Assets." SFAS 121 requires the Company to assess the need for an impairment of capitalized costs of oil and gas properties on a field-by-field basis. During 1997, the Company recorded an impairment of $26.0 million to oil and gas properties as the estimated future cash flows (undiscounted and without interest charges) expected to result from these assets and their disposition, largely proven undeveloped drilling locations, was less than their net book value. The impairment primarily resulted from low year-end oil and natural gas prices. While no impairments were necessary in 1998 or the first nine months of 1999, changes in underlying assumptions could result in impairments in the future.

Gas facilities and other

     Depreciation of gas gathering and transportation facilities is provided using the straight-line method over the estimated useful life of five years. Equipment is depreciated using the straight-line method with estimated useful lives ranging from three to five years.

Other Assets

     Other Assets at December 31, 1998 and September 30, 1999 were comprised of $1.3 million and $1.1 million of notes receivable from certain officers and managers of the Company, respectively. See Note (9). At September 30, 1999, the balance also included unamortized loan origination fees of $418,000.

Section 29 Tax Credits

   The Company has entered into arrangements to monetize its Section 29 tax credits. These arrangements result in revenue increases of approximately $0.40 per Mcf on production volumes from qualified Section 29 properties. As a result, the Company recognized additional gas revenues of $1.5 million and $2.0 million for the nine months ended September 30, 1998 and 1999, respectively. These arrangements are expected to increase revenues through 2002.

Gas Imbalances

   The Company uses the sales method to account for gas imbalances. Under this method, revenue is recognized based on the cash received rather than the Company's proportionate share of gas produced. Gas imbalances at December 31, 1998 and September 30, 1999 were insignificant.

Financial Instruments

   The book value and estimated fair value of cash and equivalents was $10.1 million and $2.4 million at December 31, 1998 and September 30, 1999. The book value and estimated fair value of the senior debt was $68.0 million and $130.0 million at December 31, 1998 and September 30, 1999. The book value of these assets and liabilities approximates fair value due to the short maturity or floating rate structure of these instruments. The book value of the Senior Subordinated Notes ("Subordinated Notes" or "Notes") was $74.0 million and the estimated fair value was $69.9 million at December 31, 1998. The Company redeemed the Notes in July 1999.

   From time to time, the Company enters into commodity derivative contracts and fixed-price physical contracts to manage its exposure to oil and gas price volatility. Commodity derivatives contracts, which are generally placed with major financial institutions or with counterparties of high credit quality that the Company believes are minimal credit risks, may take the form of futures contracts, swaps or options. The oil and gas reference prices of these commodity derivatives contracts are based upon oil and natural gas futures which have a high degree of historical correlation with actual prices received by the Company. The Company accounts for its commodity derivative contracts using the hedge (deferral) method of accounting. Under this method, realized gains and losses on such contracts are deferred and recognized as an adjustment to oil and gas sales revenues in the period in which the physical product to which the contracts relate, is actually sold. Gains and losses on commodity derivative contracts that are closed before the hedged production occurs are deferred until the production month originally hedged.

   The Company entered into various swap contracts for oil (NYMEX based) for the first nine months of 1998 and 1999. The Company recognized a gain of $238,000 in the nine-month period ended September 30, 1998 and a loss of $1.4 million in the nine-month period ended September 30, 1999 related to these swap contracts.

   The Company entered into various CIG and PEPL index based swap contracts for natural gas for the first nine months 1998 and 1999. The Company recognized a gain of $1.2 million in the nine-month period ended September 30, 1998 and a loss of $1.1 million in the nine-month period ended September 30, 1999 related to these swap contracts.

   As of September 30, 1999, the Company had entered into swap contracts for oil (NYMEX based) for approximately 3,200 barrels of oil per day for remainder of 1999 at fixed prices ranging from $18.07 to $23.66 per barrel and approximately 2,300 barrels of oil per day for 2000 at fixed prices ranging from $18.86 to $22.20 per barrel. Certain swap contracts for oil (NYMEX based) contain "knock out" provisions. These contracts cover 1,000 barrels of oil per day with a swap price of $21.00 per barrel and a "knock out" price of $16.00 per barrel for the period January 2000 to December 2000 and 500 barrels of oil per day with a swap price of $22.20 per barrel and a "knock out" price of $17.00 per barrel for the
period March 2000 to December 2000.   If the average price of NYMEX WTI crude
oil falls below the "knock out" price for the contract month, the swaps will be considered "knocked out" and no payment will be made to the Company for the applicable month. The overall weighted average hedged price for the swap contracts is $19.21 per barrel for the remainder of 1999 and $20.85 per barrel for 2000 (NYMEX based). The unrecognized losses on these contracts totaled $2.1 million based on estimated market values as of September 30, 1999.

   As of September 30, 1999, the Company had entered into natural gas swap contracts for approximately 25,000 MMBtu's per day of natural gas for the remainder of 1999 at fixed prices ranging from $1.97 per MMBtu on CIG index based swap contracts to $3.00 per MMBtu on a PEPL index based swap contract and approximately 17,000 MMBtu's per day for the period January 2000 through October 2000 at fixed prices ranging from $2.05 to $2.62 per MMBtu on CIG index based swap contracts. The Company also has entered into physical natural gas sale contracts for the delivery of approximately 13,000 MMBtu's per day of natural gas for the remainder of 1999 at prices ranging from $1.82 to $2.84 per MMBtu and approximately 15,000 of MMBtu's per day for the period January 2000 through March 2000 at prices ranging from $2.73 to $2.84 per MMBtu. The weighted average daily volumes and prices for these natural gas swaps and physical contracts are 38,000 MMBtu's per day at $2.49 per MMBtu for the remainder of 1999 and 21,500 MMBtu's per day at $2.30 per MMBtu for the period January 2000 through October 2000. The unrecognized losses on these contracts totaled $867,000 based on estimated market values as of September 30, 1999.

   In October 1998, the Company entered into an interest rate swap contract for a two-year period, extendable for one additional year at the option of the third party. The contract is for $30.0 million principal with a fixed interest rate of 4.57% payable by the Company and the variable interest rate, the three-month LIBOR, payable by the third party. The difference between the Company's fixed rate of 4.57% and the three-month LIBOR rate, which is reset every 90 days, is received or paid by the Company in arrears every 90 days. The Company received $59,000 in January 1999, $36,000 in April 1999, $33,000 in July 1999 and $57,000
in October 1999 pursuant to this contract. The unrecognized gain on this contract totaled $438,000 based on estimated market values as of September 30, 1999.

   In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded on the balance sheet as either an asset or liability measured at its fair value. It also requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met.
Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. SFAS 133 is effective for fiscal years beginning after January 1, 2001. The Company has not yet quantified the impacts of adopting SFAS 133 on its financial statements and has not determined the timing of, or method of, adoption of SFAS 133. However, SFAS 133 could increase volatility in earnings and other comprehensive income.

Stock Options and Awards

   The Company accounts for its stock-based compensation plans under the principles prescribed by the Accounting Principles Board's Opinion No. 25 ("APB No. 25"), "Accounting for Stock Issued to Employees." Accordingly, stock options awarded under the Employee Plan and the Non-Employee Directors Plan are considered to be "noncompensatory" and do not result in recognition of compensation expense. However, the restricted stock awarded under the Restricted Stock Plan is considered to be "compensatory" and the Company recognized $1.1 million and $769,000 of non-cash general and administrative expenses for the nine months ended September 30, 1998 and 1999. See Note (6).

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

Supplemental Cash Flow Information

   The Company incurred the following significant non-cash items:


                                                          Nine Months Ended
                                                            September 30,
                                                         ------------------
                                                          1998       1999
                                                         -------    -------
                                                           (In thousands)

   Stock grant awarded to officers..................     $   688    $   335
   Dividends and accretion - 8.50% preferred stock..       2,790      3,013


   The 1998 stock grant award represents 100,000 common shares granted to the President in conjunction with his appointment in the first quarter of 1998 and has been recorded as Deferred Compensation in the equity section of the accompanying consolidated balance sheets. The 1999 stock grant award represents 100,000 common shares granted to the Chief Executive Officer in conjunction with his voluntary reduction in cash salary, waiver of any 1998 bonus and other compensation arrangements in the second quarter of 1999 and has also been recorded as Deferred Compensation in the equity section of the accompanying consolidated balance sheets. The Company recognized $1.1 million and $769,000 of non-cash general and administrative expenses for the nine months ended September 30, 1998 and 1999 related to these stock grants and the stock grants awarded to certain officers and managers in conjunction with the redistribution of SOCO's ownership of the Company. See Note (9).

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

(3) OIL AND GAS PROPERTIES

    The cost of oil and gas properties included approximately $585,000 and $559,000 at December 31, 1998 and September 30, 1999, respectively, in unevaluated leasehold costs related to a prospect in Wyoming. Acreage generally held for exploration or resale and its value, if any, is excluded from amortization. The following table sets forth costs incurred related to oil and gas properties:

                                                                       Nine
                                                     Year Ended    Months Ended
                                                     December 31,  September 30,
                                                       1998            1999
                                                    -------------  -------------
                                                            (In thousands)

      Acquisition................................         $ 2,319       $  1,761
      Development................................          21,711         15,502
      Exploration and other......................              59            191
                                                    -------------  -------------
                                                          $24,089       $ 17,454
                                                    =============  =============

(4) INDEBTEDNESS

    The following indebtedness was outstanding on the respective dates:

                                                     December 31,  September 30,
                                                         1998           1999
                                                    -------------  -------------
                                                           (In thousands)

      Bank facilities............................         $68,000       $130,000
      Less current portion.......................               -              -
                                                    -------------  -------------
      Senior debt, net...........................         $68,000       $130,000
                                                    =============  =============

      Subordinated notes...........................       $74,021       $      -
                                                    =============  =============


    In July 1999, in conjunction with the redemption of the 11.75% Senior Subordinated Notes, the Company entered into a Second Amended and Restated Bank Credit Agreement (the "Credit Agreement"). The Credit Agreement is a revolving credit facility in an aggregate amount up to $200.0 million. The amount available under the facility is adjusted semiannually, each May 1 and November 1, and equaled $160.0 million at September 30, 1999.

    The Company may elect that all or a portion of the credit facility bear interest at a rate equal to: (i) the higher of (a) the prime rate or (b) the Federal Funds Effective Rate plus .5%, or ii) the rate at which Eurodollar deposits for one, two, three or six months (as selected by the Company) are offered in the interbank Eurodollar market plus a margin which fluctuates from 1.00% to 1.50%, determined by a debt to EBITDA ratio. During the nine-month period ended September 30, 1999, the average interest rate under the facility approximated 6.4%.

    In October 1998, the Company entered into an interest rate swap contract for a two-year period, extendable for one additional year at the option of the third party. The contract is for $30.0 million principal with a fixed interest rate of 4.57% payable by the Company and the variable interest rate, the three-month LIBOR, payable by the third party. The difference between the Company's fixed rate of 4.57% and the three-month LIBOR rate, which is reset every 90 days, is received or paid by the Company in arrears every 90 days. The Company received $59,000 in January 1999, $36,000 in April 1999, $33,000 in July 1999 and $57,000
in October 1999 pursuant to this contract.

    The Credit Agreement contains certain financial covenants, including but not limited to a maximum total debt to EBITDA ratio and a minimum current ratio. The Credit Agreement also contains certain negative covenants, including but not limited to restrictions on indebtedness; certain liens; guaranties, speculative derivatives and other similar obligations; asset dispositions; dividends, loans and advances; creation of subsidiaries; investments; leases; acquisitions; mergers; changes in fiscal year; transactions with affiliates; changes in business conducted; sale and leaseback and operating lease transactions; sale of receivables; prepayment of other indebtedness; amendments to principal documents; negative pledge causes; issuance of securities; and non-speculative commodity hedging. Borrowings under the Credit Agreement mature in July 2003, but may be prepaid at anytime. The Company has periodically negotiated extensions of the Credit Agreement; however, there is no assurance the Company will be able to do so in the future. The Company had a restricted payment basket of $5.7 million as of September 30, 1999, which may be used to repurchase common stock, preferred stock and warrants and pay dividends on its common stock.

    In conjunction with the Gerrity Acquisition, the Company assumed $100.0 million of 11.75% Senior Subordinated Notes due July 15, 2004. Under purchase accounting, the Notes were reflected in the financial statements at a book value of 105.875% of their principal amount, their initial call price as of July 15, 1999. The Notes became redeemable on July 15, 1999. The Company redeemed all of the Notes at the call price of 105.875% on July 15, 1999. The redemption was financed with borrowings under the bank credit facility.

    Scheduled maturities of indebtedness for the next five years are zero for 1999, 2000, 2001, 2002 and $130.0 million in 2003. Management intends to review the facility and extend the maturity on a regular basis; however, there can be no assurance that the Company will be able to do so.

    Cash payments for interest totaled $13.1 million and $12.0 million during the nine months ended September 30, 1998 and 1999, respectively.

(5) STOCKHOLDERS' EQUITY

    A total of 100.0 million common shares, $.01 par value, are authorized of which 16.1 million were issued and outstanding at September 30, 1999. The Company issued 6.0 million common shares and 3.0 million five-year common stock warrants exercisable at $12.50 (which expire in May 2001), in exchange for all of the outstanding stock of Gerrity upon consummation of the Gerrity Acquisition. Subsequent to the acquisition date, the Company has repurchased 5,650,000 shares of common stock, 346,307 shares of 7.125% preferred stock, 68,743 shares of 8.50% preferred stock, 500,000 warrants issued to Gerrity's former chief executive officer, and 80,549 five year common stock warrants for total consideration of $57.0 million. The common stock is listed on the New York Stock Exchange. Prior to 1997, no dividends had been paid on common stock. A quarterly cash dividend of one cent per common share was initiated in December 1997.

    A total of 5.0 million preferred shares, $.01 par value, are authorized. At September 30, 1999, the Company had two issues of preferred stock outstanding consisting of 1,247,301 shares of 7.125% preferred and 1,809,544 shares of 8.50% preferred.

    In May 1996, 1.2 million shares of 7.125% preferred stock were issued to certain Gerrity preferred shareholders electing to exchange their preferred shares (the "Original Exchange Offer"). There were no proceeds received related to this issuance. In October 1996, all remaining shares of Gerrity's preferred stock were exchanged for 389,000 7.125% preferred shares on the same terms as the Original Exchange Offer. Each share of 7.125% preferred stock is convertible into common stock at any time at $8.61 per share, or 2.9036 common shares. The 7.125% preferred stock pays quarterly cash dividends, when declared by the Board of Directors, based on an annual rate of $1.78 per share. The 7.125% preferred stock is currently redeemable at the option of the Company at an initial call price of $26.25 per share, declining ratably to $25.00 through 2006. The liquidation preference of the 7.125% preferred stock is $25 per share, plus accrued and unpaid dividends. As of September 30, 1999, there were 1,247,301 shares of 7.125% preferred stock outstanding with an aggregate liquidation preference of $31.2 million. On September 21, 1999, the Company called for redemption one-half of its 7.125% preferred stock. The effective date of the redemption was October 25, 1999. Of the 623,000

7.125% preferred shares called, 166,000 were converted into 482,000 shares of common stock and the remaining 457,345 were redeemed for $12.0 million in cash. The cash redemption was financed with borrowings under the bank credit facility. The 7.125% preferred stock is listed on the New York Stock Exchange. Holders of the 7.125% preferred stock are not generally entitled to vote, except with respect to certain limited matters. The Company paid $1,961,000 and $1,941,000 ($.4453 per 7.125% convertible preferred share each quarter) in preferred dividends during the nine months ended September 30, 1998 and 1999, and had accrued an additional $322,000 and $241,000 at September 30, 1998 and 1999, respectively, for dividends.

    In October 1997, 1.6 million shares of 8.50% preferred stock and 160,000 common shares were issued to a group of private investors for $40.0 million. Each share of the 8.50% preferred stock is convertible into common stock at any time at $9.50 per share or 2.6316 common shares. The 8.50 % preferred stock pays quarterly dividends, when declared by the Board of Directors, and are payable-in-kind ("PIK Dividend") until October 1999, and in cash thereafter.
The 8.50% preferred stock is redeemable at the option of the Company at any time after October 2000 at 106% of its stated value declining by 2% per annum thereafter. The liquidation preference is $25 per share, plus accrued and unpaid dividends. As of September 30, 1999, there were 1,809,544 shares of 8.50% preferred stock outstanding with an aggregate liquidation preference of $45.2 million. The 8.50% preferred stock is privately held. Holders of the 8.50% preferred stock are entitled to vote with the common stock, based upon the number of shares of common stock into which the shares of 8.50% preferred stock are convertible. The Company paid $2.6 million and $2.8 million in PIK Dividends (issued an additional 105,892 and 110,610 8.50% preferred shares) during the nine months ended September 30, 1998 and 1999, respectively.

    The Company adopted Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings per Share" during 1997. SFAS 128 specifies computation, presentation and disclosure requirements for earnings per share for entities with publicly held common stock or potential common stock. All prior period earnings per share amounts have been restated in accordance with SFAS 128.

                                             Three Months Ended            Three Months Ended
                                              September 30, 1998           September 30, 1999
                                          ---------------------------   -----------------------
                                             Net      Common     Per      Net     Common   Per
                                             Loss     Shares    Share    Income   Shares  Share
                                          ---------  --------  ------   -------   ------  -----
Basic net income (loss)                     $(1,464)   15,934            $5,280   16,029
7.125% preferred stock dividends               (654)        -              (567)       -
8.50% preferred stock dividends                (901)        -              (941)       -
Preferred stock accretion                       (48)        -               (83)       -
                                          ---------  --------           -------   ------
Basic net income (loss) attributable
 to common stock                             (3,067)   15,934  $(0.19)    3,689   16,029  $0.23
                                                               ======                     =====

Effect of dilutive securities:
7.125% preferred stock                            -         -               567    3,834
8.50% preferred stock                             -         -               941    4,663
Stock options                                     -         -                 -      422
Stock grant                                       -         -                 -      277
$12.50 common stock warrants                      -         -                 -        -
                                          ---------  --------           -------   ------

Diluted net income (loss) attributable
 to common stock                            $(3,067)   15,934  $(0.19)  $ 5,197   25,225  $0.21
                                          =========  ========  ======   =======   ======  =====




                                               Nine Months Ended           Nine Months Ended
                                               September 30, 1998          September 30, 1999
                                          ----------------------------   ------------------------
                                              Net      Common     Per       Net     Common   Per
                                             Loss      Shares   Share     Income    Shares  Share
                                          ---------   -------  -------   -------   -------  -----
Basic net income (loss)                     $(2,661)   16,117            $ 5,004    15,913
7.125% preferred stock dividends             (1,961)        -             (1,859)        -
8.50% preferred stock dividends              (2,648)        -             (2,766)        -
Preferred stock accretion                      (142)        -               (248)        -
                                            -------   -------            -------   -------
Basic net income (loss) attributable
 to common stock                             (7,412)   16,117  $ (0.46)      131    15,913  $0.01
                                                               =======                      =====

Effect of dilutive securities:
7.125% preferred stock                            -         -                  -         -
8.50% preferred stock                             -         -                  -         -
Stock options                                     -         -                  -       173
Stock grant                                       -         -                  -       277
$12.50 common stock warrants                      -         -                  -         -
                                            -------   -------            -------   -------

Diluted net income (loss) attributable
 to common stock                            $(7,412)   16,117  $ (0.46)  $   131    16,363  $0.01
                                            =======   =======  =======   =======   =======  =====

    The potential common stock equivalents of the 7.125% and 8.50% preferred stock, $12.50 common stock warrants and stock options were anti-dilutive for all periods presented except for the periods identified above.

(6) EMPLOYEE BENEFIT PLANS

401(k) Savings

    The Company has a 401(k) profit sharing and savings plan (the "401(k) Plan"). Eligible employees may make voluntary contributions to the 401(k) Plan. The amount of employee contributions is limited as specified in the 401(k) Plan. The Company may, at its discretion, make additional matching or profit sharing contributions to the 401(k) Plan. The Company has historically made profit sharing contributions to the 401(k) Plan, which totaled $338,000 for 1998. The 1998 profit sharing contribution was made through the issuance of 138,462 shares of the Company's common stock.

Stock Purchase Plan

    In 1998, the Company adopted and the stockholders approved a stock purchase plan ("Stock Purchase Plan"). Pursuant to the Stock Purchase Plan, officers, directors and certain managers are eligible to purchase shares of common stock at prices ranging from 50% to 85% of the closing price of the stock on the trading day prior to the date of purchase ("Closing Price"). In addition, employee participants may be granted the right to purchase shares pursuant to the Stock Purchase Plan with all or a part of their salary and bonus. A total of 500,000 shares of common stock are reserved for possible purchase under the Stock Purchase Plan. In May 1999, an amendment to the Stock Purchase Plan was approved by the stockholders allowing for the annual renewal of the 500,000 shares of common stock reserved for possible purchase under the Plan. In 1998, the Board of Directors approved 291,250 common shares (exclusive of shares available for purchase with participants' salaries and bonuses) for possible purchase by participants at 75% of the Closing Price during the current Plan Year as defined in the Stock Purchase Plan. As of December 31, 1998, participants had purchased 257,632 shares of common stock, including 76,712 shares purchased with participant's 1997 bonuses, at prices ranging from $3.69 to $7.31 per share ($2.77 to $5.48 net price per share), resulting in cash proceeds to the Company of $1.3 million. In 1999, the Board of Directors approved 136,250 common shares (exclusive of shares available for purchase with participants' salaries and bonuses) for possible purchase by participants at 75% of the Closing Price during the current Plan Year as defined in the Stock Purchase Plan. As of September 30, 1999, participants had purchased 92,850 shares of common stock at prices ranging from $5.06 to $8.63 per share ($3.80 to $6.47 net price per share), resulting in cash proceeds to the Company of $395,000. The Company recorded non-cash general and administrative expenses of $172,000 and $53,000 associated with these purchases for the nine months ended September 30, 1998 and 1999.

Stock Option and Award Plans

    In 1996, the shareholders adopted a stock option plan for employees providing for the issuance of options at prices not less than fair market value. Options to acquire the greater of up to three million shares of common stock or 10% of outstanding diluted common shares may be outstanding at any given time. The specific terms of grant and exercise are determinable by a committee of independent members of the Board of Directors. A summary by year of stock options granted under the stock option plan for employees is summarized below:

                                                       Weighted
                                          Range        Average
                                       of Exercise     Exercise
                              Options    Price Per     Price Per
           Year               Granted  Common Share   Common Share
           ----               -------  -------------- ------------
           1996............   512,000  $   7.75          $7.75
           1997............   521,000  $8.75 - $9.88     $9.75
           1998............   614,000  $6.56 - $7.19     $7.03
           1999............   628,000  $2.94 - $9.13     $3.53

    The options vest over a three-year period (30%, 60%, 100%) and expire five years from the date of grant, except for 250,000 fully vest five year options which were granted in October 1997 at an exercise price of $9.88.

    In 1996, the shareholders adopted a stock grant and option plan (the "Directors' Plan") for nonemployee Directors. The Directors' Plan provides for each nonemployee Director to receive common shares having a market value equal to $2,500 quarterly in payment of one-half their retainer. A total of 3,632 shares were issued in 1996, 4,512 shares were issued in 1997, 11,914 shares were issued in 1998 and 7,070 were issued in the first nine months of 1999. It also provides for 5,000 options to be granted annually to each nonemployee Director. A summary by year of stock options granted under the Directors' Plan is summarized below:

                                                        Weighted
                                           Range        Average
                                        of Exercise     Exercise
                              Options    Price Per      Price Per
           Year               Granted   Common Share   Common Share
           ----               -------  --------------  ------------
           1996...........     20,000  $    7.75         $7.75
           1997...........     30,000  $8.63 - $10.31    $9.19
           1998...........     35,000  $7.19 - $7.75     $7.59
           1999...........     30,000  $2.94 - $5.13     $4.76

    The options vest over a three-year period (30%, 60%, 100%) and expire five years from date of grant.

    In 1997, the shareholders approved a special stock grant and purchase plan for certain officers and managers ("Management Investors") in conjunction with the redistribution of SOCO's ownership in the Company. The plan, which was amended effective December 31, 1997, provided for the grant of 496,250 restricted common shares to the Management Investors. These shares vest at 25% per year on January 1, 1998, 1999, 2000 and 2001. The non-vested granted common shares have been recorded as Deferred Compensation in the equity section of the accompanying consolidated balance sheets. The Management Investors simultaneously purchased 303,797 common shares from the Company at $9.875 per share. A portion of this original purchase ($850,000) was financed by the Company. See Note (9).

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

    The Company recognized $1.1 million and $769,000 of non-cash general and administrative expenses for the nine months ended September 30, 1998 and 1999 with respect to these stock grants.

(7) FEDERAL INCOME TAXES

    A reconciliation of the federal statutory rate to the Company's effective rate as they apply to the provision (benefit) for the nine months ended September 30, 1998 and 1999 follows:

                                                               1998    1999
                                                              ------  ------

Federal statutory rate......................................   (35%)    35%
Utilization of net deferred tax asset.......................     -       -
Increase (decrease) in valuation allowance against
deferred tax asset..........................................    35%    (35%)
                                                              ------  ------
Effective income tax rate...................................     -       -
                                                              ======  ======

    For tax purposes, the Company had regular net operating loss carryforwards of approximately $90.3 million and alternative minimum tax ("AMT") loss carryforwards of approximately $44.2 million at December 31, 1998. Utilization of the regular and AMT net operating loss carryfowards will be limited to approximately $12.5 million per year as a result of the redistribution of SOCO's majority ownership in the Company in 1997. In addition, utilization of $31.9 million regular net operating loss carryforwards and $31.6 million AMT loss carryforwards will be limited to $5.2 million per year as a result of the Gerrity Acquisition in May 1996. These carryforwards expire from 2006 through 2018. At December 31, 1998, the Company had alternative minimum tax credit carryforwards of $650,000 which are available indefinitely. There were no cash payments made by the Company for federal taxes during 1997. The Company paid $239,000 of federal taxes during 1998.


(8) MAJOR CUSTOMERS

    During the nine months ended September 30, 1998 and 1999, Duke Energy Field Services, Inc. accounted for 39% and 37%, Amoco Production Company accounted for 13% and 23%, Enron Capital & Trade Resources accounted for 12% and 4%, and Aurora Natural Gas, LLC accounted for zero and 12% of revenues, respectively. Management believes that the loss of any individual purchaser would not have a long-term material adverse impact on the financial position or results of operations of the Company.

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

     In conjunction with the appointment of a President in March 1998, the President purchased 100,000 shares of common stock at $6.875 per share. The Company loaned him $584,000, or 85% of the purchase price, represented by a recourse promissory note that bears interest at 8.50% per annum payable each
March 31 until the note is paid.   The note matures in March 2001 and is secured
by all of the shares purchased and granted to him (100,000 shares) in connection with his employment with the Company. The note has been reflected as Other Assets in the accompanying consolidated balance sheets. In consideration of the then depressed stock price and overall lower 1998 bonuses, the interest due as of March 31, 1999 under the Management Investors' and President's notes was forgiven.

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

                         PATINA OIL & GAS CORPORATION
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations

Three months ended September 30, 1999 compared to three months ended September 30, 1998.

     Revenues for the third quarter of 1999 totaled $24.5 million, a 32% increase from the prior year period. The increase was due primarily to increases in production and higher oil and gas prices. Net income for the third quarter of 1999 totaled $5.3 million compared to a net loss of $1.5 million in the third quarter of 1998. The increase was attributed to higher production, cost efficiencies and recovering oil and gas prices.

     Average daily oil and gas production for the third quarter totaled 4,377 barrels and 82.1 MMcf (108.3 MMcfe), an increase of 11% on an equivalent basis from the same period in 1998. During the quarter, four wells were drilled or deepened and 25 refracs were performed, compared to ten wells and 23 refracs and recompletions in the same period of 1998. The Company's current development activity, the benefits of certain minor acquisitions and continued success with the production enhancement program has resulted in increasing production for five successive quarters. The decision to increase development activity is heavily dependent on the prices being received for production.

     Average oil prices increased 35% from $12.83 per barrel in the third quarter of 1998 to $17.35 in 1999. Average natural gas prices increased 24% from $1.85 per Mcf for the third quarter of 1998 to $2.29 in 1999. The average oil price in 1999 includes hedging losses of $1.0 million or $2.55 per barrel. The average natural gas prices include hedging gains of $677,000 or $0.11 per Mcf in 1998 and hedging losses $1.5 million or $0.19 per Mcf in 1999, respectively. Direct operating expenses, consisting of lease operating and production taxes, totaled $4.8 million or $0.48 per Mcfe for the third quarter of 1999 compared to $4.2 million or $0.47 per Mcfe in the prior year period. The increase in direct operating expenses was entirely attributable to a sharp rise in production taxes due to higher oil and gas prices and production offset by a decrease in lease operating expenses of $160,000.

     General and administrative expenses, net of third party reimbursements, for the third quarter of 1999 totaled $1.6 million, a $145,000 or 8% decrease from the same period in 1998. The reduction in general and administrative expense was due to the Company's cost reduction program implemented at the beginning of 1999. Included in general and administrative expenses is $289,000 and $356,000 for the three months ended September 30, 1999 and 1998 of non-cash expenses related to the common stock grants awarded to certain officers and managers of the Company in conjunction with the redistribution of SOCO's ownership of the Company in 1997.

     Interest and other expenses fell to $2.4 million in the third quarter of 1999, a $949,000 or 28% decline from the prior year period. Interest expense decreased as a result of lower average debt balances outstanding and lower interest rates on the Company's debt due to the redemption of the 11.75% Subordinated Notes on July 15, 1999. The redemption was financed with borrowings under the bank credit facility. The average interest rate for the third quarter of 1999 was 7.1% compared to 10.0% in the third quarter of 1998.

     Depletion, depreciation and amortization expense for the third quarter of 1999 totaled $10.3 million, a decrease of $373,000 or 3% from the 1998 level. Depletion expense totaled $10.1 million or $1.01 per Mcfe for the third quarter of 1999 compared to $10.5 million or $1.17 per Mcfe for 1998. The decrease in depletion expense resulted primarily from a lower depletion rate, partially offset by higher production quantities. The depletion rate was lowered in the second quarter of 1999 in conjunction with the completion of an internal mid-year reserve report reflecting additional oil and gas reserves due primarily to the identification of additional refrac projects and drilling locations and upward revisions due to over-performance and the increase in oil and gas prices. Depreciation and amortization expense for the three months ended September 30, 1999 totaled $242,000, or $0.02 per Mcfe compared to $211,000, or $0.02 per Mcfe for the same period in 1998.

Nine months ended September 30, 1999 compared to nine months ended September 30, 1998.

     Revenues for the nine months ended September 30, 1999 totaled $61.6 million, a 7% increase from the prior year period. The increase was due primarily to higher production and oil prices. Net income in the first nine months of 1999 was $5.0 million compared to a net loss of $2.7 million in the first nine months of 1998. The increase was attributed to higher production, cost efficiencies and recovering oil prices.

     Average daily oil and gas production for the first nine months of 1999 totaled 4,469 barrels and 78.4 MMcf (105.2 MMcfe), an increase of 9% on an equivalent basis from the same period in 1998. Twenty-five wells were drilled or deepened and 74 refracs and recompletions were performed during the first nine months of 1999, compared to 23 wells and 59 refracs and recompletions in the same period of 1998. The Company's current development activity, the benefits of certain minor acquisitions and continued success with the production enhancement program has resulted in increasing production for five successive quarters. The decision to increase development activity is heavily dependent on the prices being received for production.

     Average oil prices increased from $13.86 per barrel in the first nine months of 1998 to $14.68 in 1999. Average natural gas prices increased from $1.99 per Mcf for the first nine months of 1998 to $2.00 in 1999. The average oil prices includes hedging gains of $285,000 or $0.22 per barrel in 1998 and hedging losses of $1.4 million or $1.14 per barrel in 1999. The average natural gas prices include hedging gains of $1.4 million or $0.07 per Mcf in 1998 and hedging losses of $1.1 million or $0.05 per Mcf in 1999. Direct operating expenses totaled $13.3 million or $0.46 per Mcfe for the first nine months of 1999 compared to $13.1 million or $0.50 per Mcfe in the prior year period.

     General and administrative expenses, net of third party reimbursements, for the first nine months of 1999 totaled $4.4 million, a $1.2 million or 21% decrease from the same period in 1998. The reduction in general and administrative expense was due to the Company's cost reduction program implemented at the beginning of 1999. Included in general and administrative expenses is $769,000 and $1.1 million for the nine months ended September 30, 1999 and 1998 of non-cash expenses related to the common stock grants awarded to certain officers and managers of the Company in conjunction with the redistribution of SOCO's ownership of the Company in 1997.

     Interest and other expenses fell to $8.3 million for the nine-month period ended September 30, 1999, a $1.7 million or 17% decline from the prior year period. Interest expense decreased as a result of lower average debt balances outstanding and lower interest rates on the Company's debt due to the redemption of the 11.75% Subordinated Notes on July 15, 1999. The redemption was financed with borrowings under the bank credit facility. The average interest rate for the first nine months of 1999 was 8.4% compared to 10.3% in the first nine months of 1998.

     Depletion, depreciation and amortization expense for the nine-month period ended September 30, 1999 totaled $30.4 million, a decrease of $1.0 million or 3% from the 1998 level. Depletion expense totaled $29.7 million or $1.03 per Mcfe for the first nine months of 1999 compared to $30.8 million or $1.17 per Mcfe for 1998. The decrease in depletion expense resulted from a lower depletion rate, partially offset by higher production quantities. The depletion rate was lowered in the second quarter of 1999 in conjunction with the completion of an internal mid-year reserve report reflecting additional oil and gas reserves due primarily to the identification of additional refrac projects and drilling locations and upward revisions due to over-performance and the increase in oil and gas prices. Depreciation and amortization expense for the nine months ended September 30, 1999 totaled $712,000, or $0.02 per Mcfe compared to $582,000, or $0.02 per Mcfe for the same period in 1998.

Development, Acquisition and Exploration

     During the first nine months of 1999, the Company incurred $17.5 million in capital expenditures, with development expenditures comprising $15.5 million. During the period, the Company successfully drilled or deepened 25 wells, recompleted one well and refraced 73 wells. The Company also acquired additional proved reserves in Wattenberg for $1.8 million. The Company anticipates incurring approximately $6.0 million on the further development of its properties during 1999. The decision to increase or decrease development activity is heavily dependent on the prices being received for production.

Financial Condition and Capital Resources

     At September 30, 1999, the Company had $333.7 million of assets. Total capitalization was $304.9 million, of which 57% was represented by stockholders' equity and 43% by senior debt. During the nine months ended September 30, 1999, net cash provided by operations totaled $27.5 million, as compared to $23.4 million in the first nine months of 1998 ($35.5 million and $28.4 million prior to changes in working capital, respectively). At September 30, 1999, there were no significant commitments for capital expenditures. The Company anticipates 1999 capital expenditures, exclusive of acquisitions, to approximate $23.0 million. The level of these and other future expenditures is largely discretionary, and the amount of funds devoted to any particular activity may increase or decrease significantly, depending on available opportunities and market conditions. The Company plans to finance its ongoing development, acquisition and exploration expenditures and additional security repurchases using internal cash flow, proceeds from asset sales and bank borrowings. In addition, joint ventures or future public and private offerings of debt or equity securities may be utilized.

     In July 1999, in conjunction with the redemption of the 11.75% Senior Subordinated Notes, the Company entered into a Second Amended and Restated Bank Credit Agreement (the "Credit Agreement"). The Credit Agreement is a revolving credit facility in an aggregate amount up to $200.0 million. The amount available under the facility is adjusted semiannually, each May 1 and November 1, and equaled $160.0 million at September 30, 1999.

     The Credit Agreement contains certain financial covenants, including but not limited to a maximum total debt to EBITDA ratio and a minimum current ratio. The Credit Agreement also contains certain negative covenants, including but not limited to restrictions on indebtedness; certain liens; guaranties, speculative derivatives and other similar obligations; asset dispositions; dividends, loans and advances; creation of subsidiaries; investments; leases; acquisitions; mergers; changes in fiscal year; transactions with affiliates; changes in business conducted; sale and leaseback and operating lease transactions; sale of receivables; prepayment of other indebtedness; amendments to principal documents; negative pledge causes; issuance of securities; and non-speculative commodity hedging. Borrowings under the Credit Agreement mature in July 2003, but may be prepaid at anytime. The Company has periodically negotiated extensions of the Credit Agreement; however, there is no assurance the Company will be able to do so in the future. The Company had a restricted payment basket of $5.7 million as of September 30, 1999, which may be used to repurchase common stock, preferred stock and warrants and pay dividends on its common stock.

     The Company may elect that all or a portion of the credit facility bear interest at a rate equal to: (i) the higher of (a) the prime rate or (b) the Federal Funds Effective Rate plus .5%, or ii) the rate at which Eurodollar deposits for one, two, three or six months (as selected by the Company) are offered in the interbank Eurodollar market plus a margin which fluctuates from 1.00% to 1.50%, determined by a debt to EBITDA ratio. During the nine-month period ended September 30, 1999, the average interest rate under the facility approximated 6.4%.

     In October 1998, the Company entered into an interest rate swap contract for a two-year period, extendable for one additional year at the option of the third party. The contract is for $30.0 million principal with a fixed interest rate of 4.57% payable by the Company and the variable interest rate, the three-month LIBOR, payable by the third party. The difference between the Company's fixed rate of 4.57% and the three-month LIBOR rate, which is reset every 90 days, is received or paid by the Company in arrears every 90 days. The Company received $59,000 in January 1999, $36,000 in April 1999, $33,000 in July 1999
and $57,000 in October 1999 pursuant to this contract.

     The Company had $72.3 million of 11.75% Senior Subordinated Notes due July 15, 2004 outstanding on June 30, 1999. The Notes had been reflected in the accompanying financial statements at a book value of 105.875% of their principal amount, the initial call price ($68.3 million of principal amount outstanding as of June 30, 1999). The Notes became redeemable on July 15, 1999. The Company redeemed all of the Notes at the call price of 105.875% on July 15, 1999. The redemption was financed with borrowings under the bank credit facility.

     In conjunction with the appointment of a President in March 1998, the President purchased 100,000 shares of common stock at $6.875 per share. The Company loaned him $584,000, or 85% of the purchase price, represented by a recourse promissory note that bears interest at 8.50% per annum payable each
March 31 until the note is paid.   The note matures in March 2001 and is secured
by the 200,000 shares purchased and granted to him in connection with his employment with the Company.

     The Company has entered into arrangements to monetize its Section 29 tax credits. These arrangements result in revenue increases of approximately $0.40 per Mcf on production volumes from qualified Section 29 properties. As a result, the Company recognized additional gas revenues of $1.5 million and $2.0 million for the nine months ended September 30, 1998 and 1999, respectively. These arrangements are expected to increase revenues through 2002.

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

     The internal assessment included a review of the Company's inventory of computer hardware and software. During 1998, the Company purchased and converted to its own in-house computer system. In conjunction with this process, the Company determined that the new systems and hardware were substantially Year 2000 compliant. Certain other software has been corrected or reprogrammed for Year 2000 compliance. Based on current information from system and software vendors, all internal systems and software are Y2K compliant. However, the software updates to our internal field gathering and reporting production system, have not been installed. These updates will be installed by November 15, 1999, allowing adequate time for testing. As such, management believes the Year 2000 issues with respect to its internal systems can be mitigated without a significant potential effect on the Company's financial position or operations.

     The Company's internal review also included an assessment of the field operations and any related software or control equipment with embedded chip technology utilized in the production and development of its oil and gas properties. Through vendor inquiries and actual field testing, the Company anticipates minimal disruption of the field operations and equipment.

     In addition, to ensure external Year 2000 readiness, the Company made written inquiries concerning the Year 2000 readiness of all of its vendors, suppliers, customers and others with whom the Company has significant business relationships. Responses have been received from many of those contacted, although some of the responses have been inconclusive with respect to Year 2000 compliance. As a result, follow up inquiries were made for any critically dependent third parties not responding. Upon review of the responses and discussions with certain critically dependant third parties, the Company is not currently aware of any third party issues that would cause a significant disruption of its business or operations. If any subsequent information is received from any significant third party indicating that they will not be Year 2000 compliant, it may be necessary to develop contingency plans to minimize the negative impact on the Company.

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

     The Company's goal was to have all internal systems Year 2000 compliant, and third party assessments completed no later than September 30, 1999. Based on internal reviews and responses from critical third parties as to their Y2K efforts and compliance, the Company's review was substantially completed by that date with no significant problems or non-compliance noted. Accordingly, the Company anticipates minimal business disruption with respect to Y2K. However, given the complexity of the Year 2000 issue, there can be no assurance that the Company was able to address all these problems and may incur additional costs and encounter uncertainties that might affect future financial results or cause reported financial information not to be necessarily indicative of future operating results or future financial condition. The Company will utilize our internal communication tree to further evaluate and act upon any unexpected events. The total costs incurred to date in the assessment, evaluation and remediation of the Year 2000 compliance matters have been nominal and management estimates that total future third party, software and equipment costs, based upon information developed to date, will be less than $25,000.


Market and Commodity Risk

     The Company's major market risk exposure is in the pricing applicable to its oil and natural gas production. Realized pricing is primarily driven by the prevailing domestic price for oil and spot prices applicable to the Rocky Mountain and Mid-Continent regions for its natural gas production. Historically, prices received for oil and gas production have been volatile and unpredictable. Pricing volatility is expected to continue. Natural gas price realizations during 1998 ranged from a monthly low of $1.79 per Mcf to a monthly high of $2.36 per Mcf and ranged from a monthly low of $1.68 per Mcf to a monthly high of $2.43 per Mcf during the first nine months of 1999. Oil prices ranged from a monthly low of $9.56 per barrel to a monthly high of $17.44 per barrel during 1998 and ranged from a monthly low of $10.70 per barrel to a monthly high of $17.51 per barrel during the first nine months of 1999. Both oil and natural gas prices increased significantly from the first quarter to the third quarter of 1999. A significant decline in the prices of oil or natural gas could have a material adverse effect on the Company's financial condition and results of operations.

     From time to time, the Company enters into commodity derivative contracts and fixed-price physical contracts to manage its exposure to oil and gas price volatility and to support oil and natural gas prices at targeted levels. The Company uses futures contracts, swaps, options and fixed-price physical contracts to hedge its commodity prices. Realized gains or losses from price risk management activities are recognized in oil and gas sales revenues in the period in which the associated production occurs.

     As of September 30, 1999, the Company had entered into swap contracts for oil (NYMEX based) for approximately 3,200 barrels of oil per day for remainder of 1999 at fixed prices ranging from $18.07 to $23.66 per barrel and approximately 2,300 barrels of oil per day for 2000 at fixed prices ranging from $18.86 to $22.20 per barrel. Certain swap contracts for oil (NYMEX based) contain "knock out" provisions. These contracts cover 1,000 barrels of oil per day with a swap price of $21.00 per barrel and a "knock out" price of $16.00 per barrel for the period January 2000 to December 2000 and 500 barrels of oil per day with a swap price of $22.20 per barrel and a "knock out" price of $17.00 per barrel for the period March 2000 to December 2000. If the average price of NYMEX WTI crude oil falls below the "knock out" price for the contract month, the swaps will be considered "knocked out" and no payment will be made to the Company for the applicable month. The overall weighted average hedged price for the swap contracts is $19.21 per barrel for the remainder of 1999 and $20.85 per barrel for 2000 (NYMEX based). The unrecognized losses on these contracts totaled $2.1 million based on estimated market values as of September 30, 1999.

     As of September 30, 1999, the Company had entered into natural gas swap contracts for approximately 25,000 MMBtu's per day of natural gas for the remainder of 1999 at fixed prices ranging from $1.97 per MMBtu on CIG index based swap contracts to $3.00 per MMBtu on a PEPL index based swap contract and approximately 17,000 MMBtu's per day for the period January 2000 through October 2000 at fixed prices ranging from $2.05 to $2.62 per MMBtu on CIG index based swap contracts. The Company also has entered into physical natural gas sale contracts for the delivery of approximately 13,000 MMBtu's per day of natural gas for the remainder of 1999 at prices ranging from $1.82 to $2.84 per MMBtu and approximately 15,000 of MMBtu's per day for the period January 2000 through March 2000 at prices ranging from $2.73 to $2.84 per MMBtu. The weighted average daily volumes and prices for these natural gas swaps and physical contracts are 38,000 MMBtu's per day at $2.49 per MMBtu for the remainder of 1999 and 21,500 MMBtu's per day at $2.30 per MMBtu for the period January 2000 through October 2000. The unrecognized losses on these contracts totaled $867,000 based on estimated market values as of September 30, 1999.

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

                                              Average Prices
                                    --------------------------------
                                                Natural   Equivalent
                                       Oil        Gas        Mcf
                                       ---        ---        ---
                                    (Per Bbl)  (Per Mcf)  (Per Mcfe)
        Annual
        ------
        1994.......................  $14.84      $1.70       $1.94
        1995.......................   16.43       1.34        1.73
        1996.......................   20.47       1.99        2.41
        1997.......................   19.54       2.25        2.55
        1998.......................   13.13       1.87        1.96

        Quarterly
        ---------
        1998
        ----
        First......................  $14.70      $2.04       $2.16
        Second.....................   13.41       1.95        2.03
        Third......................   12.83       1.72        1.84
        Fourth.....................   11.45       1.78        1.81

        1999
        ----
        First......................  $11.65      $1.65       $1.72
        Second.....................  $16.10      $1.99       $2.17
        Third......................  $19.90      $2.48       $2.68

PART II. OTHER INFORMATION


Item 1.  Legal Proceedings

       Information with respect to this item is incorporated by reference from Notes to Consolidated Financial Statements in Part 1 of this report.

Item 4.  Submission of Matters to a Vote of Security Holders

       None

Item 6.  Exhibits and Reports on Form 8-K

  (a)  Exhibits -

       27  Financial Data Schedule.*

*  Filed herewith

  (b) No reports on Form 8-K were filed by Registrant during the quarter ended September 30, 1999.

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



October 28, 1999