Form 10-K405
period 1999-12-31
PATINA OIL & GAS CORP
filed 2000-02-25
CIK 1006264

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                            ----------------------

                                   FORM 10-K
(Mark one)
[X]              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 1999

                                      OR
[ ]             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
              For the transaction period from________ to_________

                        Commission file number 1-14344

                          ---------------------------

                         PATINA OIL & GAS CORPORATION
            (Exact name of registrant as specified in its charter)

                Delaware                            75-2629477
     (State or other jurisdiction of              (IRS Employer
     incorporation or organization)             Identification No.)

             1625 Broadway                               80202
            Denver, Colorado                          (Zip Code)
 (Address of principal executive offices)

       Registrant's telephone number, including area code (303) 389-3600

                   Title of each class                                    Name of each exchange on which registered
    --------------------------------------------------                    ------------------------------------------
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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the 11,285,000 shares of voting stock held by non-affiliates of the registrant, based upon the closing sale price of the common stock on February 23, 2000 of $9.13 per share as reported on the New York Stock Exchange, was $102,976,000. Shares of common stock held by each officer and director and by each person who owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

    As of February 17, 2000, the registrant had 16,285,770 shares of common stock outstanding.

                      DOCUMENT INCORPORATED BY REFERENCE
     Part III of the report is incorporated by reference to the Registrant's definitive Proxy Statement relating to its Annual Meeting of Stockholders, which will be filed with the Commission no later than April 30, 2000.

================================================================================

                         PATINA OIL & GAS CORPORATION

                          Annual Report on Form 10-K
                               December 31, 1999

                                    PART I

ITEM 1.  BUSINESS

General

     Patina Oil & Gas Corporation ("Patina" or the "Company") is an independent energy company engaged in the acquisition, development, exploitation and production of oil and natural gas in the Wattenberg Field ("Wattenberg" or the "Field") of Colorado's Denver-Julesburg Basin ("D-J Basin"). The Company was formed in 1996 to hold the Wattenberg assets of Snyder Oil Corporation ("SOCO") and to facilitate the acquisition of Gerrity Oil & Gas Corporation ("Gerrity" or the "Gerrity Acquisition"). In conjunction with the Gerrity Acquisition, SOCO received 14.0 million of the Company's common shares. In 1997, a series of transactions eliminated SOCO's ownership in the Company.

     Patina is one of the largest producers in Wattenberg and currently accounts for over 30% of the total production from the Field. Wattenberg is one of the ten largest natural gas fields in the U.S. with total cumulative production in excess of three trillion cubic feet of natural gas equivalents since its discovery in 1970. The Field is located approximately 35 miles northeast of Denver and stretches over portions of Adams, Boulder and Weld Counties in Colorado. One of the most attractive features of Wattenberg is that there are up to eight potentially productive formations throughout the field ranging in depths from 2,000 to 8,000 feet. Three of the formations, the Codell, the Niobrara and the J-Sand, are "blanket" zones in the area of the Company's holdings, while other formations, such as the Sussex, Shannon and Dakota are more localized. The existence of several pay sands within the geological structure allows for multiple completions within a single wellbore, reducing drilling risks and operating costs.

     At December 31, 1999, the Company had $330.2 million of assets and 465.8 Bcfe of proved reserves. The reserves had an estimated pretax present value of $457.5 million based on unescalated prices and costs in effect on that date. Approximately 78% of the reserves on an Mcf equivalent basis were natural gas and over 94% of the pretax present value was attributable to proved developed reserves. The Company operates almost 97% of the roughly 3,400 producing wells in which it holds a working interest, representing 99% of its producing reserve value. At December 31, 1999, the Company had 153 proved undeveloped drilling or deepening projects, 284 recompletions and 546 restimulation ("refrac") opportunities included in total proved reserves. During 1999, production averaged 107.9 MMcfe per day. Based on year-end 1999 reserves, the Company had a reserve life index of 11.8 years.

     From its inception, the Company has focused on further consolidating the ownership of its properties, developing an efficient organization, reducing costs and improving operations. During 1999, revenues and net cash provided from operations totaled $91.6 million and $49.7 million, respectively. The Company used its operating cash flow to repurchase $24.7 million of its equity securities and reduce indebtedness by $10.0 million. In addition, the Company invested $24.0 million in the further development of its properties and the acquisition of additional interests in Wattenberg. During the year, the Company's development program was primarily comprised of drilling or deepening 36 development wells, performing 113 refracs and recompleting three wells. This development activity, the benefits of certain minor acquisitions and continued success with the production enhancement program allowed the Company to realize a 10% increase in production in 1999. Total proved reserves also increased 25% over 1998 due to the identification of additional refrac projects and drilling locations, upward revisions due to over-performance and the increase in oil and gas prices.

     The Company's future Wattenberg activities will be primarily focused on the development of J-Sand reserves through drilling new wells or deepening within existing wellbores and refracing existing Codell wells. These projects and the continued success with the production enhancement program should allow the Company to realize production growth and increase total proved reserves in 2000.

Business Strategy

     Management believes that the Company's sizable asset base and cash flow, along with its low production costs and efficient operating structure, provide it with a competitive advantage in Wattenberg and in certain analogous basins. Given management's expertise in operations and the advantages set forth above, the Company believes it is in a good position to increase its reserves, production and cash flows in a cost-efficient manner primarily through: (i) further development and exploitation of its properties in Wattenberg through development activity, well workovers and operational improvements; (ii) the generation of grassroots drilling prospects with the potential to add significant reserves and production, and (iii) selectively pursuing consolidation and acquisition opportunities in existing and future core areas. Consistent with prior years, the Company plans to repurchase its equity securities from time to time, dependant upon market conditions. Management believes that the Company's strong financial position affords it the financial flexibility to execute its business strategy.

Production, Revenue and Price History

     The following table sets forth information regarding net oil and natural gas production, revenues and direct operating expenses attributable to such production, average sales prices and other production information for each of the years in the five year period ended December 31, 1999. The financial and operating information reflect the acquisition of Gerrity in May 1996.

                                                                  December 31,
                                         --------------------------------------------------------------
                                            1995         1996         1997         1998         1999
                                         -----------  -----------  -----------  -----------  ----------
                                         (Dollars in thousands, except prices and per Mcfe information)
Production
   Oil (MBbl).............................     1,342        1,688        1,889        1,699       1,653
   Gas (MMcf).............................    20,981       23,947       26,863       25,522      29,477
   MMcfe (a)..............................    29,034       34,074       38,194       35,715      39,396

Revenues
   Oil....................................   $22,049      $34,541     $ 37,197      $22,583     $26,218
   Gas (b)................................    28,024       47,644       62,342       49,594      64,189
                                             -------      -------     --------      -------     -------
       Subtotal...........................    50,073       82,185       99,539       72,177      90,407
   Other..................................        29        1,003          794        2,533       1,164
                                             -------      -------     --------      -------     -------
      Total...............................    50,102       83,188      100,333       74,710      91,571
                                             -------      -------     --------      -------     -------

Direct operating expenses
   Lease operating expenses...............     5,387        8,866       11,735       12,399      11,902
   Production taxes.......................     3,480        5,653        7,055        4,941       6,271
                                             -------      -------     --------      -------     -------
      Total...............................     8,867       14,519       18,790       17,340      18,173
                                             -------      -------     --------      -------     -------

Direct operating margin...................   $41,235      $68,669     $ 81,543      $57,370     $73,398
                                             =======      =======     ========      =======     =======

Average sales price
   Oil (Bbl)..............................   $ 16.43      $ 20.47     $  19.70      $ 13.29     $ 15.86
   Gas (Mcf) (b)..........................      1.34         1.99         2.32         1.94        2.18
   Mcfe (a)...............................      1.73         2.41         2.61         2.02        2.29

Average direct operating expense/Mcfe.....      0.31         0.43         0.49         0.49        0.46
Average production margin/Mcfe............      1.42         1.99         2.12         1.54        1.83

_________________________________
(a) Oil production is converted to natural gas equivalents (Mcfe) at the rate of one barrel to six Mcf.
(b)  Sales of natural gas liquids are included in gas revenues.

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

     Natural Gas. Wattenberg natural gas is high in heating content (BTU's) and must be processed in order to extract natural gas liquids ("NGL's") before the residue gas is sold to utilities, independent marketers and end users through both intrastate and interstate pipelines. The Company utilizes two separate arrangements to gather, process and market its natural gas production. Approximately 30% of the Company's natural gas production is sold to Duke Energy Field Services ("Duke Energy") at the wellhead under percentage of proceeds contracts. Pursuant to this type of contract, the Company receives a fixed percentage of the proceeds from the sale of its residue gas and NGL's by Duke Energy. Substantially all of the Company's remaining natural gas production is dedicated for gathering to either Duke Energy or HS Gathering, LLC ("HSG") and is processed at plants owned by Duke Energy or Amoco Production Company ("Amoco"). Under this arrangement, the Company retains the right to market its share of residue gas at the tailgate of the plant and sells it under spot market arrangements along the front range of Colorado or transports the gas to Midwest markets under transportation agreements. NGL's are sold by the processor and the Company receives payment net of applicable processing fees. A portion of the natural gas processed by Amoco at the Wattenberg Processing Plant is under a favorable "keepwhole" contract that not only provides payment for a percentage of the NGL's stripped from the natural gas, but also redelivers to the tailgate the same amount of MMBtu's as was delivered to the plant. This agreement remains in effect until December 2012.

     Oil. Oil production is principally sold to refiners, marketers and other purchasers who truck oil to local refineries or pipelines. The price is based on a local market posting for oil, which generally approximates a West Texas Intermediate posting, and is adjusted upward to reflect local demand and quality. Amoco has the right to purchase oil produced from certain of the Company's properties.

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

Title to Properties

     Title to the Company's oil and natural gas properties is subject to royalty, overriding royalty, carried and other similar interests and contractual arrangements customary in the oil and natural gas industry, to liens incident to operating agreements and for current taxes not yet due and other comparatively minor encumbrances. As is customary in the oil and natural gas industry, only a perfunctory investigation as to ownership is conducted at the time undeveloped properties are acquired. Prior to the commencement of drilling operations, a detailed title examination is conducted and curative work is performed with respect to identified title defects.

Regulation

     Regulation of Drilling and Production. The Company's operations are affected by political developments and by federal, state and local laws and regulations. Legislation and administrative regulations relating to the oil and natural gas industry are periodically changed for a variety of political, economic and other reasons. Numerous federal, state and local departments and agencies issue rules and regulations binding on the oil and natural gas industry, some of which carry substantial penalties for failure to comply. The regulatory burden on the oil and gas industry increases the cost of doing business, decreases flexibility in the timing of operations and may adversely affect the economics of capital projects.

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

     In Colorado, a number of city and county governments have enacted oil and natural gas regulations. These ordinances increase the involvement of local governments in the permitting of oil and natural gas operations, and require additional restrictions or conditions on the conduct of operations so as to reduce their impact on the surrounding community. Accordingly, these local ordinances have the potential to delay and increase the cost of drilling, refracing and recompletion operations.

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

     The Company operates its own exploration and production waste management facilities, which enable it to treat, bioremediate and otherwise dispose of tank sludges and contaminated soil generated from the Company's operations. There can be no assurance, that these facilities, or other commercial disposal facilities utilized by the Company from time to time, will not give rise to environmental liability in the future. To date, expenditures for the Company's environmental control facilities and for remediation of production sites have not been significant. The Company believes, however, that the trend toward stricter standards in environmental legislation and regulations will continue and could have a significant adverse impact on the Company's operating costs and the oil and gas industry in general.

Office and Operations Facilities

     The Company, a Delaware corporation, leases its principal executive offices at 1625 Broadway, Denver, Colorado 80202. The lease covers approximately 29,000 square feet and expires in November 2001. The monthly rent is approximately $43,000. The Company also owns a 6,000 square foot production facility in Platteville, Colorado used to support its Wattenberg Field operations.

Employees

     On December 31, 1999, the Company had 153 employees, including 91 that work in its field office. None of these employees are represented by a labor union. The Company believes its relationship with its employees is satisfactory.

Directors and Executive Officers

     The following table sets forth certain information about the officers and directors of the Company:


                   Name                Age                      Position
                   ----                ---                      --------
          Thomas J. Edelman...........   49         Chairman of the Board and Chief Executive Officer
          Jay W. Decker...............   47         President and Director
          David J. Kornder............   39         Vice President and Chief Financial Officer
          James A. Lillo..............   45         Vice President
          Terry L. Ruby...............   41         Vice President
          David W. Siple..............   40         Vice President
          Christopher C. Behrens......   39         Director
          Robert J. Clark.............   55         Director
          Thomas R. Denison...........   39         Director
          Elizabeth K. Lanier.........   48         Director
          Alexander P. Lynch..........   47         Director

--------------------

     Thomas J. Edelman has served as Chairman of the Board and Chief Executive Officer of the Company since its formation. He co-founded SOCO and was its President from 1981 through early 1997. From 1980 to 1981, he was with The First Boston Corporation and from 1975 through 1980, with Lehman Brothers Kuhn Loeb Incorporated. Mr. Edelman received his Bachelor of Arts Degree from Princeton University and his Masters Degree in Finance from Harvard University's Graduate School of Business Administration. Mr. Edelman serves as Chairman of Range Resources Corporation and Bear Paw Energy LLC, and is a Director of Star Gas Corporation and Paradise Music & Entertainment, Inc.

     Jay W. Decker has served as President of the Company since March 1998 and as a Director since May 1996. He had been the Executive Vice President and a Director of Hugoton Energy Corporation, a public independent oil company since 1995. From 1989 until its merger into Hugoton Energy, Mr. Decker was the President and Chief Executive Officer of Consolidated Oil & Gas, Inc., a private independent oil company and President of a predecessor company. Prior to 1989, Mr. Decker served as Vice President - Operations for General Atlantic Energy Company and in various capacities with Peppermill Oil Company, Wainoco Oil & Gas and Shell Oil Company. Mr. Decker received his Bachelor of Science Degree in Petroleum Engineering from the University of Wyoming. Mr. Decker also serves as a Director of FX Energy.

     David J. Kornder has served as Vice President and Chief Financial Officer of the Company since May 1996. Prior to that time, he served as Vice President - Finance of Gerrity beginning in early 1993. From 1989 through 1992, Mr. Kornder was an Assistant Vice President of Gillett Group Management, Inc. Prior to that, Mr. Kornder was an accountant with the independent accounting firm of Deloitte & Touche for five years. Mr. Kornder received his Bachelor of Arts Degree in Accounting from Montana State University.

     James A. Lillo has served as a Vice President of the Company since May 1998. From 1995 to 1998, Mr. Lillo was President of James Engineering, Inc., an independent petroleum engineering consulting firm. Previously, he served as Vice President of Engineering for Consolidated Oil & Gas, Inc., until its merger into Hugoton Energy Corporation, and President of a predecessor operating company since 1989. Prior to 1989, Mr. Lillo worked as an engineering consultant and as Manager of Reservoir Engineering for Hart Exploration and in various engineering capacities with Champlin Petroleum Company and Shell Oil Company. Mr. Lillo received his Bachelor of Science Degree in Chemical and Petroleum Refining Engineering from the Colorado School of Mines and is a Registered Professional Engineer.

     Terry L. Ruby has served as a Vice President of the Company since May 1996. Prior to that time, Mr. Ruby served as a senior landman of Gerrity beginning in 1992 and was appointed Vice President - Land in 1995. From 1990 to 1992, Mr. Ruby worked for Apache Corporation and from 1982 to 1990, he was employed by Baker Exploration Company. Mr. Ruby received his Bachelor of Science Degree in Minerals Land Management from the University of Colorado and his M.B.A. from the University of Denver.

     David W. Siple has served as a Vice President of the Company since May 1996. He joined SOCO's land department in 1994 and was appointed a Land Manager in 1995. From 1990 through May 1994, Mr. Siple was the Land Manager of Gerrity. From 1981 through 1989, Mr. Siple was employed by PanCanadian Petroleum Company in the Land Department. Mr. Siple received his Bachelor of Science Degree in Minerals Land Management from the University of Colorado.

     Christopher C. Behrens has served as a Director of the Company since February 1999. Mr. Behrens was been a general partner at Chase Capital Partners since 1999 and a principal since 1994. Chase Capital Partners is a General Partner of Chase Venture Capital Associates, L.P. Prior to assuming that position, Mr. Behrens was a Vice President in the Chase Manhattan Corporation's Merchant Banking Group. He received his Bachelor of Arts from the University of California at Berkeley and his M.B.A. from Columbia University. Mr. Behrens also serves as a Director of Portola Packaging, Carrizo Oil and Gas, Domino's Pizza, PDI, as well as other private companies, including Bear Paw Energy LLC.

     Robert J. Clark has served as a Director of the Company since May 1996. Mr. Clark is the President of Bear Paw Energy LLC, a private gas gathering and processing company, formerly a wholly owned subsidiary of TransMontaigne, Inc. Mr. Clark formed a predecessor company Bear Paw Energy Inc. in 1995 and joined TransMontaigne in 1996 when TransMontaigne acquired a majority interest in the predecessor company. From 1988 to 1995 he was President of SOCO Gas Systems, Inc. and Vice President - Gas Management for SOCO. Mr. Clark was Vice President Gas Gathering, Processing and Marketing of Ladd Petroleum Corporation, an affiliate of General Electric from 1985 to 1988. Prior to 1985, Mr. Clark held various management positions with NICOR, Inc. and its affiliate NICOR Exploration, Northern Illinois Gas and Reliance Pipeline Company. Mr. Clark received his Bachelor of Science Degree from Bradley University and his M.B.A. from Northern Illinois University.

     Thomas R. Denison has served as a Director of the Company since January 1998. Mr. Denison has been a Managing Director and General Counsel of First Reserve Corporation since January 1998. Prior to joining First Reserve, he was a partner in the international law firm of Gibson, Dunn & Crutcher LLP, a firm he joined in 1986 as an associate. Mr. Denison received his Bachelor of Science degree in Business Administration from the University of Denver and his Juris Doctor from the University of Virginia. Mr. Denison also serves as a Director of Anker Coal Group, Inc.

     Elizabeth K. Lanier has served as a Director of the Company since January 1998. Mrs. Lanier has served as Vice President and General Counsel of General Electric Power Systems since August 1998. From 1996 to 1998, Mrs. Lanier served as Vice President and Chief of Staff of Cinergy Corp. Mrs. Lanier received her Bachelor of Arts Degree with honors from Smith College and her Juris Doctor from Columbia Law School where she was a Harlan Fiske Stone Scholar. Mrs. Lanier was awarded an Honorary Doctorate of Technical Letters by Cincinnati Technical College and an Honorary Doctorate of Letters from the College of Mt. St. Joseph. From 1982 to 1984 she was an associate with Frost & Jacobs, a law firm in Cincinnati, Ohio and a partner from 1984 to 1996. From 1977 to 1982 she was with the law firm of Davis Polk & Wardwell in New York City. She is immediate past Chair of the Ohio Board of Regents.

     Alexander P. Lynch has served as a Director of the Company since May 1996. Mr. Lynch has been a General Partner of The Beacon Group, a private investment and financial advisory firm since 1997. From 1995 to 1996, Mr. Lynch was Co-President and Co-Chief Executive Officer of The Bridgeford Group, a financial advisory firm. From 1991 to 1994, he served as Senior Managing Director of Bridgeford. From 1985 until 1991, Mr. Lynch was a Managing Director of Lehman Brothers, a division of Shearson Lehman Brothers Inc. Mr. Lynch received his Bachelor of Arts Degree from the University of Pennsylvania and his M.B.A. from the Wharton School of Business at the University of Pennsylvania. Mr. Lynch also serves as a Director of Canadian National Railway Company.

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

     The Company's current Wattenberg activities are primarily focused on the development of J-Sand reserves through drilling new wells or deepening within existing wellbores and refracing existing Codell wells. A refrac consists of the restimulation of a producing formation within an existing wellbore to enhance production and add new incremental reserves. These projects and the benefits of certain minor acquisitions and continued success with the production enhancement program allowed the Company to realize production growth during 1999 and increase its total proved reserves.

     During 1999, the Company drilled or deepened 36 wells to the J-Sand or Dakota formation. The cost of drilling and completing a J-Sand well approximates $315,000 while a completed deepening within an existing wellbore costs roughly $225,000. The reserves associated with a typical J-Sand well are more prolific than those of a Codell/Niobrara, with over 95% of such per well reserves comprised of natural gas. Thus, the economics associated with a J-Sand project are more dependent on natural gas prices. The finding and development costs for the J-Sand and Dakota drilling and deepening projects for 1999 averaged $0.44 per Mcfe with projected rates of return in excess of 75% at current commodity prices. At December 31, 1999, the Company had 135 proven J-Sand drilling locations or deepening projects in inventory.

     The Company also performed 113 Codell refracs during 1999. The refrac program continues to be focused primarily on the Codell formation. A typical refrac costs approximately $103,000. The finding and development costs associated with the Company's 1999 refrac program averaged $0.57 per Mcfe with projected rates of return in excess of 100% at current commodity prices. At December 31, 1999, the Company had 546 proven refrac projects. Given the exceptional results of the 1999 refrac program, the 2000 budget activity has been increased to over 180 refrac projects.

     In addition to the development activity described above, the Company recompleted three wells. The Company has an additional 284 proven recompletion opportunities at December 31, 1999. During 1999, tubing was installed in another 37 wellbores and numerous well workovers, reactivations, and commingling of zones were performed. These projects, combined with the new drills, deepenings and refracs, were an integral part of the Company's 1999 capital development program and continued increases in the Company's production. The Company estimates it had over 500 of these minor projects at year-end 1999.

     At December 31, 1999, the Company had working interests in approximately 3,400 gross (3,200 net) producing oil and natural gas wells in the D-J Basin and held royalty interests in an additional 176 producing wells. As of December 31, 1999 estimated proved reserves totaled 465.8 Bcfe, including 17.4 million barrels of oil and 361.3 Bcf of gas.

Proved Reserves

     The following table sets forth estimated year-end net proved reserves for the three years ended December 31, 1999.

                                                                                                             December 31,
                                                                                                      -------------------------
                                                                                                       1997     1998     1999
                                                                                                      -------  -------  -------
         Oil (MBbl)
              Developed.............................................................................   14,594   13,655   16,633
              Undeveloped...........................................................................    2,382      585      787
                                                                                                      -------  -------  -------
                   Total............................................................................   16,976   14,240   17,420
                                                                                                      =======  =======  =======

         Natural gas (MMcf)
              Developed.............................................................................  232,058  244,736  307,560
              Undeveloped...........................................................................   23,577   41,859   53,701
                                                                                                      -------  -------  -------
                   Total............................................................................  255,635  286,595  361,261
                                                                                                      =======  =======  =======

         Total MMcfe................................................................................  357,491  372,035  465,781
                                                                                                      =======  =======  =======

     The following table sets forth the estimated pretax future net revenues from the production of proved reserves and the pretax present value discounted at 10% of such revenues, net of estimated future capital costs, including estimated development costs of $33.5 million in 2000.



                                            December 31, 1999
                                    -----------------------------
                                    Developed  Undeveloped  Total
                                    ---------  -----------  -----
                                             (In thousands)

         Future Net Revenues
         -------------------
         2000.....................   $ 78,757   $(5,846)  $ 72,911
         2001.....................     71,393    (2,001)    69,392
         2002.....................     66,458       902     67,360
         Remainder................    528,026    85,065    613,091
                                     --------   -------   --------
            Total.................   $744,634   $78,120   $822,754
                                     ========   =======   ========

         Pretax PW 10% Value (a)..   $430,037   $27,505   $457,542
                                     ========   =======   ========
------------------

(a) The after tax present value discounted at 10% of the proved reserves totaled $362.5 million at year-end 1999.

     The quantities and values in the preceding tables are based on prices in effect at December 31, 1999, which averaged $24.27 per barrel of oil and $2.34 per Mcf of gas. Price declines decrease reserve values by lowering the future net revenues attributable to the reserves and reducing the quantities of reserves that are recoverable on an economic basis. Price increases have the opposite effect. A significant decline in the prices of oil or natural gas could have a material adverse effect on the Company's financial condition and results of operations.

     Proved developed reserves are proved reserves that are expected to be recovered from existing wells with existing equipment and operating methods under current economic conditions. Proved undeveloped reserves are proved reserves that are expected to be recovered from new wells drilled to known reservoirs on undrilled acreage for which the existence and recoverability of such reserves can be estimated with reasonable certainty, or from existing wells where a relatively major expenditure is required to establish production.

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

     The present values shown should not be construed as the current market value of the reserves. The quantities and values shown in the preceding tables are based on average oil and natural gas prices in effect on December 31, 1999. The value of the Company's assets is in part dependent on the prices the Company receives for oil and natural gas, and a significant decline in the price of oil or gas could have a material adverse effect on the Company's financial condition and results of operations. The 10% discount factor used to calculate present value, which is specified by the Securities and Exchange Commission (the "SEC"), is not necessarily the most appropriate discount rate, and present value, no matter what discount rate is used, is materially affected by assumptions as to timing of future production, which may prove to be inaccurate. For properties operated by the Company, expenses exclude Patina's share of overhead charges. In addition, the calculation of estimated future net revenues does not take into account the effect of various cash outlays, including, among other things general and administrative costs and interest expense.

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

     The proved oil and natural gas reserves and future revenues as of December 31, 1999 were audited by Netherland, Sewell & Associates, Inc. ("NSAI"). Since January 1, 2000, the Company has filed Department of Energy Form EIA-23, "Annual Survey of Oil and Gas Reserves," as required by operators of domestic oil and gas properties. There are differences between the reserves as reported on Form EIA-23 and reserves as reported herein. Form EIA-23 requires that operator's report on total proved developed reserves for operated wells only and that the reserves be reported on a gross operated basis rather than on a net interest basis.

Producing Wells

     The following table sets forth the producing wells in which the Company owned a working interest at December 31, 1999. The Company also held royalty interests in 176 producing wells at such date. The Company had 154 wells (148 net) shut in at December 31, 1999. The Company's average working interest in all wells was 95%. Wells are classified as oil or natural gas wells according to their predominant production stream.

             Principal                                  Gross       Net
             Production Stream                          Wells      Wells
             -----------------                          -----      -----

    Oil...............................................  2,983      2,835
    Natural gas.......................................    396        361
                                                        -----      -----
           Total......................................  3,379      3,196
                                                        =====      =====

Drilling Results

     The following table sets forth the number of wells drilled or deepened by the Company during the past three years. All the wells were development wells. The information should not be considered indicative of future performance, nor should it be assumed that there is necessarily any correlation between the number of productive wells drilled, quantities of reserves found or economic value. Productive wells are those that produce commercial quantities of hydrocarbons whether or not they produce a reasonable rate of return.


                                              1997       1998       1999
                                              ----       ----       ----
        Productive
            Gross........................     28.0       36.0       36.0
            Net..........................     28.0       36.0       35.0
        Dry
            Gross........................      1.0        0.0        0.0
            Net..........................      1.0        0.0        0.0


  At December 31, 1999 no development wells were in progress.

Acreage

     The following table sets forth the leasehold acreage held by the Company at December 31, 1999. Undeveloped acreage is acreage held under lease, permit, contract or option that is not in a spacing unit for a producing well, including leasehold interests identified for development or exploratory drilling. Developed acreage is acreage assigned to producing wells.


                                 Developed              Undeveloped
                                 ---------              -----------
                               Gross     Net          Gross      Net
                               -----     ---          -----      ---

     Colorado.............   188,000    177,000       54,000    48,000
                             =======    =======       ======    ======


In late 1999, the Company sold its undeveloped Wyoming acreage.

ITEM 3.  LEGAL PROCEEDINGS


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


                             Common Stock      Warrants     Preferred Stock
                             ------------      --------     ---------------
                             High     Low     High    Low     High      Low
                             ----     ---     ----    ---     ----      ---

  1998
  ----
     First Quarter.........  $7.75  $6.69    $1.63  $1.13    $29.50   $27.00
     Second Quarter........   7.81   6.50     1.56   1.13     29.56    25.94
     Third Quarter.........   7.13   3.56     1.25   0.38     26.75    20.06
     Fourth Quarter........   4.56   2.38     0.63   0.22     21.50    17.19

  1999
  ----
     First Quarter.........  $4.19  $2.75    $0.41  $0.25    $19.25   $15.50
     Second Quarter........   6.31   3.88     0.75   0.31     23.25    19.00
     Third Quarter.........   9.13   6.43     1.50   0.69     28.25    23.25
     Fourth Quarter........   9.13   7.13     1.25   0.44     27.13    25.25


     On February 23, 2000, the closing prices of the Common Stock and Warrants were $9.13 and $1.19, respectively. All remaining shares of the 7.125% Preferred Stock were redeemed in January 2000. As of December 31, 1999, there were approximately 166 holders of record of the common stock and 16.1 million shares outstanding.

     Dividend Policy. A quarterly cash dividend of $0.01 per common share was initiated in December 1997 and was continued through the third quarter of 1999. The common dividend was increased to $0.02 per common share in the fourth quarter of 1999. The Company currently expects to continue to pay dividends on its common stock. However, continuation of dividends and the amounts thereof will depend upon the Company's earnings, financial condition, capital requirements and other factors. Under the terms of its bank Credit Agreement, the Company had $1.1 million available for dividends on its common stock as of December 31, 1999. This amount was reset at $10.0 million at January 1, 2000.

ITEM 6. SELECTED FINANCIAL DATA

     The following table presents selected historical financial data of the Company as of or for each of the years in the five-year period ended December 31, 1999. Future results may differ substantially from historical results because of changes in oil and natural gas prices, production increases or declines and other factors. This information should be read in conjunction with the financial statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations, presented elsewhere herein. The financial data reflects the acquisition of Gerrity in May 1996.

                                                                   As of or for the Year Ended December 31,
                                                             -----------------------------------------------------
                                                               1995       1996       1997       1998       1999
                                                             ---------  ---------  ---------  ---------  ---------
                                                                     (In thousands except per share data)

 Statement of Operations Data
 Revenues................................................    $ 50,102   $ 83,188   $100,333   $ 74,710   $ 91,571
 Expenses
   Direct operating......................................       8,867     14,519     18,790     17,340     18,173
   Exploration...........................................         416        224        131         59        666
   General and administrative............................       5,974      6,151      7,154      7,139      6,185
   Interest and other....................................       5,476     14,304     16,038     13,001     10,844
   Depletion, depreciation and amortization..............      32,591     44,822     49,076     41,695     40,744
   Impairment of oil and gas properties..................           -          -     26,047          -          -
                                                             --------   --------   --------   --------   --------
    Total expenses.......................................      53,324     80,020    117,236     79,234     76,612
                                                             --------   --------   --------   --------   --------
 Income (loss) before taxes..............................      (3,222)     3,168    (16,903)    (4,524)    14,959
 Provision (benefit) for income taxes...................       (1,128)      (394)         -          -          -
                                                             --------   --------   --------   --------   --------
 Net income (loss).......................................    $ (2,094)  $  3,562   $(16,903)  $ (4,524)  $ 14,959
                                                             ========   ========   ========   ========   ========

 Basic net income (loss) per common share................    $  (0.15)  $   0.08   $  (1.11)  $  (0.68)  $   0.52
                                                             ========   ========   ========   ========   ========
 Diluted net income (loss) per common share..............    $  (0.15)  $   0.08   $  (1.11)  $  (0.68)  $   0.50
                                                             ========   ========   ========   ========   ========

 Basic weighted average shares outstanding...............      14,000     17,796     18,324     16,025     15,972
 Diluted weighted average shares outstanding.............      14,000     17,796     18,324     16,025     16,471

 Cash dividends per common share.........................    $   0.00   $   0.00   $   0.01   $   0.04   $   0.05

 Balance Sheet Data
    Current assets.......................................    $  9,611   $ 27,587   $ 31,068   $ 23,325   $ 19,350
    Oil and gas properties, net..........................     214,594    398,640    342,833    324,777    308,035
    Total assets.........................................     224,521    430,233    376,875    351,533    330,216
    Current liabilities..................................       9,611     26,572     30,297     23,579     19,108
    Debt.................................................      75,000    197,594    146,435    142,021    132,000
    Stockholders' equity.................................     113,663    196,236    188,441    175,976    165,890

 Cash Flow Data
    Net cash provided by operations......................    $ 18,407   $ 52,996   $ 68,645   $ 34,331   $ 49,660
    Net cash used by investing...........................     (21,060)    (9,796)   (18,801)   (23,145)   (23,669)
    Net cash realized (used) by financing................       2,653    (38,047)   (43,388)   (13,709)   (35,451)

     The following table sets forth unaudited summary financial results on a quarterly basis for the two most recent years.

                                                                                       1998
                                                                      --------------------------------------
                                                                       First     Second    Third     Fourth
                                                                      --------  --------  --------  --------
(In thousands, except per share data)

Revenues...........................................................   $ 20,637  $ 18,327  $ 18,490  $ 17,256
Direct operating expenses..........................................      4,637     4,258     4,198     4,247
Depletion, depreciation and amortization...........................     10,538    10,222    10,665    10,270
Net income (loss)..................................................        304    (1,501)   (1,464)   (1,863)
Basic and diluted income (loss) per common share...................      (0.08)    (0.19)    (0.19)    (0.22)

                                                                                       1999
                                                                      --------------------------------------
                                                                       First     Second    Third     Fourth
                                                                      --------  --------  --------  --------
(In thousands, except per share data)

Revenues...........................................................   $ 16,656  $ 20,447  $ 24,476  $ 29,992
Direct operating expenses..........................................      4,122     4,454     4,762     4,835
Depletion, depreciation and amortization...........................     10,273     9,813    10,292    10,366
Net income (loss)..................................................     (2,018)    1,742     5,280     9,955
Basic net income (loss) per common share...........................      (0.23)     0.01      0.23      0.50
Diluted net income (loss) per common share.........................      (0.23)     0.01      0.21      0.41

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

     Comparison of 1999 results to 1998. Revenues for 1999 totaled $91.6 million, a 23% increase over 1998. The increase was due primarily to increases in production and higher oil and gas prices. Net income for 1999 totaled $15.0 million compared to a net loss of $4.5 million in 1998. The increase was attributed to higher production, cost efficiencies and recovering oil and gas prices.

     Average daily oil and gas production for 1999 totaled 4,529 barrels and
80.8 MMcf (107.9 MMcfe), an increase of 10% on an equivalent basis from 1998. During 1999, 36 wells were drilled or deepened and 116 refracs and recompletions were performed, compared to 36 new wells or deepenings and 75 refracs and recompletions in 1998. The Company's current development activity, the benefits of certain minor acquisitions and continued success with the production enhancement program has resulted in increasing production for six successive quarters. Based upon a $35.0 million capital budget for 2000, the Company expects production to continue to increase in the coming year. The decision to increase development activity is heavily dependent on the prices being received for production.

     Average oil prices increased 19% from $13.29 per barrel in 1998 to $15.86 in 1999. Average natural gas prices increased 12% from $1.94 per Mcf for 1998 to $2.18 in 1999. The average oil prices include hedging gains of $285,000 or $0.17 per barrel in 1998 and hedging losses of $3.1 million or $1.85 per barrel in 1999. The average natural gas prices include hedging gains of $1.7 million or $0.06 per Mcf in 1998 and hedging losses of $1.0 million or $0.03 per Mcf in 1999. Direct operating expenses, consisting of lease operating and production taxes, totaled $18.2 million or $0.46 per Mcfe for 1999 compared to $17.3 million or $0.49 per Mcfe in the prior year period. The increase in direct operating expenses in 1999 was attributed to a $1.3 million rise in production taxes as a result of higher average oil and gas prices and production offset by a decrease in lease operating expenses of $497,000.

     General and administrative expenses, net of third party reimbursements, for 1999 totaled $6.2 million, a $954,000 or 13% decrease from 1998. The reduction in general and administrative expense was due to the Company's cost reduction program implemented in late 1998. Included in general and administrative expenses is $1.0 million and $1.5 million for 1999 and 1998 of non-cash expenses related to the common stock grants awarded to officers and managers of the Company in conjunction with the redistribution of SOCO's ownership of the Company in 1997.

     Interest and other expenses fell to $10.8 million in 1999, a decrease of $2.2 million or 17% from the prior year. Interest expense decreased as a result of lower average debt balances and lower interest rates on the Company's debt due to the redemption of the 11.75% Subordinated Notes on July 15, 1999. The redemption was financed with borrowings under the bank credit facility. The Company's average interest rate for 1999 was 8.1% compared to 10.0% in 1998.

     Depletion, depreciation and amortization expense for 1999 totaled $40.7 million, a decrease of $951,000 or 2% from 1998. Depletion expense totaled $39.8 million or $1.01 per Mcfe for 1999 compared to $40.9 million or $1.14 per Mcfe for 1998. The decrease in depletion expense resulted primarily from a lower depletion rate, partially offset by higher oil and gas production. The depletion rate was lowered in the second and fourth quarters of 1999 in conjunction with the completion of the mid-year and year-end reserve reports reflecting additional oil and gas reserves due primarily to the identification of additional refrac projects and drilling locations, upward revisions due to over-performance and the increase in oil and gas prices. Depreciation and amortization expense for 1999 totaled $947,000 or $0.02 per Mcfe compared to $807,000 or $0.02 per Mcfe for 1998.

     Comparison of 1998 results to 1997. Revenues for 1998 totaled $74.7 million, a 26% decrease from the prior year. The decrease was due primarily to a sharp decline in oil and gas prices and, to a lesser extent, lower production. The net loss in 1998 was $4.5 million compared to net loss of $16.9 million in 1997. The net loss in 1997 was primarily attributed to a $26.0 million impairment of oil and gas properties recorded in the fourth quarter of 1997. Exclusive of the non-cash impairment, the Company would have reported $9.1 million of net income in 1997. No impairment of oil and gas properties was recorded in 1998.

     Average daily oil and gas production for 1998 totaled 4,654 barrels and
69.9 MMcf (97.8 MMcfe), decreases of 10% and 5%, respectively, from 1997. During 1998, 36 wells and 75 recompletions and refracs were placed on production, compared to 28 wells and 102 recompletions and refracs in 1997.

     Average oil prices decreased from $19.70 per barrel in 1997 to $13.29 in 1998. Average natural gas prices decreased from $2.32 per Mcf in 1997 to $1.94 in 1998. The average oil price includes hedging gains in 1997 and 1998 of $297,000 or $0.16 per barrel and $285,000 or $0.17 per barrel. The decrease in natural gas prices was primarily the result of the decrease in the average CIG and PEPL indexes for 1998 compared to 1997 and lower natural gas liquids prices in 1998. The average natural gas price for 1997 and 1998 included hedging gains of $2.0 million or $0.07 per Mcf and $1.7 million or $0.06 per Mcf. Direct operating expenses totaled $17.3 million or $0.49 per Mcfe in 1998 compared to $18.8 million or $0.49 per Mcfe in the prior year. The decrease in operating expenses was primarily attributed to the decrease in production taxes as a result of lower average product prices somewhat offset by increases in well workovers and more effective production methods.

     General and administrative expenses, net of third party reimbursements, for 1998 and 1997 totaled $7.1 million and $7.2 million, respectively. Included in general and administrative expense is $1.5 million and $2.0 million in 1998 and 1997 of non-cash expenses related to the common stock grants awarded to officers and managers of the Company in conjunction with the redistribution of SOCO's ownership of the Company in 1997. In the fourth quarter of 1998, the Company instituted a cost reduction program in response to the sharp decline in oil and gas prices. This plan resulted in the elimination of nine positions, or 15% of the Company's office staff, and the institution of additional cost cutting measures. The Company incurred approximately $500,000 of charges related to this restructuring.

     Interest and other expenses totaled $13.0 million in 1998, a decrease of $3.0 million or 19% from the prior year. Interest expense decreased as a result of lower average debt levels and the repurchase of over $22.0 million of face amount of 11.75% Subordinated Notes, through borrowings under the bank credit facility. The Company's average interest rate for 1998 was 10.0% compared to 9.6% in 1997.

     Depletion, depreciation and amortization expense for 1998 totaled $41.7 million, a decrease of $7.4 million or 15% from 1997. Depletion expense totaled $40.9 million or $1.14 per Mcfe, for 1998 compared to $46.2 million or $1.21 per Mcfe for 1997. The decrease in depletion expense resulted primarily from lower oil and natural gas production and a reduction of the depletion rate to $1.08 per Mcfe in the fourth quarter of 1998 due to the increase in proved reserves at December 31, 1998. Depreciation and amortization expense for 1998 totaled $807,000 or $0.02 per Mcfe compared to $2.9 million or $0.08 per Mcfe for 1997. Amortization expense for 1997 included $2.5 million related to the expensing of a noncompete agreement.

Development, Acquisition and Exploration

     During 1999, the Company incurred $24.0 million in capital expenditures, including $21.1 million of development expenditures. During the period, the Company successfully drilled or deepened 36 wells, refraced 113 wells, and recompleted three wells. The Company also acquired additional interests in Wattenberg reserves for $2.2 million. The Company anticipates incurring approximately $35.0 million on the further development of its properties during 2000. The decision to increase or decrease development activity is heavily dependent on the prices being received for production.

Financial Condition and Capital Resources

     At December 31, 1999, the Company had $330.2 million of assets. Total capitalization was $297.9 million, of which 56% was represented by stockholders" equity and 44% by bank debt. During 1999, net cash provided by operations totaled $49.7 million, as compared to $34.3 million in 1998 ($56.4 million and $37.0 million prior to changes in working capital, respectively). At December 31, 1999, there were no significant commitments for capital expenditures. The Company anticipates 2000 capital expenditures, exclusive of acquisitions, to approximate $35.0 million. The level of these and other future expenditures is largely discretionary, and the amount of funds devoted to any particular activity may increase or decrease significantly, depending on available opportunities and market conditions. The Company plans to finance its ongoing development, acquisition and exploration expenditures and additional equity security repurchases using internal cash flow, proceeds from asset sales and bank borrowings. In addition, joint ventures or future public and private offerings of debt or equity securities may be utilized.

     In July 1999, in conjunction with the redemption of the 11.75% Senior Subordinated Notes, the Company entered into a Second Amended and Restated Bank Credit Agreement (the "Credit Agreement"). The Credit Agreement is a revolving credit facility in an aggregate amount up to $200.0 million. The amount available under the facility is adjusted semi-annually, each May 1 and November 1, and equaled $175.0 million at December 31, 1999.

     The Credit Agreement contains certain financial covenants, including but not limited to a maximum total debt to EBITDA ratio and a minimum current ratio. The Credit Agreement also contains certain negative covenants, including but not limited to restrictions on indebtedness; certain liens; guaranties, speculative derivatives and other similar obligations; asset dispositions; dividends, loans and advances; creation of subsidiaries; investments; leases; acquisitions; mergers; changes in fiscal year; transactions with affiliates; changes in business conducted; sale and leaseback and operating lease transactions; sale of receivables; prepayment of other indebtedness; amendments to principal documents; negative pledge causes; issuance of securities; and non-speculative commodity hedging. Borrowings under the Credit Agreement mature in July 2003, but may be prepaid at anytime. The Company has periodically negotiated extensions of the Credit Agreement; however, there is no assurance the Company will be able to do so in the future. The Company had a restricted payment basket, as defined by the Credit Agreement, of $1.1 million as of December 31, 1999, which may be used to repurchase common stock, preferred stock and warrants and pay dividends on its common stock. The restricted payment basket was reset at January 1, 2000 at $10.0 million.

     The Company may elect that all or a portion of the credit facility bear interest at a rate equal to: (i) the higher of (a) the prime rate or (b) the Federal Funds Effective Rate plus .5%, or (ii) the rate at which Eurodollar deposits for one, two, three or six months (as selected by the Company) are offered in the interbank Eurodollar market plus a margin which fluctuates from 1.00% to 1.50%, determined by a debt to EBITDA ratio. The average interest rate under the facility approximated 6.6% during 1999 and was 7.2% at December 31, 1999.

     In October 1998, the Company entered into an interest rate swap contract for a two-year period, extendable for one additional year at the option of the third party. The contract is for $30.0 million principal with a fixed interest rate of 4.57% payable by the Company and the variable interest rate, the three-month LIBOR, payable by the third party. The difference between the Company's fixed rate of 4.57% and the three-month LIBOR rate, which is reset every 90 days, is received or paid by the Company in arrears every 90 days. The Company received $184,000 in 1999 pursuant to this contract.

     The Company had $74.0 million of 11.75% Senior Subordinated Notes due July 15, 2004 outstanding on December 31, 1998. The Notes had been reflected in the accompanying financial statements at a book value of 105.875% of their principal amount, the initial call price ($69.9 million of principal amount outstanding as of December 31, 1998). The Notes became redeemable on July 15, 1999. The Company redeemed all of the Notes at the call price of 105.875% on July 15, 1999. The redemption was financed with borrowings under the bank credit facility.

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

     The Company has entered into arrangements to monetize its Section 29 tax credits. These arrangements result in revenue increases of approximately $0.40 per Mcf on production volumes from qualified Section 29 properties. As a result, additional gas revenues of $1.8 million, $2.1 million and $2.9 million were recognized during 1997, 1998 and 1999, respectively. These arrangements are expected to increase revenues through December 31, 2002, at which point the tax credits expire.

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

     The Company believes that borrowings available under its Credit Agreement, projected operating cash flows and the cash on hand will be sufficient to cover its working capital, capital expenditures, planned development activities and debt service requirements for the next 12 months. In connection with consummating any significant acquisition, additional debt or equity financing will be required, which may or may not be available on terms that are acceptable to the Company.

Certain Factors That May Affect Future Results

     Statements that are not historical facts contained in this report are forward-looking statements that involve risks and uncertainties that could cause actual results to differ from projected results. Such statements address activities, events or developments that the Company expects, believes, projects, intends or anticipates will or may occur, including such matters as future capital, development and exploration expenditures (including the amount and nature thereof), drilling, deepening or refracing of wells, reserve estimates (including estimates of future net revenues associated with such reserves and the present value of such future net revenues), future production of oil and natural gas, business strategies, expansion and growth of the Company's operations, cash flow and anticipated liquidity, prospect development and property acquisition, obtaining financial or industry partners for prospect or program development, or marketing of oil and natural gas. Factors that could cause actual results to differ materially ("Cautionary Disclosures") are described, among other places, in the Marketing, Competition, and Regulation sections in this Form 10-K and under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations." Without limiting the Cautionary Disclosures so described, Cautionary Disclosures include, among others: general economic conditions, the market price of oil and natural gas, the risks associated with exploration, the Company's ability to find, acquire, market, develop and produce new properties, operating hazards attendant to the oil and natural gas business, uncertainties in the estimation of proved reserves and in the projection of future rates of production and timing of development expenditures, the strength and financial resources of the Company's competitors, the Company's ability to find and retain skilled personnel, climatic conditions, labor relations, availability and cost of material and equipment, environmental risks, the results of financing efforts, and regulatory developments. All written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Disclosures. The Company disclaims any obligation to update or revise any forward-looking statement to reflect events or circumstances occurring hereafter or to reflect the occurrence of anticipated or unanticipated events.

Year 2000 Issues

     The Company is aware of the issues associated with the programming code in many existing computer systems and devices with embedded technology. The "Year 2000" problem concerns the inability of information and technology-based operating systems to properly recognize and process date-sensitive information beyond December 31, 1999. Since 1997, the Company has been upgrading its information systems with Year 2000 compliant software and hardware. The conversion from calendar year 1999 to calendar year 2000 occurred without any disruption to the Company's operations or business systems. The Company will continue to monitor any Year 2000 issues, both internally and with third party dependencies with respect to vendors, suppliers, customers and other significant business relationships. Such monitoring will be on going and encompassed in normal operations. The total costs incurred to date in the assessment, evaluation and remediation of the Year 2000 matters plus any additional costs that may be incurred are expected to be less than management's original estimate of $100,000.

Market and Commodity Risk

     The Company's major market risk exposure is in the pricing applicable to its oil and natural gas production. Realized pricing is primarily driven by the prevailing domestic price for oil and spot prices applicable to the Rocky Mountain and Mid-Continent regions for its natural gas production. Historically, prices received for oil and gas production have been volatile and unpredictable. Pricing volatility is expected to continue. Natural gas price realizations during 1999, exclusive of any hedges, ranged from a monthly low of $1.51 per Mcf to a monthly high of $2.70 per Mcf. Oil prices, exclusive of any hedges, ranged from a monthly low of $10.70 per barrel to a monthly high of $24.61 per barrel during 1999. Both oil and natural gas prices increased significantly from the first quarter to the fourth quarter of 1999. A significant decline in the prices of oil or natural gas could have a material adverse effect on the Company's financial condition and results of operations.

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

     As of December 31, 1999, the Company had entered into swap contracts for oil (NYMEX based) for approximately 2,700 barrels of oil per day for 2000 at fixed prices ranging from $18.86 to $24.95 per barrel. Certain swap contracts for oil (NYMEX based) contain "knock out" provisions. These contracts cover 1,000 barrels of oil per day with a swap price of $21.00 per barrel and a "knock out" price of $16.00 per barrel for the period January 2000 to December 2000, 500 barrels of oil per day with a swap price of $22.20 per barrel and a "knock out" price of $17.00 per barrel for the period March 2000 to December 2000 and 500 barrels of oil per day with a swap price of $22.70 per barrel and a "knock out" price of $16.00 per barrel for the period March 2000 to June 2000. If the average price of NYMEX WTI crude oil falls below the "knock out" price for the contract month, the swaps will be considered "knocked out" and no payment will be made to the Company for the applicable month. The overall weighted average hedged price for the swap contracts is $21.17 per barrel for 2000 (NYMEX based). The unrecognized losses on these contracts totaled $1.9 million based on estimated market values at December 31, 1999.

     As of December 31, 1999, the Company had entered into natural gas swap contracts for approximately 17,000 MMBtu's per day for the period January 2000 through October 2000 at fixed prices ranging from $2.06 to $2.62 per MMBtu on CIG index based swap contracts. The Company also has entered into physical natural gas sale contracts for the delivery of approximately 15,000 of MMBtu's per day for the period January 2000 through March 2000 at prices ranging from $2.73 to $2.84 per MMBtu. The weighted average daily volumes and prices for these natural gas swaps and physical contracts are 21,500 MMBtu's per day at $2.30 per MMBtu for the period January 2000 through October 2000. The unrecognized gain on the swap contracts totaled $582,000 based on estimated market values at December 31, 1999.

     As of February 23, 2000, the Company was a party to the following fixed price swap and physical arrangements:

                                             Oil (NYMEX)               Gas (CIG)
                                        ----------------------  -----------------------
                                        Average Daily           Average Daily
       Time Period                       Volume (Bbl)   $/Bbl   Volume (MMbtu)  $/MMbtu
-------------------------               --------------  ------  --------------  -------
01/01/00 - 03/31/00..................        3,500      $21.14       38,300       $2.56
04/01/00 - 06/30/00..................        3,500       21.55       46,600        2.18
07/01/00 - 09/30/00..................        3,500       22.21       41,700        2.17
10/01/00 - 12/31/00 (a)..............        2,700       21.51       13,500        2.17

01/01/01 - 06/30/01 (a)..............        1,000       23.20            -           -
07/01/01 - 12/31/01 (a)..............          750       23.13            -           -

     (a) In addition to the "knock out" oil swaps entered into as of December 31, 1999 described above, the table includes additional "knock-out" swap contracts the Company has entered into subsequent to year-end. These contracts are for 500 barrels a day at a weighted average price of $22.38 per barrel for the fourth quarter of 2000 with a "knock out" provision of $16.00 per barrel, 1,000 barrels per day at a weighted average price of $23.20 for the first six months of 2001 and 750 barrels per day at a weighted average price of $23.13 per barrel for the final six months of 2001. Each of the 2001 contracts contain a "knock out" provision of $17.00 per barrel.

Inflation and Changes in Prices

     While certain costs are affected by the general level of inflation, factors unique to the oil and natural gas industry result in independent price fluctuations. Over the past five years, significant fluctuations have occurred in oil and natural gas prices. Although it is particularly difficult to estimate future prices of oil and natural gas, price fluctuations have had, and will continue to have, a material effect on the Company.

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

                                                    Average Prices
                                       ---------------------------------------
                                                  Natural        Equivalent
                                          Oil       Gas             Mcf
                                          ---       ---             ---
                                       (Per Bbl)   (Per Mcf)     (Per Mcfe)
          Annual
          ------
          1995......................    $16.43        $1.34            $1.73
          1996......................     20.47         1.99             2.41
          1997......................     19.54         2.25             2.55
          1998......................     13.13         1.87             1.96
          1999......................     17.71         2.21             2.40

          Quarterly
          ---------

          1998
          ----
          First.....................    $14.70        $2.04            $2.16
          Second....................     13.41         1.95             2.03
          Third.....................     12.83         1.72             1.84
          Fourth....................     11.45         1.78             1.81

          1999
          ----
          First.....................    $11.65        $1.65            $1.72
          Second....................     16.10         1.99             2.17
          Third.....................     19.90         2.48             2.68
          Fourth....................     23.01         2.63             2.92

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                            Page
                                                                            ----
PATINA OIL & GAS CORPORATION

   Report of Independent Public Accountants...............................   F-2

   Consolidated Balance Sheets as of December 31, 1998 and 1999...........   F-3

   Consolidated Statements of Operations for the years ended
        December 31, 1997, 1998 and 1999..................................   F-4

   Consolidated Statements of Changes in Stockholders' Equity
        for the years ended December 31, 1997, 1998 and 1999..............   F-5

   Consolidated Statements of Cash Flows for the years ended
        December 31, 1997, 1998 and 1999..................................   F-6

   Notes to Consolidated Financial Statements.............................   F-7

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Stockholders of
Patina Oil & Gas Corporation:

We have audited the accompanying consolidated balance sheets of Patina Oil & Gas Corporation (a Delaware corporation) and subsidiaries as of December 31, 1998 and 1999, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Patina Oil & Gas Corporation and subsidiaries as of December 31, 1998 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with generally accepted accounting principles.


Denver, Colorado,                             ARTHUR ANDERSEN LLP
February 23, 2000

                         PATINA OIL & GAS CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                       (In thousands except share data)

                                                              December 31,
                                                         ---------------------
                                                            1998        1999
                                                         ---------   ---------
                                    ASSETS
Current assets
 Cash and equivalents                                    $  10,086   $     626
 Accounts receivable                                         9,953      15,694
 Inventory and other                                         3,286       3,030
                                                         ---------   ---------
                                                            23,325      19,350
                                                         ---------   ---------

Oil and gas properties, successful efforts method          598,712     621,767
 Accumulated depletion, depreciation and amortization     (273,935)   (313,732)
                                                         ---------   ---------
                                                           324,777     308,035
                                                         ---------   ---------

Gas facilities and other                                     6,692       3,790
 Accumulated depreciation                                   (4,590)     (2,251)
                                                         ---------   ---------
                                                             2,102       1,539
                                                         ---------   ---------

Other assets, net                                            1,329       1,292
                                                         ---------   ---------
                                                         $ 351,533   $ 330,216
                                                         =========   =========

                     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
 Accounts payable                                        $  16,825   $  14,993
 Accrued liabilities                                         6,754       4,115
                                                         ---------   ---------
                                                            23,579      19,108
                                                         ---------   ---------

Senior debt                                                 68,000     132,000
Subordinated notes                                          74,021           -
Other noncurrent liabilities                                 9,957      13,218

Commitments and contingencies

Stockholders' equity
 Preferred Stock, $.01 par, 5,000,000 shares
  authorized, 3,166,860 and 2,383,328 shares issued
  and outstanding                                               32          24
 Common Stock, $.01 par, 100,000,000 shares
  authorized, 15,752,389 and 16,131,310 shares
  issued and outstanding                                       158         161
 Capital in excess of par value                            206,792     188,545
 Deferred compensation                                      (1,038)       (279)
 Retained earnings (deficit)                               (29,968)    (22,561)
                                                         ---------   ---------
                                                           175,976     165,890
                                                         ---------   ---------
                                                         $ 351,533   $ 330,216
                                                         =========   =========

  The accompanying notes are an integral part of these statements.

                         PATINA OIL & GAS CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands except per share data)

                                                          Year Ended December 31,
                                                       ----------------------------
                                                         1997      1998      1999
                                                       --------   -------   -------
Revenues
   Oil and gas sales                                   $ 99,539   $72,177   $90,407
   Other                                                    794     2,533     1,164
                                                       --------   -------   -------
                                                        100,333    74,710    91,571
                                                       --------   -------   -------

Expenses
   Direct operating                                      18,790    17,340    18,173
   Exploration                                              131        59       666
   General and administrative                             7,154     7,139     6,185
   Interest and other                                    16,038    13,001    10,844
   Depletion, depreciation and amortization              49,076    41,695    40,744
   Impairment of oil and gas properties                  26,047         -         -
                                                       --------   -------   -------
                                                        117,236    79,234    76,612
                                                       --------   -------   -------

Income (loss) before taxes                              (16,903)   (4,524)   14,959
                                                       --------   -------   -------

Provision (benefit) for income taxes
   Current                                                    -         -         -
   Deferred                                                   -         -         -
                                                       --------   -------   -------
                                                              -         -         -
                                                       --------   -------   -------

Net income (loss)                                      $(16,903)  $(4,524)  $14,959
                                                       ========   =======   =======

Basic net income (loss) per common share               $  (1.11)  $ (0.68)  $  0.52
                                                       ========   =======   =======
Diluted net income (loss) per common share             $  (1.11)  $ (0.68)  $  0.50
                                                       ========   =======   =======

Basic weighted average shares outstanding                18,324    16,025    15,972
                                                       ========   =======   =======
Diluted weighted average shares outstanding              18,324    16,025    16,471
                                                       ========   =======   =======

  The accompanying notes are an integral part of these statements.

                         PATINA OIL & GAS CORPORATION

                     CONSOLIDATED STATEMENTS OF CHANGES IN
                             STOCKHOLDERS" EQUITY
                                (In thousands)

                                                                          Capital in                 Retained
                                       Preferred Stock   Common Stock     Excess of     Deferred     Earnings
                                       ---------------  --------------
                                       Shares   Amount  Shares  Amount    Par Value   Compensation   (Deficit)
                                       ------   ------  ------  ------    ---------   ------------   ---------
 Balance, December 31, 1996             1,594   $   16  18,887  $  189    $ 194,066   $          -   $   1,965

 Repurchase of common and preferred      (126)      (1) (3,101)    (31)     (32,723)             -           -

 Issuance of common                         -        -     664       7        7,958         (1,828)          -

 Issuance of preferred                  1,600       16       -       -       38,516              -           -

 Preferred dividends and accretion         26        -       -       -          708              -      (3,346)

 Common dividends                           -        -       -       -            -              -        (168)

 Net loss                                   -        -       -       -            -              -     (16,903)
                                       ------   ------  ------  ------    ---------   ------------   ---------

 Balance, December 31, 1997             3,094       31  16,450     165      208,525         (1,828)    (18,452)

 Repurchase of common and preferred       (68)      (1) (1,338)    (13)      (8,676)             -           -

 Issuance of common                         -        -     640       6        3,224           (688)          -

 Preferred dividends and accretion        141        2       -       -        3,719              -      (6,335)

 Common dividends                           -        -       -       -            -              -        (657)

 Net loss                                   -        -       -       -            -          1,478      (4,524)
                                       ------   ------  ------  ------    ---------   ------------   ---------

 Balance, December 31, 1998             3,167       32  15,752     158      206,792         (1,038)    (29,968)

 Repurchase of common and preferred      (735)      (7)   (868)     (9)     (24,674)             -        (489)

 Conversion of preferred into common     (168)      (2)    489       4            -              -           -

 Issuance of common                         -        -     758       8        3,108           (334)          -

 Preferred dividends and accretion        119        1       -       -        3,319              -      (6,251)

 Common dividends                           -        -       -       -            -              -        (812)

 Net income                                 -        -       -       -            -          1,093      14,959
                                       ------   ------  ------  ------    ---------   ------------   ---------

 Balance, December 31, 1999             2,383   $   24  16,131  $  161    $ 188,545   $       (279)  $ (22,561)
                                       ======   ======  ======  ======    =========   ============   =========

       The accompanying notes are an integral part of these statements.

                         PATINA OIL & GAS CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)

                                                                                            Year Ended December 31,
                                                                                    ---------------------------------------

                                                                                      1997          1998         1999
                                                                                    --------      ----------   ------------
Operating activities
   Net income (loss)                                                                $ (16,903)    $  (4,524)    $  14,959
   Adjustments to reconcile net income (loss) to net
     cash provided by operations
        Exploration expense                                                               131            59           666
        Depletion, depreciation and amortization                                       49,076        41,695        40,744
        Impairment of oil and gas properties                                           26,047             -             -
        Deferred compensation expense                                                   1,987         1,478         1.046
        Amortization of deferred credits                                                    -          (622)       (1,211)
        Amortization of loan fees                                                           -             -           152
        Gain on sale of other assets                                                     (338)       (1,124)            -
        Changes in current and other assets and liabilities
          Decrease (increase) in
             Accounts receivable                                                        4,548         5,354        (5,741)
             Inventory and other                                                         (213)           63          (180)
          Increase (decrease) in
             Accounts payable                                                           5,639        (3,626)       (1,833)
             Accrued liabilities                                                       (1,248)       (3,092)       (2,412)
             Other assets and liabilities                                                 (81)       (1,330)        3,470
        Net cash provided by operating activities                                   ---------     ---------     ---------
                                                                                       68,645        34,331        49,660
                                                                                    ---------     ---------     ---------

Investing activities
   Acquisition, development and exploration                                           (19,831)      (24,089)      (24,003)
   Other                                                                                1,030           944           334
        Net cash used by investing activities                                       ---------     ---------     ---------
                                                                                      (18,801)      (23,145)      (23,669)
                                                                                    ---------     ---------     ---------

Financing activities
   Decrease in indebtedness                                                           (51,159)       (4,414)      (10,021)
   Deferred credits                                                                     2,005         1,271         2,087
   Loan origination fees                                                                    -             -          (455)
   Issuance of preferred stock                                                         39,432             -             -
   Issuance of common stock                                                             2,795         1,396         2,040
   Cost of common stock and preferred issuance                                           (900)            -             -
   Repurchase of common stock and warrants                                            (28,946)       (7,315)       (6,582)
   Repurchase of preferred stock                                                       (3,809)       (1,375)      (18,106)
   Preferred stock redemption premium                                                       -             -          (489)
   Preferred dividends                                                                 (2,638)       (2,615)       (3,113)
   Common dividends                                                                      (168)         (657)         (812)
                                                                                    ---------     ---------     ---------
          Net cash used by financing activities                                       (43,388)      (13,709)      (35,451)
                                                                                    ---------     ---------     ---------

Increase (decrease) in cash                                                             6,456        (2,523)       (9,460)
Cash and equivalents, beginning of period                                               6,153        12,609        10,086
                                                                                    ---------     ---------     ---------
Cash and equivalents, end of period                                                 $  12,609     $  10,086     $     626
                                                                                    =========     =========     =========

       The accompanying notes are an integral part of these statements.

                         PATINA OIL & GAS CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)  ORGANIZATION AND NATURE OF BUSINESS

     Patina Oil & Gas Corporation (the "Company" or "Patina"), a Delaware corporation, was formed in 1996 to hold the assets of Snyder Oil Corporation ("SOCO") in the Wattenberg Field and to facilitate the acquisition of Gerrity Oil & Gas Corporation ("Gerrity"). In conjunction with the Gerrity Acquisition, SOCO received 14.0 million common shares. In 1997, a series of transactions eliminated SOCO's ownership in the Company.

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

     In 1995, the Company adopted Statement of Financial Accounting Standards No. 121 ("SFAS 121"), "Accounting for the Impairment of Long-Lived Assets." SFAS 121 requires the Company to assess the need for an impairment of capitalized costs of oil and gas properties on a field-by-field basis. During 1997, the Company recorded an impairment of $26.0 million to oil and gas properties as the estimated future cash flows (undiscounted and without interest charges) expected to result from these assets and their disposition, largely proven undeveloped drilling locations, was less than their net book value. The impairment primarily resulted from low year-end oil and natural gas prices. While no impairments were necessary in 1998 or 1999, changes in underlying assumptions or the amortization units could result in impairments in the future.

Gas facilities and other

     Depreciation of gas gathering and transportation facilities is provided using the straight-line method over the estimated useful life of five years. Equipment is depreciated using the straight-line method with estimated useful lives ranging from three to five years.

Other Assets

     Other Assets at December 31, 1998 and 1999 were comprised of $1.3 million and $988,000 of notes receivable from officers and key managers of the Company, respectively. See Note (9). At December 31, 1999, the balance also included net loan origination fees of $303,000. These fees are being amortized on a straight-line basis over 18 months.

Section 29 Tax Credits

     The Company has entered into arrangements to monetize its Section 29 tax credits. These arrangements result in revenue increases of approximately $0.40 per Mcf on production volumes from qualified Section 29 properties. As a result, additional gas revenues of $1.8 million, $2.1 million and $2.9 million were recognized during 1997, 1998 and 1999, respectively. These arrangements are expected to increase revenues through December 31, 2002, at which point the tax credits expire.

Gas Imbalances

     The Company uses the sales method to account for gas imbalances. Under this method, revenue is recognized based on the cash received rather than the Company's proportionate share of gas produced. Gas imbalances at December 31, 1998 and 1999 were insignificant.

Financial Instruments

     The book value and estimated fair value of cash and equivalents was $10.1 million and $626,000 at December 31, 1998 and 1999. The book value and estimated fair value of the senior debt was $68.0 million and $132.0 million at December 31, 1998 and 1999. The book value of these assets and liabilities approximates fair value due to the short maturity or floating rate structure of these instruments. The book value of the Senior Subordinated Notes ("Subordinated Notes" or "Notes") was $74.0 million and the estimated fair value was $69.9 million at December 31, 1998. The Company redeemed the Notes in July 1999.

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

     The Company entered into various swap contracts for oil (NYMEX based) for 1997, 1998 and 1999. The Company recognized a loss of $27,000 in 1997, a gain of $238,000 in 1998 and a loss of $3.1 million in 1999 related to these swap contracts.

     The Company entered into various CIG and PEPL index based swap contracts for natural gas for 1997, 1998 and 1999. The Company recognized gains of $1.8 million and $1.5 million in 1997 and 1998 and a loss of $1.0 million in 1999 related to these swap contracts.

     As of December 31, 1999, the Company had entered into swap contracts for oil (NYMEX based) for approximately 2,700 barrels of oil per day for 2000 at fixed prices ranging from $18.86 to $24.95 per barrel. Certain swap contracts for oil (NYMEX based) contain "knock out" provisions. These contracts cover 1,000 barrels of oil per day with a swap price of $21.00 per barrel and a "knock out" price of $16.00 per barrel for the period January 2000 to December 2000, 500 barrels of oil per day with a swap price of $22.20 per barrel and a "knock out" price of $17.00 per barrel for the period March 2000 to December 2000 and 500 barrels of oil per day with a swap price of $22.70 per barrel and a "knock out" price of $16.00 per barrel for the period March 2000 to June 2000. If the average price of NYMEX WTI crude oil falls below the "knock out" price for the contract month, the swaps will be considered "knocked out" and no payment will be made to the Company for the applicable month. The overall weighted average hedged price for the swap contracts is $21.17 per barrel for 2000 (NYMEX based). The unrecognized losses on these contracts totaled $1.9 million based on estimated market values at December 31, 1999.

     As of December 31, 1999, the Company had entered into natural gas swap contracts for approximately 17,000 MMBtu's per day for the period January 2000 through October 2000 at fixed prices ranging from $2.06 to $2.62 per MMBtu on CIG index based swap contracts. The Company also has entered into physical natural gas sale contracts for the delivery of approximately 15,000 of MMBtu's per day for the period January 2000 through March 2000 at prices ranging from $2.73 to $2.84 per MMBtu. The weighted average daily volumes and prices for these natural gas swaps and physical contracts are 21,500 MMBtu's per day at $2.30 per MMBtu for the period January 2000 through October 2000. The unrecognized gain on the swap contracts totaled $582,000 based on estimated market values at December 31, 1999.

     As of February 23, 2000, the Company was a party to the following fixed price swap and physical arrangements:

                                   Oil (NYMEX)         Gas (CIG)
                               --------------------   --------------
                               Average Daily          Average Daily
Time Period                    Volume (Bbl)   $/Bbl   Volume (MMbtu)  $/MMbtu
-----------                    -------------  -----   --------------  -------
01/01/00 - 03/31/00...........     3,500     $21.14      38,300         $2.56
04/01/00 - 06/30/00...........     3,500      21.55      46,600          2.18
07/01/00 - 09/30/00...........     3,500      22.21      41,700          2.17
10/01/00 - 12/31/00 (a).......     2,700      21.51      13,500          2.17

01/01/01 - 06/30/01 (a).......     1,000      23.20           -             -
07/01/01 - 12/31/01 (a).......       750      23.13           -             -

     (a) In addition to the "knock out" oil swaps entered into as of December 31, 1999 described above, the table includes additional "knock-out" swaps the Company has entered into subsequent to year-end. These contracts are for 500 barrels a day at a weighted average price of $22.38 per barrel for the fourth quarter of 2000 with a "knock out" provision of $16.00 per barrel, 1,000 barrels per day at a weighted average price of $23.20 for the first six months of 2001 and 750 barrels per day at a weighted average price of $23.13 per barrel for the final six months of 2001. Each of the 2001 contracts contain a "knock out" provision of $17.00 per barrel.

     In October 1998, the Company entered into an interest rate swap contract for a two-year period, extendable for one additional year at the option of the third party. The contract is for $30.0 million principal with a fixed interest rate of 4.57% payable by the Company and the variable interest rate, the three-month LIBOR, payable by the third party. The difference between the Company's fixed rate of 4.57% and the three-month LIBOR rate, which is reset every 90 days, is received or paid by the Company in arrears every 90 days. The Company received $184,000 in 1999 pursuant to this contract. The unrecognized gain on this contract totaled $495,000 based on estimated market values at December 31, 1999.

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded on the balance sheet as either an asset or liability measured at its fair value. It also requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. SFAS 133 is effective for fiscal years beginning after June 15, 2000. The Company has not yet quantified the impacts of adopting SFAS 133 on its financial statements and has not determined the timing of, or method of, adoption of SFAS 133. However, SFAS 133 could increase volatility in earnings and other comprehensive income.

Stock Options and Awards

     The Company accounts for its stock-based compensation plans under the principles prescribed by the Accounting Principles Board's Opinion No. 25 ("APB No. 25"), "Accounting for Stock Issued to Employees." Accordingly, stock options awarded under the Employee Plan and the Non-Employee Directors Plan are considered to be "noncompensatory" and do not result in recognition of compensation expense. However, the restricted stock awarded under the Restricted Stock Plan is considered to be "compensatory" and the Company recognized $2.0 million, $1.5 million and $1.0 million of non-cash general and administrative expenses for 1997, 1998 and 1999, respectively. See Note (6).

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

Supplemental Cash Flow Information

     The Company incurred the following significant non-cash items:

                                                       Year-Ended December 31,
                                                       -----------------------
                                                            1998       1999
                                                            ----       ----
     Stock grant award................................    $  688     $  335
     Stock Purchase Plan..............................       173         53
     Dividends and accretion - 8.50% preferred stock..     3,720      3,321
     401(k) profit sharing in common stock............       338        483

     The 1998 stock grant award represents 100,000 common shares granted to the President in conjunction with his appointment in the first quarter of 1998 and has been recorded as Deferred Compensation in the equity section of the accompanying consolidated balance sheets. The 1999 stock grant award represents 100,000 common shares granted to the Chief Executive Officer in conjunction with his voluntary reduction in cash salary, waiver of any 1998 bonus and other compensation arrangements in the second quarter of 1999. The Company recognized $1.5 million and $1.0 million of non-cash general and administrative expenses for 1998 and 1999 related to these stock grants and the stock grants awarded to officers and managers in conjunction with the redistribution of SOCO's ownership of the Company. See Note (9).

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

(3)  OIL AND GAS PROPERTIES

     The cost of oil and gas properties at December 31, 1998 and 1999 included approximately $585,000 and $225,000 in net unevaluated leasehold costs related to a prospect in Wyoming. Acreage is generally held for exploration, development or resale and its value, if any, is excluded from amortization. The following table sets forth costs incurred related to oil and gas properties:


                                       1997         1998         1999
                                     --------      -------      -------
                                                (In thousands)

      Acquisition............         $ 2,225      $ 2,319      $ 2,215
      Development............          17,013       21,711       21,122
      Exploration and other..             131           59          666
                                      -------      -------      -------
                                      $19,369      $24,089      $24,003
                                      =======      =======      =======

(4)  INDEBTEDNESS

   The following indebtedness was outstanding on the respective dates:


                                                December 31,
                                         -----------------------
                                          1998             1999
                                         -------         -------
                                              (In thousands)


      Bank facilities.................   $68,000         $132,000
      Less current portion............         -                -
                                         -------         --------
      Senior debt, net................   $68,000         $132,000
                                         =======         ========

      Subordinated notes..............   $74,021         $      -
                                         =======         ========

     In July 1999, in conjunction with the redemption of the 11.75% Senior Subordinated Notes, the Company entered into a Second Amended and Restated Bank Credit Agreement (the "Credit Agreement"). The Credit Agreement is a revolving credit facility in an aggregate amount up to $200.0 million. The amount available under the facility is adjusted semi-annually, each May 1 and November 1, and equaled $175.0 million at December 31, 1999.

     The Company may elect that all or a portion of the credit facility bear interest at a rate equal to: (i) the higher of (a) the prime rate or (b) the Federal Funds Effective Rate plus .5%, or (ii) the rate at which Eurodollar deposits for one, two, three or six months (as selected by the Company) are offered in the interbank Eurodollar market plus a margin which fluctuates from 1.00% to 1.50%, determined by a debt to EBITDA ratio. The average interest rate under the facility approximated 6.6% during 1999 and was 7.2% at December 31, 1999.

     In October 1998, the Company entered into an interest rate swap contract for a two-year period, extendable for one additional year at the option of the third party. The contract is for $30.0 million principal with a fixed interest rate of 4.57% payable by the Company and the variable interest rate, the three-month LIBOR, payable by the third party. The difference between the Company's fixed rate of 4.57% and the three-month LIBOR rate, which is reset every 90 days, is received or paid by the Company in arrears every 90 days. The Company received $184,000 in 1999 pursuant to this contract.

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

Borrowings under the Credit Agreement mature in July 2003, but may be prepaid at anytime. The Company has periodically negotiated extensions of the Credit Agreement; however, there is no assurance the Company will be able to do so in the future. The Company had a restricted payment basket, as defined in the Credit Agreement, of $1.1 million as of December 31, 1999, which may be used to repurchase common stock, preferred stock and warrants and pay dividends on its common stock. The restricted payment basket was reset at January 1, 2000 at $10.0 million.

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

     Scheduled maturities of indebtedness for the next five years are zero for 2000, 2001, 2002 and $132.0 million in 2003. Management intends to review the facility and extend the maturity on a regular basis; however, there can be no assurance that the Company will be able to do so. Cash payments for interest totaled $16.5 million, $14.0 million and $14.3 million during 1997, 1998 and 1999, respectively.

(5)  STOCKHOLDERS" EQUITY

     A total of 100,000,000 common shares, $0.01 par value, are authorized of which 16,131,310 were issued and outstanding at December 31, 1999. The common stock is listed on the New York Stock Exchange. Prior to December 1997, no dividends had been paid on common stock. A quarterly cash dividend of $0.01 per common share was initiated in December 1997 and was continued through the third quarter of 1999. The common dividend was increased to $0.02 per common share in the fourth quarter of 1999. The following is a schedule of the changes in the Company's shares of common stock:

                                                             1997        1998         1999
                                                         -----------  -----------  -----------
          Beginning Common Shares Outstanding..........  18,886,900   16,450,400   15,752,400
          Sale of shares to management.................     303,800      100,000            -
          Shares issued to 8.50% preferred investors...     160,000            -            -
          Exercise of stock options....................      11,700            -      226,300
          Shares issued under Stock Purchase Plan......           -      180,900       92,900
          Shares issued in lieu of salaries & bonuses..           -       76,700      164,800
          Shares issued for directors fees.............       4,500       11,900        8,600
          Conversion of 7.125% preferred...............           -            -      488,800
          Shares issued to deferred compensation plan..           -            -       35,200
          Stock grant (vested).........................     124,000      131,600      168,600
          401(K) profit sharing contribution...........      59,900      138,500       61,300
          Shares repurchased and retired...............  (3,100,400)  (1,337,600)    (867,600)
                                                         ----------   ----------   ----------
          Ending Common Shares Outstanding.............  16,450,400   15,752,400   16,131,300
                                                         ==========   ==========   ==========

     At December 31, 1999, the Company had 2,919,451 $12.50 common stock warrants outstanding. These warrants are exercisable at $12.50 for one share of common stock and expire in May 2001. The common stock warrants are listed on the New York Stock Exchange.

     A total of 5,000,000 preferred shares, $0.01 par value, are authorized. At December 31, 1999, the Company had 2,383,328 shares outstanding related to two issues of preferred stock consisting of 7.125% preferred shares and 8.50% preferred shares.

     At December 31, 1999 there were 564,817 shares of 7.125% preferred stock outstanding with an aggregate liquidation preference of $14.1 million. Each share of 7.125% preferred stock is convertible into common stock at any time at $8.61 per share, or 2.9036 common shares. The 7.125% preferred stock pays quarterly cash dividends, when declared by the Board of Directors, based on an annual rate of $1.78 per share. The 7.125% preferred stock is currently redeemable at the option of the Company at $26.069 per share. The liquidation preference of the 7.125% preferred stock is $25.00 per share, plus accrued and unpaid dividends. In September 1999, the Company called for redemption one-half of its 7.125% preferred stock. The effective date of the redemption was October 25, 1999. Of the 625,600 preferred shares called, 168,300 were converted into 488,800 shares of common stock and the remaining 457,300 were redeemed for $12.0 million in cash. The cash redemption was financed with borrowings under the bank credit facility. In December 1999, the Company called for redemption the remainder of its 7.125% preferred stock. The effective date of the redemption was January 21, 2000. Of the 564,800 preferred shares called, 51,000 were converted into 148,000 shares of common stock and the remaining 513,800 were redeemed for $13.4 million in cash. The cash redemption was financed with borrowings under the bank credit facility. Holders of the 7.125% preferred stock are not generally entitled to vote, except with respect to certain limited matters. The Company paid $2.6 million, $2.6 million and $2.7 million in preferred dividends during 1997, 1998 and 1999, and had accrued an additional $327,000 and $114,000 at December 31, 1998 and 1999, respectively, for dividends. Included in the $2.7 million of preferred stock dividends paid in 1999 was $489,000 of redemption premium paid to shareholders that elected to redeem their preferred stock for cash on October 25, 1999.

     At December 31, 1999, there were 1,818,511 shares of 8.50% preferred stock outstanding with an aggregate liquidation preference of $45.5 million. Each share of the 8.50% preferred stock is convertible into common stock at any time at $9.50 per share or 2.6316 common shares. The 8.50 % preferred stock pays quarterly dividends, when declared by the Board of Directors, and are payable-in-kind ("PIK Dividend") until October 1999, and in cash thereafter. The 8.50% preferred stock is redeemable at the option of the Company at any time after October 2000 at 106% of its stated value declining by 2% per annum thereafter. The liquidation preference is $25.00 per share, plus accrued and unpaid dividends. The 8.50% preferred stock is privately held. Holders of the 8.50% preferred stock are generally entitled to vote with the common stock, based upon the number of shares of common stock into which the shares of 8.50% preferred stock are convertible. The Company paid $661,000, $3.5 million, and $3.7 million in dividends during 1997, 1998 and 1999, respectively. Dividends through October 21, 1999 were paid in kind ("PIK"). As such, the Company issued 26,437, 141,240 and 119,577 of additional 8.50% preferred shares as PIK dividends in 1997, 1998 and 1999, respectively. Dividends subsequent to October 21, 1999 of $737,000 were paid in cash in the fourth quarter of 1999.

     The Company adopted Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings per Share" during 1997. SFAS 128 specifies computation, presentation and disclosure requirements for earnings per share for entities with publicly held common stock or potential common stock.

                                                                          Year Ended December 31,
                                     --------------------------------------------------------------------------------------
                                                 1997                        1998                         1999
                                     --------------------------------------------------------------------------------------
                                         Net    Common     Per          Net    Common      Per       Net    Common     Per
                                         Loss   Shares    Share        Loss    Shares     Share    Income   Shares    Share
                                         ----   ------   -------       ----    ------    ------    ------   ------    -----
Basic net income (loss)              $ (16,903)  18,324             $ (4,524)    16,025            $14,959   15,972
7.125% preferred stock dividends        (2,638)       -               (2,615)         -             (2,681)       -        -
8.50% preferred stock dividends           (661)       -               (3,531)         -             (3,727)       -
Preferred stock accretion                  (47)       -                 (189)         -               (331)       -
                                      --------   ------               ------     ------             ------   ------
Basic net income (loss) attributable
 to common stock                       (20,249)  18,324    $(1.11)   (10,859)    16,025  $ (0.68)    8,220   15,972    $0.52
                                                           ======                        =======                       =====

Effect of dilutive securities:
7.125% preferred stock                       -        -                    -          -                  -        -
8.50% preferred stock                        -        -                    -          -                  -        -
Stock options                                -        -                    -          -                  -      222
Stock grant                                  -        -                    -          -                  -      277
$12.50 common stock warrants                 -        -                    -          -                  -        -
                                     ---------   ------             --------   --------           --------  -------
Diluted net income (loss) attributab
 to common stock                     $ (20,249)  18,324    $(1.11)  $(10,859)    16,025  $ (0.68) $  8,220   16,471    $0.50
                                     =========   ======    ======   ========   ========  =======  ========   ======    =====

   The potential common stock equivalents of the 7.125% and 8.50% preferred stock, $12.50 common stock warrants and stock options were anti-dilutive for all periods presented except 1999.

(6)  EMPLOYEE BENEFIT PLANS

401(k) Savings

     The Company has a 401(k) profit sharing and savings plan (the "401(k) Plan"). Eligible employees may make voluntary contributions to the 401(k) Plan. The amount of employee contributions is limited as specified in the 401(k) Plan. The Company may, at its discretion, make additional matching or profit sharing contributions to the 401(k) Plan. The Company has historically made profit sharing contributions to the 401(k) Plan, which totaled $453,000, $338,000 and $483,000 for 1997, 1998 and 1999, respectively. The profit sharing contributions were made in shares of the Company's common stock of 59,900, 138,500 and 61,300 common shares in 1997, 1998 and 1999, respectively.

Stock Purchase Plan

     In 1998, the Company adopted and the stockholders approved a stock purchase plan ("Stock Purchase Plan"). Pursuant to the Stock Purchase Plan, officers, directors and certain managers are eligible to purchase shares of common stock at prices ranging from 50% to 85% of the closing price of the stock on the trading day prior to the date of purchase ("Closing Price"). In addition, employee participants may be granted the right to purchase shares pursuant to the Stock Purchase Plan with all or a part of their salary and bonus. A total of 500,000 shares of common stock are reserved for possible purchase under the Stock Purchase Plan. In May 1999, an amendment to the Stock Purchase Plan was approved by the stockholders allowing for the annual renewal of the 500,000 shares of common stock reserved for possible purchase under the Plan. In 1998, the Board of Directors approved 291,300 common shares (exclusive of shares available for purchase with participants" salaries and bonuses) for possible purchase by participants at 75% of the Closing Price during the current Plan Year as defined in the Stock Purchase Plan. As of December 31, 1998, participants had purchased 257,600 shares of common stock, including 76,700 shares purchased with participant's 1997 bonuses, at prices ranging from $3.69 to $7.31 per share ($2.77 to $5.48 net price per share), resulting in cash proceeds to the Company of $1.3 million. In 1999, the Board of Directors approved 136,300 common shares (exclusive of shares available for purchase with participants" salaries and bonuses) for possible purchase by participants at 75% of the Closing Price during the current Plan Year as defined in the Stock Purchase Plan. As of December 31, 1999, participants had purchased 92,900 shares of common stock at prices ranging from $5.06 to $8.63 per share ($3.80 to $6.47 net price per share), resulting in cash proceeds to the Company of $395,000. The Company recorded non-cash general and administrative expenses of $173,000 and $53,000 associated with these purchases for 1998 and 1999, respectively.

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

                                                    Weighted
                                       Range         Average
                                    of Exercise      Exercise
                          Options    Price Per      Price Per
              Year        Granted   Common Share   Common Share
              ----        -------   -------------  ------------
          1996.........    512,000      $7.75         $7.75
          1997.........    521,000  $8.75 - $9.88     $9.75
          1998.........    614,000  $6.56 - $7.19     $7.03
          1999.........    630,000  $2.94 - $9.13     $3.54

     The options generally vest over a three-year period (30%, 60%, 100%) and expire five years from the date of grant, except for 250,000 five-year options which were fully vested at the date of grant in October 1997 at an exercise price of $9.88.

     In 1996, the shareholders adopted a stock grant and option plan (the "Directors" Plan") for non-employee Directors. The Directors" Plan provides for each non-employee Director to receive common shares having a market value equal to $2,500 quarterly in payment of one-half their retainer. A total of 3,600 shares were issued in 1996, 4,500 shares were issued in 1997, 11,900 shares were issued in 1998 and 8,600 were issued in 1999. It also provides for 5,000 options to be granted annually to each non-employee Director. A summary by year of stock options granted under the Directors" Plan is summarized below:

                                                  Weighted
                                     Range         Average
                                  of Exercise      Exercise
                        Options    Price Per      Price Per
            Year        Granted   Common Share   Common Share
            ----        -------   -------------  ------------
          1996.........  20,000    $    7.75       $7.75
          1997.........  30,000    $8.63 - $10.31  $9.19
          1998.........  35,000    $7.19 - $ 7.75  $7.59
          1999.........  30,000    $2.94 - $ 5.13  $4.76

     The options generally vest over a three-year period (30%, 60%, 100%) and expire five years from the date of grant.

     In 1997, the shareholders approved a special stock grant and purchase plan for certain officers and managers ("Management Investors") in conjunction with the redistribution of SOCO's ownership in the Company. The plan, which was amended effective December 31, 1997, provided for the grant of certain restricted common shares to the Management Investors. These shares vest at 25% per year on January 1, 1998, 1999, 2000 and 2001. The non-vested granted common shares have been recorded as Deferred Compensation in the equity section of the accompanying consolidated balance sheets. The Management Investors simultaneously purchased additional common shares from the Company at $9.875 per share. A portion of the purchase ($404,000) was financed by the Company. See Note (9).

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

     In April 1999, the Chief Executive Officer was granted 100,000 restricted shares of common stock in consideration of his voluntary reduction in cash salary, waiver of any 1998 bonus and other compensation arrangements. The shares vested ratably throughout 1999.

     The Company recognized $2.0 million, $1.5 million and $1.0 million of non-cash general and administrative expenses for 1997, 1998 and 1999 with respect to these stock grants.

     At December 31, 1999, the Company had a fixed stock option compensation plan, which is described above. The Company applies APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations in accounting for the plans. Accordingly, no compensation cost has been recognized for these fixed stock option plans. Had compensation cost for the Company's fixed stock option compensation plans been determined consistent with Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation," the Company's net income (in thousands) and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                   1997       1998       1999
                                                   ----       ----       ----


Net income (loss)            As Reported        $(16,903)   $(4,524)   $14,959
                             Pro forma           (18,611)    (5,724)    13,954

Basic net income (loss)
 per common share            As Reported        $  (1.11)   $ (0.68)   $  0.52
                             Pro forma             (1.20)     (0.75)      0.45
Diluted net income (loss)
 per common share            As Reported        $  (1.11)   $ (0.68)   $  0.50
                             Pro forma             (1.20)     (0.75)      0.44

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1997, 1998 and 1999: dividend yield of 0%, 0% and 1%; expected volatility of 35%, 46% and 47%; risk-free interest rate of 6.0%, 5.5% and 5.2%; and expected life of 4.5 years, 4.5 years and 4.5 years, respectively.

     A summary of the status of the Company's fixed stock option plan as of December 31, 1997, 1998 and 1999 and changes during the years are presented below:


                                                     1997                 1998                  1999
                                             --------------------  --------------------  --------------------
                                                         Weighted              Weighted              Weighted
                                                         Average               Average               Average
                                                         Exercise              Exercise              Exercise
                                               Shares     Price      Shares     Price      Shares     Price
                                             ----------  --------  ----------  --------  ----------  --------

   Outstanding at beginning of year........    503,000      $7.75  1,001,000      $8.70  1,526,000      $8.07
   Granted.................................    551,000       9.53    649,000       7.06    660,000       3.60
   Exercised...............................    (12,000)      7.75          -          -   (226,000)      6.43
   Forfeited...............................    (41,000)      8.38   (124,000)      7.91   (220,000)      8.05
                                             ---------             ---------             ---------
   Outstanding at end of year..............  1,001,000      $8.70  1,526,000      $8.07  1,740,000      $6.59
                                             =========             =========             =========

   Options exercisable at year-end.........    389,000               582,000               747,000
                                             =========             =========             =========

   Weighted-average fair value of options
      granted during the year..............                 $3.84                 $3.17                 $1.48

     The following table summarizes information about fixed stock options outstanding at December 31, 1999:


                                              Options Outstanding                      Options Exercisable
                                       --------------------------------                -------------------
                                 Number                                              Number
                             Outstanding at   Weighted-Avg.      Weighted-       Exercisable at       Weighted-
                              December 31,      Remaining         Average         December 31,         Average
 Exercise Price                   1999       Contractual Life  Exercise Price         1999          Exercise Price
----------------             --------------  ----------------  --------------  -------------------  --------------

 $2.94 to 5.13..............        588,000         4.2 years           $3.54                    -           $   -
 6.56  to 7.75..............        730,000         2.5 years            7.30              399,000            7.51
 7.81  to 10.31.............        422,000         2.6 years            9.59              348,000            9.69
                                  ---------                                                -------
 $2.94 to 10.31.............      1,740,000         3.1 years           $6.59              747,000           $8.53
                                  =========                                                =======

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

  A reconciliation of the federal statutory rate to the Company's effective rate as it applies to the provision (benefit) for the years ended December 31, 1997, 1998 and 1999 follows:


                                                                                                 1997          1998          1999
                                                                                              ----------     ---------     --------

Federal statutory rate......................................................................       (35%)          (35%)         35%
Increase (decrease) in valuation allowance against deferred tax asset.......................        35%            35%         (35%)
                                                                                              --------        -------       ------
Effective income tax rate                                                                            -              -            -
                                                                                              ========        =======       ======

   For book purposes the components of the net deferred asset and liability at December 31,
    1998 and 1999 were:

                                                                                                    1998              1999
                                                                                                    ----              ----
                                                                                                         (In thousands)
Deferred tax assets
   NOL carryforwards........................................................................      $ 29,080             $30,940
   Deferred deductions and other............................................................         4,941               4,025
                                                                                                  --------             -------
                                                                                                    34,021              34,965
                                                                                                   -------              ------
Deferred tax liabilities
     Depreciable and depletable property....................................................        20,582              26,812
                                                                                                  --------              ------

Deferred tax assets.........................................................................        13,439               8,153
                                                                                                  --------              ------

Valuation allowance.........................................................................       (13,439)             (8,153)
                                                                                                  --------              ------

Net deferred tax asset......................................................................      $      -             $     -
                                                                                                  ========             =======

     For tax purposes, the Company had regular net operating loss carryforwards of approximately $88.4 million and alternative minimum tax ("AMT") loss carryforwards of approximately $42.0 million at December 31, 1999. Utilization of the regular and AMT net operating loss carryforwards will be limited to approximately $12.5 million per year as a result of the redistribution of SOCO's majority ownership in the Company in October 1997. In addition, utilization of $31.9 million regular net operating loss carryforwards and $31.6 million AMT loss carryforwards will be limited to $5.2 million per year as a result of the Gerrity Acquisition in May 1996. These carryforwards expire from 2006 through 2018. At December 31, 1999, the Company had alternative minimum tax credit carryforwards of $650,000 that are available indefinitely. No cash payments were made by the Company for federal taxes during 1997 and 1999. The Company paid $239,000 of federal taxes during 1998.


(8)  MAJOR CUSTOMERS

     During 1997, 1998 and 1999, Duke Energy Field Services, Inc. accounted for 41%, 38% and 37%, Amoco Production Company accounted for 16%, 13% and 24%, Enron North America accounted for 5%, 10%, and 4% and Aurora Natural Gas, LLC accounted for 0%, 0% and 10% of revenues, respectively. Management believes that the loss of any individual purchaser would not have a long-term material adverse impact on the financial position or results of operations of the Company.

(9)  RELATED PARTY

     In October 1997, certain officers and managers purchased common shares at $9.875 per share from the Company. A portion of this purchase ($404,000) has been financed by the Company through the issuance of 8.50% recourse promissory notes. These notes are secured by the common stock purchased and additional common shares granted to the respective officers and managers. Interest is due annually and the notes mature in January 2001. These notes have been reflected as Other Assets in the accompanying consolidated balance sheets.

     In conjunction with the appointment of a President in March 1998, the President purchased 100,000 shares of common stock at $6.875 per share. The Company loaned him $584,000, or 85% of the purchase price, represented by a recourse promissory note that bears interest at 8.50% per annum payable each March 31 until the note is paid. The note matures in March 2001 and is secured by all of the shares purchased and granted to him (100,000 shares) in connection with his employment with the Company. The note has been reflected as Other Assets in the accompanying consolidated balance sheets. In consideration of the then depressed stock price and overall lower 1998 bonuses, the interest due as of March 31, 1999 under the Management Investors" and President's notes was forgiven.

(10) COMMITMENTS AND CONTINGENCIES

     The Company leases office space and certain equipment under non-cancelable operating leases. Future minimum lease payments under such leases approximate $500,000 per year from 2000 through 2001.

     The Company is a party to various lawsuits incidental to its business, none of which are anticipated to have a material adverse impact on its financial position or results of operations.


(11) UNAUDITED SUPPLEMENTAL OIL AND GAS RESERVE INFORMATION

     Independent petroleum consultants audited the Company's total proved reserves at December 31, 1997, 1998 and 1999. All reserve estimates are based on economic and operating conditions at that time. Future net cash flows as of each year-end were computed by applying then current prices to estimated future production less estimated future expenditures (based on current costs) to be incurred in producing and developing the reserves. All reserves are located onshore in the United States.

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

Quantities of Proved Reserves

                                                    Oil       Natural Gas
                                                  -------     ------------
                                                  (MBbl)         (MMcf)


   Balance, December 31, 1996..............       22,475          296,659
    Revisions..............................       (4,418)         (27,671)
    Extensions, discoveries and additions..          784           11,162
    Production.............................       (1,889)         (26,863)
    Purchases..............................          101            3,193
    Sales..................................          (77)            (845)
                                                  ------          -------

   Balance, December 31, 1997..............       16,976          255,635
    Revisions..............................       (3,033)         (23,084)
    Extensions, discoveries and additions..        1,890           77,120
    Production.............................       (1,699)         (25,522)
    Purchases..............................          108            2,465
    Sales..................................           (2)             (19)
                                                  ------          -------

   Balance, December 31, 1998..............       14,240          286,595
    Revisions..............................        1,665           18,498
    Extensions, discoveries and additions..        3,006           66,191
    Production.............................       (1,653)         (29,477)
    Purchases..............................          202           20,425
    Sales..................................          (40)            (971)
                                                  ------          -------

   Balance, December 31, 1999..............       17,420          361,261
                                                  ======          =======


Proved Developed Reserves
                                                   Oil        Natural Gas
                                                  ------      -----------
                                                  (MBbl)        (MMcf)

December 31, 1996..........................       15,799          242,777
                                                  ======          =======

December 31, 1997..........................       14,594          232,058
                                                  ======          =======

December 31, 1998..........................       13,655          244,736
                                                  ======          =======

December 31, 1999..........................       16,633          307,560
                                                  ======          =======

Standardized Measure
                                                      December 31,
                                           -----------------------------------
                                              1997        1998        1999
                                           ----------  ----------  -----------
                                                     (In thousands)

Future cash inflows.....................   $ 894,390   $ 692,747   $1,273,591
Future costs
 Production.............................    (255,599)   (220,846)    (323,859)
 Development............................     (87,414)    (68,125)    (126,978)
                                           ---------   ---------   ----------
Future net cash flows...................     551,377     403,776      822,754
Undiscounted income taxes...............     (89,094)    (41,977)    (192,956)
                                           ---------   ---------   ----------
After tax net cash flows................     462,283     361,799      629,798
10% discount factor.....................    (185,953)   (156,395)    (267,270)
                                           ---------   ---------   ----------
Standardized measure....................   $ 276,330   $ 205,404   $  362,528
                                           =========   =========   ==========


Changes in Standardized Measure

                                                     December 31,
                                           ---------------------------------
                                              1997        1998       1999
                                           ----------  ----------  ---------
                                                    (In thousands)


Standardized measure, beginning of year..  $ 499,936   $ 276,330   $  205,404
Revisions:
    Prices and costs.....................   (312,526)   (124,977)     188,474
    Quantities...........................      6,134       8,396        3,642
    Development costs....................    (14,783)     (3,310)      (3,003)
    Accretion of discount................     49,994      27,633       20,540
    Income taxes.........................    105,189      23,944      (75,287)
    Production rates and other...........     (8,433)     (5,449)      (6,299)
                                           ---------   ---------   ----------
    Net revisions........................   (174,425)    (73,763)     128,067
Extensions, discoveries and additions....     11,756      33,910       64,048
Production...............................    (81,149)    (54,837)     (72,234)
Future development costs incurred........     17,013      21,711       21,122
Purchases (a)............................      3,900       2,068       17,026
Sales (b)................................       (701)        (15)        (905)
                                           ---------   ---------   ----------
Standardized measure, end of year........  $ 276,330   $ 205,404   $  362,528
                                           =========   =========   ==========

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

PART IV. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K


(a)  Exhibits -

     2.1 Amended and Restated Agreement and Plan of Merger dated as of January 16, 1996 as amended and restated as of March 20, 1996 -- incorporated by reference to Exhibit 2.1 to Amendment No. 1 to the Registration Statement on Form S-4 of Patina Oil & Gas Corporation. (Registration No. 333-572)

     3.1 Certificate of Incorporation -- incorporated herein by reference to the Exhibit 3.1 to the Company's Registration Statement on Form S-4. (Registration No. 333-572)

     3.2 Bylaws -- incorporated herein by reference to Exhibit 3.3 to the Company's Registration Statement on Form S-4. (Registration No. 333-572)

     3.3 Certificate of Ownership and Merger of Gerrity Oil & Gas Corporation with and into the Company, effective March 21, 1997. (Incorporated herein by reference to Exhibit 4.3 of the Company's Form 10-Q for the quarter ended March 31, 1997)

     10.1.1 Second Amended and Restated Credit Agreement dated July 15, 1999 by and among the Company, as Borrower, and Chase Bank of Texas, National Association, as Administrative Agent, Bank of America, N.A., as Syndication Agent, Bank One, Texas, N.A., as Documentation and certain commercial lending institutions. (Incorporated herein by reference to Exhibit 10.1 of the Company's Form 10-Q for the quarter ended June 30, 1999)

     10.1.2 First Amendment to the Second Amended and Restated Credit Agreement dated July 15, 1999 by and among the Company, as Borrower, and Chase Bank of Texas, National Association, as Administrative Agent, Bank of America, N.A., as Syndication Agent, Bank One, Texas, N.A., as Documentation and certain commercial lending institutions. *

     10.1.3 Second Amendment to the Second Amended and Restated Credit Agreement dated July 15, 1999 by and among the Company, as Borrower, and Chase Bank of Texas, National Association, as Administrative Agent, Bank of America, N.A., as Syndication Agent, Bank One, Texas, N.A., as Documentation and certain commercial lending institutions. *

     10.2 Patina Oil & Gas Corporation Profit Sharing and Savings Plan and Trust, effective January 1, 1997. (Incorporated herein by reference to Exhibit 10.3 of the Company's Form 10-K for the year ended, December 31, 1997)

     10.3.1 Deferred Compensation Plan for Selected Employees adopted by the Company effective May 1, 1996. (Incorporated herein by reference to Exhibit 10.3.1 of the Company's Form 10-K for the year ended December 31, 1996)

     10.3.2 Amended and Restated Patina Oil & Gas Corporation Deferred Compensation Plan for Select Employees as adopted May 1, 1996 and amended as of September 30, 1997. (Incorporated herein by reference to Exhibit 10.3.2 of the Company's Form 10-K for the year ended December 31, 1997)

     10.4.1 Patina Oil & Gas Corporation 1998 Stock Purchase Plan. (Incorporated herein by reference to Exhibit of the Company's Form 10-K for the year ended December 31, 1997)

     10.4.2 Amendment No. 1 to the Patina Oil & Gas Corporation 1998 Stock Purchase Plan. (Incorporated herein by reference to Exhibit 10.3 of the Company's Form 10-Q for the quarter ended June 30, 1999)

     10.5.1 Sublease Agreement dated as of May 1, 1996 by and between Snyder Oil Corporation, as Sublandlord, and the Company, as Subtenant. (Incorporated herein by reference to Exhibit 10.4 of the Company's Form 10-Q for the quarter ended June 30, 1996)

     10.5.2 Sublease Agreement dated as of October 7, 1996 by and between Gerrity Oil & Gas Corporation, as Sublandlord, and Shadownet Technologies, L.L.C. (Incorporated herein by reference to Exhibit
              10.4 of the Company's Form 10-Q for the quarter ended September 30, 1996)

     10.6 Stock Purchase Agreement dated as of July 31, 1997 by and among the Company and the Investors named therein as amended on September 19, 1997. (Incorporated herein by reference to Exhibit
              10.5 of the Company's Form 10-Q for the quarter ended September 30, 1997)

     10.7 Employment Agreement dated July 31, 1997 by and between the Company and Thomas J. Edelman. (Incorporated herein by reference to Exhibit 10.7 of the Company's Form 10-Q for the quarter ended September 30, 1997)

     10.8 Management Stock Purchase Agreement dated as of September 4, 1997 by and among the Company and certain Management Investors. (Incorporated herein by reference to Exhibit 10.8 of the Company's Form 10-Q for the quarter ended September 30, 1997)

     10.9 Restricted Stock Agreement dated as of September 4, 1997 by and among the Company and certain Management Investors. (Incorporated herein by reference to Exhibit 10.9 of the Company's Form 10-Q for the quarter ended September 30, 1997)

     10.10 Stock Purchase Agreement dated March 16, 1998 by and between the Company and Jay W. Decker. (Incorporated herein by reference to Exhibit 10.11 of the Company's Form 10-K for the year ended December 31, 1997)

     10.11 Restricted Stock Agreement dated March 16, 1998 by and between the Company and Jay W. Decker. (Incorporated herein by reference to Exhibit 10.11 of the Company's Form 10-K for the year ended December 31, 1997)

     11       Computation of Per Share Earnings.*

     12 Computation of Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends.*

     23       Consent of independent public accountants. *

     27       Financial Data Schedule.*


*Filed herewith

(b) No reports on Form 8-K were filed by Registrant during the quarter ended December 31, 1999.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


/s/ Thomas J. Edelman        Chairman of the Board           February 24, 2000
---------------------
Thomas J. Edelman            (Principal Executive Officer)


/s/ Jay W. Decker            President and Director          February 24, 2000
-----------------
Jay W. Decker


/s/ David J. Kornder         Vice President and              February 24, 2000
--------------------
David J. Kornder             Chief Financial Officer


/s/ Christopher C. Behrens   Director                        February 24, 2000
--------------------------
Christopher C. Behrens


/s/ Robert J. Clark          Director                        February 24, 2000
-------------------
Robert J. Clark


/s/ Thomas R. Denison        Director                        February 24, 2000
---------------------
Thomas R. Denison


/s/ Elizabeth K. Lanier      Director                        February 24, 2000
-----------------------
Elizabeth K. Lanier


/s/ Alexander P. Lynch       Director                        February 24, 2000
----------------------
Alexander P. Lynch