Form 10-Q
period 2000-03-31
PATINA OIL & GAS CORP
filed 2000-04-27
CIK 1006264

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                             ____________________


                                   FORM 10-Q
(Mark one)

[X]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended March 31, 2000

                                      OR

[_]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
             For the transition period from _________ to _________

                        Commission file number 1-14344
                          __________________________


                         PATINA OIL & GAS CORPORATION
            (Exact name of registrant as specified in its charter)

              Delaware                                 75-2629477
    (State or other jurisdiction of                  (IRS Employer
     incorporation or organization)               Identification No.)

           1625 Broadway
         Denver, Colorado                                80202
(Address of principal executive offices)               (zip code)

       Registrant's telephone number, including area code (303) 389-3600

     Title of class                        Name of exchange on which listed
 ----------------------------        -------------------------------------------
 Common Stock, $.01 par value                 New York Stock Exchange
 Common Stock Warrants                        New York Stock Exchange

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

Yes      X       No ___________.
    -----------


  There were 16,275,371 shares of common stock outstanding on April 26, 2000.

================================================================================

PART I.  FINANCIAL INFORMATION

Patina Oil & Gas Corporation (the "Company") was formed in 1996 to hold the assets and operations of Snyder Oil Corporation ("SOCO") in the Wattenberg Field and to facilitate the acquisition of Gerrity Oil & Gas Corporation in 1996. The financial statements included herein have been prepared in conformity with generally accepted accounting principles. The statements are unaudited but reflect all adjustments which, in the opinion of management, are necessary to fairly present the Company's financial position and results of operations.

                         PATINA OIL & GAS CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                       (In thousands except share data)

                                                           December 31,   March 31,
                                                               1999         2000
                                                            ---------    ---------
                                                                        (Unaudited)
                                       ASSETS
Current assets
 Cash and equivalents                                       $     626    $     263
 Accounts receivable                                           15,694       14,963
 Inventory and other                                            3,030        3,782
                                                            ---------    ---------
                                                               19,350       19,008
                                                            ---------    ---------
Oil and gas properties, successful efforts method             621,767      630,298
 Accumulated depletion, depreciation and amortization        (313,732)    (323,770)
                                                            ---------    ---------
                                                              308,035      306,528
                                                            ---------    ---------

Gas facilities and other                                        3,790        3,942
 Accumulated depreciation                                      (2,251)      (2,444)
                                                            ---------    ---------
                                                                1,539        1,498
                                                            ---------    ---------

Other assets, net                                               1,292            -
                                                            ---------    ---------
                                                             $330,216    $ 327,034
                                                            =========    =========

                  LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
 Accounts payable                                           $  14,993    $  15,545
 Accrued liabilities                                            4,115        2,734
                                                            ---------    ---------
                                                               19,108       18,279
                                                            ---------    ---------

Senior debt                                                   132,000      134,000
Deferred income taxes                                               -        2,299
Other noncurrent liabilities                                   13,218       12,477

Commitments and contingencies

Stockholders' equity
 Preferred stock, $.01 par, 5,000,000 shares
  authorized, 2,383,328 and 1,818,511 shares issued
  and outstanding                                                  24           18
 Common stock, $.01 par, 100,000,000 shares
  authorized, 16,161,310 and 16,311,120 shares
  issued and outstanding                                          161          163
 Capital in excess of par value                               188,545      175,268
 Deferred compensation                                           (279)        (209)
 Retained earnings (deficit)                                  (22,561)     (15,261)
                                                            ---------    ---------
                                                              165,890      159,979
                                                            ---------    ---------
                                                             $330,216    $ 327,034
                                                            =========    =========

      The accompanying notes are an integral part of these statements.

                         PATINA OIL & GAS CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands except per share data)

                                              Three Months Ended March 31,
                                              ------------------------------
                                                 1999                2000
                                               -------             -------
                                                        (Unaudited)

Revenues
 Oil and gas sales                             $16,460             $31,274
 Other                                             196                 302
                                               -------             -------

                                                16,656              31,576
                                               -------             -------

Expenses
 Direct operating                                4,122               5,583
 Exploration                                        13                  19
 General and administrative                      1,353               1,639
 Interest and other                              2,913               2,561
 Depletion, depreciation and amortization       10,273              10,281
                                               -------             -------
                                                18,674              20,083
                                               -------             -------

Income (loss) before taxes                      (2,018)             11,493
                                               -------             -------

Provision (benefit) for income taxes
 Current                                             -                   -
 Deferred                                            -               2,299
                                               -------             -------
                                                     -               2,299
                                               -------             -------

Net income (loss)                              $(2,018)            $ 9,194
                                               =======             =======

Basic net income (loss) per common share       $ (0.23)            $  0.47
                                               =======             =======
Diluted net income (loss) per common share     $ (0.23)            $  0.40
                                               =======             =======

Basic weighted average shares outstanding       15,777              16,265
                                               =======             =======
Diluted weighted average shares outstanding     15,777              21,758
                                               =======             =======

                         PATINA OIL & GAS CORPORATION

                     CONSOLIDATED STATEMENTS OF CHANGES IN
                             STOCKHOLDERS' EQUITY
                                (In thousands)


                                        Preferred Stock         Common Stock         Capital in                    Retained
                                     --------------------    -----------------       Excess of      Deferred       Earnings
                                      Shares      Amount      Shares    Amount       Par Value    Compensation     (Deficit)
                                     --------    --------    --------   ------       ---------   -------------    -----------
Balance, December 31, 1998             3,167        $32       15,752      $158       $206,792       $(1,038)       $(29,968)

Repurchase of common and preferred      (735)        (7)        (868)       (9)       (24,674)            -            (489)

Conversion of preferred into common     (168)        (2)         489         4              -             -               -

Issuance of common                         -          -          758         8          3,108          (334)              -

Preferred dividends and accretion        119          1            -         -          3,319             -          (6,251)

Common dividends                           -          -            -         -              -             -            (812)

Net income                                 -          -            -         -              -         1,093          14,959
                                       -----        ---       ------      ----       --------       -------        --------

Balance, December 31, 1999             2,383         24       16,131       161        188,545          (279)        (22,561)

Repurchase of common and preferred      (514)        (5)        (211)       (2)       (14,881)            -            (549)

Conversion of preferred into common      (51)        (1)         148         2              -             -               -

Issuance of common                         -          -          243         2          1,604             -               -

Preferred dividends                        -          -            -         -              -             -          (1,017)

Common dividends                           -          -            -         -              -             -            (328)

Net income                                 -          -            -         -              -            70           9,194
                                       -----        ---       ------      ----       --------       -------        --------

Balance, March 31, 2000 (unaudited)    1,818        $18       16,311      $163       $175,268       $  (209)       $(15,261)
                                       =====        ===       ======      ====       ========       =======        ========

       The accompanying notes are an integral part of these statements.

                          PATINA OIL & GAS CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                           Three Months Ended March 31,
                                                          ------------------------------
                                                            1999                 2000
                                                          -------             --------
                                                                  (Unaudited)
Operating activities
 Net income (loss)                                        $(2,018)            $  9,194
 Adjustments to reconcile net income (loss) to net
  cash provided by operations
   Exploration expense                                         13                   19
   Depletion, depreciation and amortization                10,273               10,281
   Deferred income tax provision                                -                2,299
   Deferred compensation expense                              174                   70
   Amortization of deferred credits                          (225)                (365)
   Amortization of loan fees                                    -                   76
   Changes in current and other assets and liabilities
    Decrease in
     Accounts receivable                                      165                  731
     Inventory and other                                      133                  428
    Increase (decrease) in
     Accounts payable                                      (1,562)                 552
     Accrued liabilities                                   (2,522)              (1,268)
     Other assets and liabilities                          (1,291)                (270)
                                                          -------             --------
   Net cash provided by operating activities                3,140               21,747
                                                          -------             --------

Investing activities
 Acquisition, development and exploration                  (7,850)              (8,611)
 Other                                                        (11)                (105)
                                                          -------             --------
   Net cash used by investing activities                   (7,861)              (8,716)
                                                          -------             --------

Financing activities
 Increase (decrease) in indebtedness                       (1,000)               2,000
 Deferred credits                                             633                    -
 Issuance of common stock                                     190                1,503
 Repurchase of common stock                                  (220)              (2,043)
 Repurchase of preferred stock                               (366)             (12,846)
 Preferred stock redemption premium                             -                 (549)
 Preferred dividends                                         (654)              (1,131)
 Common dividends                                            (161)                (328)
                                                          -------             --------
   Net cash used by financing activities                   (1,578)             (13,394)
                                                          -------             --------

Decrease in cash                                           (6,299)                (363)
Cash and equivalents, beginning of period                  10,086                  626
                                                          -------             --------
Cash and equivalents, end of period                       $ 3,787             $    263
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

     In 1995, the Company adopted Statement of Financial Accounting Standards No. 121 ("SFAS 121"), "Accounting for the Impairment of Long-Lived Assets." SFAS 121 requires the Company to assess the need for an impairment of capitalized costs of oil and gas properties on a field-by-field basis. During 1997, the Company recorded an impairment of $26.0 million to oil and gas properties as the estimated future cash flows (undiscounted and without interest charges) expected to result from these assets and their disposition, largely proven undeveloped drilling locations, was less than their net book value. The impairment primarily resulted from low year-end oil and natural gas prices. While no impairments have been necessary since 1997, changes in underlying assumptions or the amortization units could result in impairments in the future.

Gas facilities and other

     Depreciation of gas gathering and transportation facilities is provided using the straight-line method over an estimated useful life of five years. Equipment is depreciated using the straight-line method with estimated useful lives ranging from three to five years.

Other Assets

     Other Assets at December 31, 1999 were comprised of $988,000 of notes receivable from certain officers and key managers of the Company. See Note (9). At March 31, 2000, the notes receivable balance of $705,000 was reclassified to current assets and are included in Inventory and other as these notes are due within one year. At December 31, 1999, the balance also included net loan origination fees of $303,000. All remaining loan origination fees were reclassified to current assets and are included in Inventory and other at March 31, 2000, as they will be fully amortized within the year. The balance of the net loan origination fees totaled $227,000 at March 31, 2000. These fees are being amortized on a straight-line basis over 18 months.

Section 29 Tax Credits

     The Company has entered into arrangements to monetize its Section 29 tax credits. These arrangements result in revenue increases of approximately $0.40 per Mcf on production volumes from qualified Section 29 properties. As a result, additional gas revenues of $580,000 and $898,000 were recognized for the three months ended March 31, 1999 and 2000, respectively. These arrangements are expected to increase revenues through December 31, 2002, at which point the tax credits expire.

Gas Imbalances

     The Company uses the sales method to account for gas imbalances. Under this method, revenue is recognized based on the cash received rather than the Company's proportionate share of gas produced. Gas imbalances at December 31, 1999 and March 31, 2000 were insignificant.

Financial Instruments

     The book value and estimated fair value of cash and equivalents was $626,000 and $263,000 at December 31, 1999 and March 31, 2000. The book value and estimated fair value of the senior debt was $132.0 million and $134.0 million at December 31, 1999 and March 31, 2000. The book value of these assets and liabilities approximates fair value due to the short maturity or floating rate structure of these instruments.

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

     The Company entered into various swap contracts for oil (NYMEX based) for the first quarter of 2000 and recognized a loss of $2.4 million related to these swap contracts. No swap contracts were entered into for the first quarter of 1999.

     The Company entered into various CIG and PEPL index based swap contracts for natural gas for the first quarters of 1999 and 2000. The Company recognized gains of $490,000 in first quarter of 1999 and $231,000 in first quarter of 2000 related to these swap contracts.

     As of March 31, 2000, the Company had entered into swap contracts for oil (NYMEX based) for approximately 3,350 barrels of oil per day for the remainder of 2000 at fixed prices ranging from $20.00 to $26.18 per barrel and 1,050 barrels of oil per day for 2001 at fixed prices ranging from $23.05 to $23.85 per barrel. Certain swap contracts for oil (NYMEX based) contain "knock-out" provisions. If the average price of NYMEX WTI crude oil falls below the "knock-out" price for the contract month, the swaps will be considered "knocked-out" and no payment will be made to the Company for the applicable month. These swaps are summarized in the table below. The overall weighted average hedged price for the swap contracts is $21.88 per barrel for the remainder of 2000 and $23.28 per barrel for 2001 (NYMEX based). The unrecognized losses on these contracts totaled $3.6 million based on estimated market values at March 31, 2000.

     As of March 31, 2000, the Company had entered into natural gas swap contracts for approximately 28,300 MMBtu's per day for the remainder of 2000 at fixed prices ranging from $2.06 to $2.92 per MMBtu and 10,000 MMBtu's per day for the first quarter of 2001 at fixed prices ranging from $2.55 to $2.95 per MMBtu on CIG index based swap contracts. The Company also has entered into physical natural gas sale contracts for the delivery of approximately 12,200 MMBtu's per day for the remainder of 2000 at prices ranging from $2.29 to $3.04 per MMBtu and 2,500 MMBtu's per day for the first quarter of 2001 at prices ranging from $2.67 to $3.08 per MMBtu. The weighted average daily volumes and prices for these natural gas swaps and physical contracts are 40,600 MMBtu's per day at $2.25 per MMBtu for the remainder of 2000 and 12,500 MMBtu's per day at $2.76 per MMBtu for the first quarter of 2001. The unrecognized losses on the swap contracts totaled $3.2 million based on estimated market values at March 31, 2000.

   As of April 26, 2000, the Company was a party to the following fixed price swap and physical arrangements summarized by quarter:

                                                         Oil (NYMEX)
                             -------------------------------------------------------------------
                              SWAP                    SWAP "KNOCK-OUT"              COMBINED
                             -------           -------------------------------  ----------------
                              Daily             Daily             "Knock-out"    Daily
                             Volume            Volume                Price      Volume
Time Period                   (Bbl)    $/Bbl    (Bbl)    $/Bbl       $/Bbl       (Bbl)    $/Bbl
-----------                  -------  -------  -------  -------  -------------  --------  ------
04/01/00 - 06/30/00........   1,500    $21.31   2,000    $21.73   16.00-17.00     3,500   $21.55
07/01/00 - 09/30/00........   2,000     22.81   1,500     21.40   16.00-17.00     3,500    22.21
10/01/00 - 12/31/00........     750     21.56   2,350     22.00   16.00-17.00     3,100    21.89

01/01/01 - 03/31/01........       -         -   1,500     23.41         17.00     1,500    23.41
04/01/01 - 06/30/01........       -         -   1,250     23.29         17.00     1,250    23.29
07/01/01 - 09/30/01........       -         -     750     23.13         17.00       750    23.13
10/01/01 - 12/31/01........       -         -     750     23.13         17.00       750    23.13

                                                  Natural Gas
                              ------------------------------------------------------
                                  CIG SWAP          PHYSICAL            COMBINED
                              ----------------  -----------------  -----------------
                              Daily             Daily              Daily
                              Volume            Volume             Volume
Time Period                   (MMBtu)  $/MMBtu  (MMBtu)  $/MMBtu  (MMBtu)   $/MMBtu
-----------                   ------   -------  ------   -------  --------  -------
   ........................
04/01/00 - 06/30/00........   36,600    $ 2.14  15,000    $ 2.36   51,600   $2.20
07/01/00 - 09/30/00........   31,700      2.12  15,000      2.36   46,700    2.20
10/01/00 - 12/31/00........   16,800      2.40   6,700      2.52   23,500    2.43

01/01/01 - 03/31/01........   10,000      2.73   2,500      2.87   12,500    2.76

   In October 1998, the Company entered into an interest rate swap contract for a two-year period, extendable for one additional year at the option of the third party. The contract is for $30.0 million principal with a fixed interest rate of 4.57% payable by the Company and the variable interest rate, the three-month LIBOR, payable by the third party. The difference between the Company's fixed rate of 4.57% and the three-month LIBOR rate, which is reset every 90 days, is received or paid by the Company in arrears every 90 days. The Company received $184,000 in 1999 pursuant to this contract and $123,000 in the first quarter of 2000. The unrecognized gain on this contract totaled $275,000 based on estimated market values at March 31, 2000.

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

Stock Options and Awards

   The Company accounts for its stock-based compensation plans under the principles prescribed by the Accounting Principles Board's Opinion No. 25 ("APB No. 25"), "Accounting for Stock Issued to Employees." Accordingly, stock options awarded under the Employee Plan and the Non-Employee Directors Plan are considered to be "noncompensatory" and do not result in recognition of compensation expense. However, the restricted stock awarded under the Restricted Stock Plan is considered to be "compensatory" and the Company recognized $174,000 and $70,000 of non-cash general and administrative expenses for the three months ended March 31, 1999 and 2000, respectively. See Note (6).

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

   In the opinion of management, those adjustments to the financial statements (all of which are of a normal and recurring nature) necessary to present fairly the financial position and results of operations have been made. These interim financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

(3)  OIL AND GAS PROPERTIES

     The cost of oil and gas properties at December 31, 1999 and March 31, 2000 included approximately $225,000 and $120,000 in net unevaluated leasehold costs related to a prospect in Wyoming. Acreage is generally held for exploration, development or resale and its value, if any, is excluded from amortization. The following table sets forth costs incurred related to oil and gas properties:

                                                                     Three
                                                   Year Ended    Months Ended
                                                   December 31,    March 31,
                                                     1999            2000
                                                   --------        --------
                                                         (In thousands)

           Acquisition....................         $  2,215       $    120
           Development....................           21,122          8,472
           Exploration and other..........              666             19
                                                   --------       --------
                                                    $24,003       $  8,611
                                                   ========       ========

(4)  INDEBTEDNESS

     The following indebtedness was outstanding on the respective dates:

                                                   December 31,     March 31,
                                                      1999            2000
                                                    --------        --------
                                                         (In thousands)

           Bank facilities................          $132,000       $134,000
           Less current portion...........                 -              -
                                                    --------       --------

           Senior debt, net...............          $132,000       $134,000
                                                    ========       ========

     In July 1999, in conjunction with the redemption of the 11.75% Senior Subordinated Notes, the Company entered into a Second Amended and Restated Bank Credit Agreement (the "Credit Agreement"). The Credit Agreement is a revolving credit facility in an aggregate amount up to $200.0 million. The amount available under the facility is adjusted semi-annually, each May 1 and November 1, and equaled $175.0 million at March 31, 2000.

     The Company may elect that all or a portion of the credit facility bear interest at a rate equal to: (i) the higher of (a) the prime rate or (b) the Federal Funds Effective Rate plus .5%, or (ii) the rate at which Eurodollar deposits for one, two, three or six months (as selected by the Company) are offered in the interbank Eurodollar market plus a margin which fluctuates from 1.00% to 1.50%, determined by a debt to EBITDA ratio. The average interest rate under the facility approximated 7.4% during the first quarter of 2000 and was 7.3% at March 31, 2000.

     In October 1998, the Company entered into an interest rate swap contract for a two-year period, extendable for one additional year at the option of the third party. The contract is for $30.0 million principal with a fixed interest rate of 4.57% payable by the Company and the variable interest rate, the three-month LIBOR, payable by the third party. The difference between the Company's fixed rate of 4.57% and the three-month LIBOR rate, which is reset every 90 days, is received or paid by the Company in arrears every 90 days. The Company received $184,000 in 1999 pursuant to this contract and $123,000 in the first quarter of 2000.

     The Credit Agreement contains certain financial covenants, including but not limited to a maximum total debt to EBITDA ratio and a minimum current ratio. The Credit Agreement also contains certain negative covenants, including but not limited to restrictions on indebtedness; certain liens; guaranties, speculative derivatives and other similar obligations; asset dispositions; dividends, loans and advances; creation of subsidiaries; investments; leases; acquisitions; mergers; changes in fiscal year; transactions with affiliates; changes in business conducted; sale and leaseback and operating lease transactions; sale of receivables; prepayment of other indebtedness; amendments to principal documents; negative pledge causes; issuance of securities; and non-speculative commodity hedging. Borrowings under the Credit Agreement mature in

July 2003, but may be prepaid at anytime. The Company has periodically negotiated extensions of the Credit Agreement; however, there is no assurance the Company will be able to do so in the future. The Company had a restricted payment basket, as defined in the Credit Agreement, of $8.0 million as of March 31, 2000, which may be used to repurchase common stock, preferred stock and warrants and pay dividends on its common stock.

     Scheduled maturities of indebtedness for the next five years are zero for 2001, 2002, and $134.0 million in 2003. Management intends to review the facility and extend the maturity on a regular basis; however, there can be no assurance that the Company will be able to do so. Cash payments for interest totaled $4.6 million and $2.5 million during the first quarters of 1999 and 2000, respectively.


(5)  STOCKHOLDERS' EQUITY

     A total of 100,000,000 common shares, $0.01 par value, are authorized of which 16,311,120 were issued and outstanding at March 31, 2000. The common stock is listed on the New York Stock Exchange. Prior to December 1997, no dividends had been paid on common stock. A quarterly cash dividend of $0.01 per common share was initiated in December 1997 and was continued through the third quarter of 1999. The common dividend was increased to $0.02 per common share in the fourth quarter of 1999 and continued through the first quarter of 2000. The following is a schedule of the changes in the Company's outstanding shares of common stock for the following periods:

                                                           Twelve             Three
                                                        Months Ended      Months Ended
                                                     December 31, 1999   March 31, 2000
                                                     ------------------  ---------------
      Beginning common shares outstanding..........      15,752,400         16,131,300
      Exercise of stock options....................         226,300             69,800
      Shares issued under Stock Purchase Plan......          92,900                  -
      Shares issued in lieu of salaries & bonuses..         164,800            128,300
      Shares issued for directors fees.............           8,600              1,200
      Conversion of 7.125% preferred...............         488,800            148,000
      Shares issued to deferred compensation plan..          35,200              9,800
      Stock grant (vested).........................         168,600             33,300
      401(K) profit sharing contribution...........          61,300                  -
      Shares repurchased and retired...............        (867,600)          (210,600)
                                                         ----------         ----------
      Ending common shares outstanding.............      16,131,300         16,311,100
                                                         ==========         ==========

     At March 31, 2000, the Company had 2,919,451 $12.50 common stock warrants outstanding. These warrants are exercisable at $12.50 for one share of common stock and expire in May 2001. The common stock warrants are listed on the New York Stock Exchange.

     A total of 5,000,000 preferred shares, $0.01 par value, are authorized. At March 31, 2000, the Company had 1,818,511 shares of 8.50% preferred stock outstanding with an aggregate liquidation preference of $45.5 million. Each share of the 8.50% preferred stock is convertible into common stock at any time at $9.50 per share or 2.6316 common shares. The 8.50 % preferred stock pays quarterly cash dividends, when declared by the Board of Directors. The 8.50% preferred stock is redeemable at the option of the Company at any time after October 2000 at 106% of its stated value declining by 2% per annum thereafter. The liquidation preference is $25.00 per share, plus accrued and unpaid dividends. The 8.50% preferred stock is privately held. Holders of the 8.50% preferred stock are generally entitled to vote with the common stock, based upon the number of shares of common stock into which the shares of 8.50% preferred stock are convertible. The Company paid $903,000 and $966,000 in dividends during the first quarters of 1999 and 2000, respectively. Dividends through October 21, 1999 were paid in kind ("PIK"). As such, the Company issued 36,097 of additional 8.50% preferred shares as PIK dividends in first quarter of 1999. Dividends subsequent to October 21, 1999 were paid in cash.

     In December 1999, the Company called for redemption the remainder of its 7.125% preferred stock. The effective date of the redemption was January 21, 2000. Of the 564,800 preferred shares called, 51,000 were converted into 148,000 shares of common stock and the remaining 513,800 were redeemed for $13.4 million in cash. The cash redemption was financed with borrowings under the bank credit facility. The Company paid $654,000 and $600,000 in preferred dividends during the first quarters of 1999 and 2000, respectively. Included in the first quarter 2000 payment was $549,000 of redemption premium paid to shareholders that elected to redeem their preferred stock for cash on January 21, 2000.

     The Company adopted Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings per Share" during 1997. SFAS 128 specifies computation, presentation and disclosure requirements for earnings per share for entities with publicly held common stock or potential common stock.

                                                      Three Months Ended March 31,
                                          ---------------------------------------------------
                                                      1999                       2000
                                          ------------------------   ------------------------
                                             Net    Common    Per     Net     Common    Per
                                            Loss    Shares   Share   Income   Shares   Share
                                            ----    ------  ------   -------  ------   -----
Basic net income (loss)                   $(2,018)  15,777            $9,194  16,265
7.125% preferred stock dividends             (648)       -              (600)      -
8.50% preferred stock dividends              (903)       -              (966)      -
Preferred stock accretion                     (83)       -                 -       -
                                          -------   ------            ------  ------
Basic net income (loss) attributable
 to common stock                           (3,652)  15,777  $(0.23)    7,628  16,265   $0.47
                                                            ======                     =====

Effect of dilutive securities:
7.125% preferred stock                          -        -                 -       -
8.50% preferred stock                           -        -               966   4,786
Stock options                                   -        -                 -     568
Stock grant                                     -        -                 -     139
$12.50 common stock warrants                    -        -                 -       -
                                          -------   ------            ------  ------
Diluted net income (loss) attributable
 to common stock                          $(3,652)  15,777  $(0.23)  $ 8,594  21,758   $0.40
                                          =======   ======  ======   =======  ======   =====

     The potential common stock equivalents of the 7.125% and 8.50% preferred stock, $12.50 common stock warrants and stock options were anti-dilutive for the first quarter of 1999.

(6)  EMPLOYEE BENEFIT PLANS

401(k) Savings

     The Company has a 401(k) profit sharing and savings plan (the "401(k) Plan"). Eligible employees may make voluntary contributions to the 401(k) Plan. Employee contributions are limited as specified in the 401(k) Plan. The Company may, at its discretion, make additional matching or profit sharing contributions to the 401(k) Plan. The Company has historically made profit sharing contributions to the 401(k) Plan, which totaled $483,000 for 1999. The 1999 profit sharing contribution was made in shares of the Company's common stock (61,300 shares).

Stock Purchase Plan

     In 1998, the Company adopted and the stockholders approved a stock purchase plan ("Stock Purchase Plan"). Pursuant to the Stock Purchase Plan, officers, directors and certain managers are eligible to purchase shares of common stock at prices ranging from 50% to 85% of the closing price of the stock on the trading day prior to the date of purchase ("Closing Price"). In addition, employee participants may be granted the right to purchase shares pursuant to the Stock Purchase Plan with all or a part of their salary and bonus. A total of 500,000 shares of common stock are reserved for possible purchase under the Stock Purchase Plan. In May 1999, an amendment to the Stock Purchase Plan was approved by the stockholders allowing for the annual renewal of the 500,000 shares of common stock reserved for possible purchase under the Plan. In 1999, the Board of Directors approved 136,300 common shares (exclusive of shares available for purchase with participants' salaries and bonuses) for possible purchase by participants at 75% of the Closing Price during the current Plan Year as defined in the Stock Purchase Plan. As of December 31, 1999, participants had purchased 92,900 shares of common stock at prices ranging from $5.06 to $8.63 per share ($3.80 to $6.47 net price per share), resulting in cash proceeds to the Company of $395,000. The Company recorded non-cash general and administrative expenses of $53,000 associated with these purchases in 1999. As of March 31, 2000, participants had purchased 85,800 of common stock with participant's 1999 bonuses at $9.19 per share ($6.89 net price per share). No other purchases have been made under the Stock Purchase Plan during the three months ended, March 31, 2000.

Stock Option and Award Plans

     In 1996, the shareholders adopted a stock option plan for employees ("Employee Plan") providing for the issuance of options at prices not less than fair market value. Options to acquire the greater of up to three million shares of common stock or 10% of outstanding diluted common shares may be outstanding at any given time. The specific terms of grant and exercise are determinable by a committee of independent members of the Board of Directors. A summary by year of stock options granted under the Employee Plan is summarized below:

                                                                   Weighted
                                                  Range            Average
                                               of Exercise         Exercise
                            Options             Price Per          Price Per
Year                        Granted            Common Share       Common Share
----                        -------            ------------       ------------
1996....................... 512,000                 $7.75            $7.75
1997....................... 521,000            $8.75 - $9.88         $9.75
1998....................... 614,000            $6.56 - $7.19         $7.03
1999....................... 630,000            $2.94 - $9.13         $3.54
2000....................... 494,000                 $9.19            $9.19

     The options generally vest over a three-year period (30%, 60%, 100%) and expire five years from the date of grant, except for 250,000 five-year options which were fully vested at the date of grant in October 1997 at an exercise price of $9.88.

     In 1996, the shareholders adopted a stock grant and option plan (the "Directors' Plan") for non-employee Directors. The Directors' Plan provides for each non-employee Director to receive common shares having a market value equal to $2,500 quarterly in payment of one-half their retainer. A total of 8,600 shares were issued in 1999 and 1,200 were issued in the first quarter of 2000. It also provides for 5,000 options to be granted annually to each non-employee Director. A summary by year of stock options granted under the Directors' Plan is summarized below:

                                                                  Weighted
                                                 Range             Average
                                              of Exercise          Exercise
                            Options             Price Per          Price Per
Year                        Granted           Common Share        Common Share
----                        -------           --------------      ------------
1996.....................    20,000               $7.75              $7.75
1997.....................    30,000           $8.63 - $10.31         $9.19
1998.....................    35,000           $7.19 - $7.75          $7.59
1999.....................    30,000           $2.94 - $5.13          $4.76

     The options generally vest over a three-year period (30%, 60%, 100%) and expire five years from the date of grant.

     In 1997, the shareholders approved a special stock grant and purchase plan for certain officers and managers ("Management Investors") in conjunction with the redistribution of SOCO's ownership in the Company. The plan provided for the grant of certain restricted common shares to the Management Investors. These shares vest at 25% per year on January 1, 1998, 1999, 2000 and 2001. The non-vested granted common shares have been recorded as Deferred Compensation in the equity section of the accompanying consolidated balance sheets. The Management Investors simultaneously purchased additional common shares from the Company at $9.875 per share. A portion of the purchase was financed by the Company. See Note (9).

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

     In April 1999, the Chief Executive Officer was granted 100,000 restricted shares of common stock and was simultaneously granted options to purchase 300,000 common shares in consideration of his voluntary reduction in cash salary, waiver of any 1998 bonus and other compensation arrangements. The shares vested ratably throughout 1999.

     The Company recognized $174,000 and $70,000 of non-cash general and administrative expenses for quarters ended March 31, 1999 and 2000, with respect to the stock grants.


(7)  FEDERAL INCOME TAXES

     A reconciliation of the federal statutory rate to the Company's effective rate as they apply to the provision (benefit) for the three months ended March 31, 1999 and 2000 follows:


                                                 1999        2000
                                                 ----        ----

Federal statutory rate.......................     35%         35%
Utilization of net deferred tax asset........    (35%)       (15%)
                                                 -----       -----
Effective income tax rate....................      -          20%
                                                 =====       =====

     For tax purposes, the Company had regular net operating loss carryforwards of approximately $88.4 million and alternative minimum tax ("AMT") loss carryforwards of approximately $42.0 million at December 31, 1999. Utilization of the regular and AMT net operating loss carryforwards will be limited to approximately $12.5 million per year as a result of the redistribution of SOCO's majority ownership in the Company in October 1997. In addition, utilization of $31.9 million regular net operating loss carryforwards and $31.6 million AMT loss carryforwards will be limited to $5.2 million per year as a result of the Gerrity acquisition in 1996. These carryforwards expire from 2006 through 2018. At December 31, 1999, the Company had alternative minimum tax credit carryforwards of $650,000 that are available indefinitely. No cash payments were made by the Company for federal taxes during 1999 and the first quarter of 2000.


(8)  MAJOR CUSTOMERS

     During the three months ended March 31, 1999 and 2000, Duke Energy Field Services, Inc. accounted for 36% and 33%, BP Amoco Production Company accounted for 15% and 26% and Aurora Natural Gas, LLC accounted for 17% and 6% of revenues, respectively. Management believes that the loss of any individual purchaser would not have a long-term material adverse impact on the financial position or results of operations of the Company.

(9)  RELATED PARTY

     In October 1997, certain officers and managers purchased common shares at $9.875 per share from the Company. A portion of this original purchase was financed by the Company through the issuance of 8.50% recourse promissory notes. The remaining notes balance at March 31, 2000 of $705,000 are secured by the common stock purchased and additional common shares granted to the respective officers and managers. Interest is due annually and the notes mature in January 2001. These notes have been reflected as current assets and are included in Inventory and other in the accompanying consolidated balance sheets.

     In conjunction with the appointment of the new President in March 1998, the President purchased 100,000 shares of common stock at $6.875 per share. The Company loaned him $584,000, or 85% of the purchase price, represented by a recourse promissory note that bears interest at 8.50% per annum payable each
March 31 until the note is paid.   The note matures in March 2001 and is secured
by all of the shares purchased and granted to him (100,000 shares) in connection with his employment with the Company. In consideration of the depressed stock price and overall lower year-end bonuses, the interest due as of March 31, 1999 under the Management Investor's and President's notes was forgiven by the Company in April 1999. Interest on the notes due March 31, 2000 was paid in full. This note has been reflected as a current asset and included in Inventory and other in the accompanying consolidated balance sheets


(10) COMMITMENTS AND CONTINGENCIES

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

                          PATINA OIL & GAS CORPORATION
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Three months ended March 31, 2000 compared to three months ended March 31, 1999.

    Revenues for the first quarter of 2000 totaled $31.6 million, a 90% increase from the prior year period. The increase was due primarily to increases in production and higher oil and gas prices. Net income for the first quarter of 2000 totaled $9.2 million compared to a net loss of $2.0 million in the first quarter of 1999. The increase was attributed to higher production, cost efficiencies and recovering oil and gas prices.

    Average daily oil and gas production for the first quarter totaled 4,607 barrels and 89.5 MMcf (117.1 MMcfe), an increase of 15% on an equivalent basis from the same period in 1999. During the quarter, 18 wells were drilled or deepened and 34 refracs and one recompletion were performed, compared to 10 new wells or deepenings and 23 refracs and recompletions in same period in 1999. The Company's current development activity, the benefits of certain minor acquisitions and continued success with the production enhancement program has resulted in increasing production for seven consecutive quarters. Based upon a $35.0 million capital budget for 2000, the Company expects production to continue to increase in the remainder of the year. The decision to increase development activity is heavily dependent on the prices being received for production.

    Average oil prices increased 85% from $11.65 per barrel in the first quarter of 1999 to $21.53 in 2000. Average natural gas prices increased 60% from $1.71 per Mcf for the first quarter of 1999 to $2.73 in 2000. The average oil price includes hedging losses of $2.4 million or $5.76 per barrel in the first quarter of 2000. The average natural gas prices include hedging gains of $490,000 or $0.07 per Mcf and $231,000 or $0.03 per Mcf for the first quarters of 1999 and 2000, respectively. Direct operating expenses, consisting of lease operating and production taxes, totaled $5.6 million or $0.53 per Mcfe for the first quarter of 2000 compared to $4.1 million or $0.44 per Mcfe in the prior year period.
The increase in direct operating expenses in the first quarter of 2000 was attributed to a $1.1 million rise in production taxes as a result of higher average oil and gas prices.

    General and administrative expenses, net of third party reimbursements, for the first quarter of 2000 totaled $1.6 million, a $286,000 or 21% increase from the same period in 1999. The increase in expense is primarily due to the Company receiving lesser operating fee reimbursements from third party working interest owners that the Company offsets against general and administrative expenses. The lower operating fees are a result of the Company increasing its working interest ownership in its oil and gas properties as a result of a property exchange with HS Resources and other minor interest acquisitions in late 1999. Included in general and administrative expenses is $174,000 and $70,000 for the three months ended March 31, 1999 and 2000 of non-cash expenses related to the common stock grants awarded to officers and managers of the Company in conjunction with the redistribution of SOCO's ownership of the Company in 1997.

    Interest and other expenses fell to $2.6 million in the first quarter of 2000, a decrease of $352,000 or 12% from the prior year period. Interest expense decreased as a result of lower average debt balances and lower interest rates on the Company's debt due to the redemption of the 11.75% Subordinated Notes on July 15, 1999. The redemption was financed with borrowings under the bank credit facility. The Company's average interest rate for the first quarter of 2000 was 7.4% compared to 9.1% in the first quarter of 1999.

    Depletion, depreciation and amortization expense for first quarter of 2000 totaled $10.3 million, approximately the same level as in 1999. Depletion expense totaled $10.0 million or $0.94 per Mcfe for first quarter of 2000 compared to $10.0 million or $1.08 per Mcfe for 1999. Although there was a 15% increase in oil and gas production over the first quarter of 1999, total depletion expense remained constant due to a decrease in the depletion rate. The depletion rate was lowered in the second and fourth quarters of 1999 in conjunction with the completion of the mid-year and year-end reserve reports reflecting additional oil and gas reserves due primarily to the identification of additional refrac projects and drilling locations, upward revisions due to over-performance and the increase in oil and gas prices. Depreciation and amortization expense for the three months ended March 31, 2000 totaled $242,000 or $0.02 per Mcfe compared to $230,000 or $0.02 per Mcfe for same period in 1999.

Development, Acquisition and Exploration

   During the first quarter of 2000, the Company incurred $8.6 million in capital expenditures, including $8.5 million of development expenditures. During the period, the Company successfully drilled or deepened 18 wells, refraced 34 wells, and recompleted one well. The Company anticipates incurring approximately $35.0 million on development expenditures during 2000. The decision to increase or decrease development activity is heavily dependent on the prices being received for production.

Financial Condition and Capital Resources

   At March 31, 2000, the Company had $327.0 million of assets. Total capitalization was $294.0 million, of which 54% was represented by stockholders' equity and 46% by bank debt. During the first quarter of 2000, net cash provided by operations totaled $21.7 million, as compared to $3.1 million in the same period in 1999 ($21.6 million and $8.2 million prior to changes in working capital, respectively). At March 31, 2000, there were no significant commitments for capital expenditures. The Company anticipates 2000 capital expenditures, exclusive of acquisitions, to approximate $35.0 million. The level of these and other future expenditures is largely discretionary, and the amount of funds devoted to any particular activity may increase or decrease significantly, depending on available opportunities and market conditions. The Company plans to finance its ongoing development, acquisition and exploration expenditures and additional equity security repurchases using internal cash flow, proceeds from asset sales and bank borrowings. In addition, joint ventures or future public and private offerings of debt or equity securities may be utilized.

   In July 1999, in conjunction with the redemption of the 11.75% Senior Subordinated Notes, the Company entered into a Second Amended and Restated Bank Credit Agreement (the "Credit Agreement"). The Credit Agreement is a revolving credit facility in an aggregate amount up to $200.0 million. The amount available under the facility is adjusted semi-annually, each May 1 and November 1, and equaled $175.0 million at March 31, 2000.

   The Credit Agreement contains certain financial covenants, including but not limited to a maximum total debt to EBITDA ratio and a minimum current ratio. The Credit Agreement also contains certain negative covenants, including but not limited to restrictions on indebtedness; certain liens; guaranties, speculative derivatives and other similar obligations; asset dispositions; dividends, loans and advances; creation of subsidiaries; investments; leases; acquisitions; mergers; changes in fiscal year; transactions with affiliates; changes in business conducted; sale and leaseback and operating lease transactions; sale of receivables; prepayment of other indebtedness; amendments to principal documents; negative pledge causes; issuance of securities; and non-speculative commodity hedging. Borrowings under the Credit Agreement mature in July 2003, but may be prepaid at anytime. The Company has periodically negotiated extensions of the Credit Agreement; however, there is no assurance the Company will be able to do so in the future. The Company had a restricted payment basket, as defined by the Credit Agreement, of $8.0 million as of March 31, 2000, which may be used to repurchase common stock, preferred stock and warrants and pay dividends on its common stock.

   The Company may elect that all or a portion of the credit facility bear interest at a rate equal to: (i) the higher of (a) the prime rate or (b) the Federal Funds Effective Rate plus .5%, or (ii) the rate at which Eurodollar deposits for one, two, three or six months (as selected by the Company) are offered in the interbank Eurodollar market plus a margin which fluctuates from 1.00% to 1.50%, determined by a debt to EBITDA ratio. The average interest rate under the facility approximated 7.4% during the first quarter of 2000 and was 7.3% at March 31, 2000.

   In October 1998, the Company entered into an interest rate swap contract for a two-year period, extendable for one additional year at the option of the third party. The contract is for $30.0 million principal with a fixed interest rate of 4.57% payable by the Company and the variable interest rate, the three-month LIBOR, payable by the third party. The difference between the Company's fixed rate of 4.57% and the three-month LIBOR rate, which is reset every 90 days, is received or paid by the Company in arrears every 90 days. The Company received $184,000 in 1999 pursuant to this contract and $123,000 in the first quarter of 2000.

   The Company had $74.0 million of 11.75% Senior Subordinated Notes due July 15, 2004 outstanding on March 31, 1999. The Notes had been reflected in the financial statements at a book value of 105.875% of their principal amount, the initial call price ($69.9 million of principal amount outstanding as of March 31, 1999). The Notes became redeemable on July 15, 1999. The Company redeemed all of the Notes at the call price of 105.875% on July 15, 1999. The redemption was financed with borrowings under the bank credit facility.

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

   The Company has entered into arrangements to monetize its Section 29 tax credits. These arrangements result in revenue increases of approximately $0.40 per Mcf on production volumes from qualified Section 29 properties. As a result, additional gas revenues of $580,000 and $898,000 were recognized for the three months ended March 31, 1999 and 2000, respectively. These arrangements are expected to increase revenues through December 31, 2002, at which point the tax credits expire.

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

Certain Factors That May Affect Future Results

   Statements that are not historical facts contained in this report are forward-looking statements that involve risks and uncertainties that could cause actual results to differ from projected results. Such statements address activities, events or developments that the Company expects, believes, projects, intends or anticipates will or may occur, including such matters as future capital development and exploration expenditures (including the amount and nature thereof), drilling, deepening or refracing of wells, reserve estimates (including estimates of future net revenues associated with such reserves and the present value of such future net revenues), future production of oil and natural gas, business strategies, expansion and growth of the Company's operations, cash flow and anticipated liquidity, prospect development and property acquisition, obtaining financial or industry partners for prospect or program development, or marketing of oil and natural gas. Factors that could cause actual results to differ materially ("Cautionary Disclosures") are described, among other places, in the Marketing, Competition, and Regulation sections in the 1999 Form 10-K and under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations." Without limiting the Cautionary Disclosures so described, Cautionary Disclosures include, among others: general economic conditions, the market price of oil and natural gas, the risks associated with exploration, the Company's ability to find, acquire, market, develop and produce new properties, operating hazards attendant to the oil and natural gas business, uncertainties in the estimation of proved reserves and in the projection of future rates of production and timing of development expenditures, the strength and financial resources of the Company's competitors, the Company's ability to find and retain skilled personnel, climatic conditions, labor relations, availability and cost of material and equipment, environmental risks, the results of financing efforts, and regulatory developments. All written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Disclosures. The Company disclaims any obligation to update or revise any forward-looking statement to reflect events or circumstances occurring hereafter or to reflect the occurrence of anticipated or unanticipated events.

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

Market and Commodity Risk

   The Company's major market risk exposure is in the pricing applicable to its oil and natural gas production. Realized pricing is primarily driven by the prevailing domestic price for oil and spot prices applicable to the Rocky Mountain and Mid-Continent regions for its natural gas production.
Historically, prices received for oil and gas production have been volatile and unpredictable. Pricing volatility is expected to continue. Natural gas price realizations during 1999 and the first quarter of 2000, exclusive of any hedges, ranged from a monthly low of $1.51 per Mcf to a monthly high of $2.70 per Mcf. Oil prices, exclusive of any hedges, ranged from a monthly low of $10.70 per barrel to a monthly high of $28.92 per barrel during 1999 and the first quarter of 2000. Both oil and natural gas prices increased significantly from the first quarter 1999 to the first quarter of 2000. A significant decline in the prices of oil or natural gas could have a material adverse effect on the Company's financial condition and results of operations.

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

   As of March 31, 2000, the Company had entered into swap contracts for oil (NYMEX based) for approximately 3,350 barrels of oil per day for the remainder of 2000 at fixed prices ranging from $20.00 to $26.18 per barrel and 1,050 barrels of oil per day for 2001 at fixed prices ranging from $23.05 to $23.85 per barrel. Certain swap contracts for oil (NYMEX based) contain "knock-out" provisions. If the average price of NYMEX WTI crude oil falls below the "knock-out" price for the contract month, the swaps will be considered "knocked-out" and no payment will be made to the Company for the applicable month. These swaps are summarized in the table below. The overall weighted average hedged price for the swap contracts is $21.88 per barrel for the remainder of 2000 and $23.28 per barrel for 2001 (NYMEX based). The unrecognized losses on these contracts totaled $3.6 million based on estimated market values at March 31, 2000.

   As of March 31, 2000, the Company had entered into natural gas swap contracts for approximately 28,300 MMBtu's per day for the remainder of 2000 at fixed prices ranging from $2.06 to $2.92 per MMBtu and 10,000 MMBtu's per day for the first quarter of 2001 at fixed prices ranging from $2.55 to $2.95 per MMBtu on CIG index based swap contracts. The Company also has entered into physical natural gas sale contracts for the delivery of approximately 12,200 MMBtu's per day for the remainder of 2000 at prices ranging from $2.29 to $3.04 per MMBtu and 2,500 MMBtu's per day for the first quarter of 2001 at prices ranging from $2.67 to $3.08 per MMBtu. The weighted average daily volumes and prices for these natural gas swaps and physical contracts are 40,600 MMBtu's per day at $2.25 per MMBtu for the remainder of 2000 and 12,500 MMBtu's per day at $2.76 per MMBtu for the first quarter of 2001. The unrecognized losses on the swap contracts totaled $3.2 million based on estimated market values at March 31, 2000.

   As of April 26, 2000, the Company was a party to the following fixed price swap and physical arrangements summarized by quarter:


                                                             Oil (NYMEX)
                                 -------------------------------------------------------------------
                                       SWAP               SWAP "KNOCK-OUT"              COMBINED
                                 ----------------  -------------------------------  ----------------
                                  Daily              Daily            "Knock-out"    Daily
                                 Volume             Volume               Price       Volume
Time Period                       (Bbl)    $/Bbl    (Bbl)    $/Bbl       $/Bbl       (Bbl)    $/Bbl
-----------                      -------  -------  -------  -------  -------------  --------  ------
04/01/00 - 06/30/00...........    1,500    $21.31   2,000    $21.73   16.00-17.00     3,500   $21.55
07/01/00 - 09/30/00...........    2,000     22.81   1,500     21.40   16.00-17.00     3,500    22.21
10/01/00 - 12/31/00...........      750     21.56   2,350     22.00   16.00-17.00     3,100    21.89

01/01/01 - 03/31/01...........        -         -   1,500     23.41         17.00     1,500    23.41
04/01/01 - 06/30/01...........        -         -   1,250     23.29         17.00     1,250    23.29
07/01/01 - 09/30/01...........        -         -     750     23.13         17.00       750    23.13
10/01/01 - 12/31/01...........        -         -     750     23.13         17.00       750    23.13

                                                         Natural Gas
                                 --------------------------------------------------------
                                     CIG SWAP           PHYSICAL            COMBINED
                                 ----------------  ----------------  --------------------
                                 Daily             Daily             Daily
                                 Volume            Volume            Volume
Time Period                      (MMBtu)  $/MMBtu  (MMBtu)  $/MMBtu  (MMBtu)     $/MMBtu
-----------                      ------   -------  ------   -------  -------     -------
04/01/00 - 06/30/00..........    36,600    $ 2.14  15,000    $ 2.36   51,600     $ 2.20
07/01/00 - 09/30/00..........    31,700      2.12  15,000      2.36   46,700       2.20
10/01/00 - 12/31/00..........    16,800      2.40   6,700      2.52   23,500       2.43

01/01/01 - 03/31/01..........    10,000      2.73   2,500      2.87   12,500       2.76

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

   The following table indicates the average oil and natural gas prices received over the last five years and highlights the price fluctuations by quarter for 1999 and the first quarter of 2000. Average price computations exclude hedging gains and losses and other nonrecurring items to provide comparability.
Average prices per Mcfe indicate the composite impact of changes in oil and natural gas prices. Oil production is converted to natural gas equivalents at the rate of one barrel per six Mcf.


                                   Average Prices
                      ------------------------------------------
                                        Natural   Equivalent
                            Oil           Gas        Mcf
                            ---           ---        ---
                         (Per Bbl)     (Per Mcf)  (Per Mcfe)
         Annual
         ------
         1995.......      $16.43          $1.34       $1.73
         1996.......       20.47           1.99        2.41
         1997.......       19.54           2.25        2.55
         1998.......       13.13           1.87        1.96
         1999.......       17.71           2.21        2.40

         Quarterly
         ---------

         1999
         ----
         First......      $11.65          $1.65       $1.72
         Second.....       16.10           1.99        2.17
         Third......       19.90           2.48        2.68
         Fourth.....       23.01           2.63        2.92

         2000
         ----
         First......      $27.30          $2.70       $3.13

PART II. OTHER INFORMATION

Item 1.        Legal Proceedings

          Information with respect to this item is incorporated by reference from Notes to Consolidated Financial Statements in Part 1 of this report.

Item 4.        Submission of Matters to a Vote of Security Holders

          None.

Item 6.        Exhibits and Reports on Form 8-K

   (a)  Exhibits -

       10.1.1 Standstill Agreement dated April 12, 2000 between Patina Oil & Gas Corporation and Southwestern Eagle L.L.C. *

         27      Financial Data Schedule. *

 * Filed herewith

 (b) No reports on Form 8-K were filled by Registrant during the quarter ended March 31, 2000.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    PATINA OIL & GAS CORPORATION



                              BY    /s/ David J. Kornder
                                    --------------------------------
                                    David J. Kornder, Vice President and Chief
                                    Financial Officer



April 27, 2000