Form 10-Q
period 2000-06-30
PATINA OIL & GAS CORP
filed 2000-07-28
CIK 1006264

================================================================================


                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                             ____________________


                                   FORM 10-Q
(Mark one)

[X]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended June 30, 2000

                                      OR

[_]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
             For the transition period from _________ to _________

                        Commission file number 1-14344
                          __________________________


                         PATINA OIL & GAS CORPORATION
            (Exact name of registrant as specified in its charter)

               Delaware                               75-2629477
    (State or other jurisdiction of                  (IRS Employer
     incorporation or organization)               Identification No.)

             1625 Broadway
           Denver, Colorado                             80202
(Address of principal executive offices)             (zip code)

       Registrant's telephone number, including area code (303) 389-3600

          Title of class                     Name of exchange on which listed
---------------------------------          ------------------------------------
   Common Stock, $.01 par value                   New York Stock Exchange
      Common Stock Warrants                       New York Stock Exchange

          Securities registered pursuant to Section 12(g) of the Act:
                                     None


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X       No
     ---          ______.


  There were 16,926,360 shares of common stock outstanding on July 26, 2000.


================================================================================

PART I.  FINANCIAL INFORMATION

Patina Oil & Gas Corporation was formed in 1996 to hold the assets and operations of Snyder Oil Corporation in the Wattenberg Field and to facilitate the acquisition of Gerrity Oil & Gas Corporation in 1996. The financial statements included herein have been prepared in conformity with generally accepted accounting principles. The statements are unaudited but reflect all adjustments which, in the opinion of management, are necessary to fairly present the Company's financial position and results of operations.

                          PATINA OIL & GAS CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                        (In thousands except share data)

                                                         December 31,     June 30,
                                                             1999          2000
                                                         ------------    ---------
                                                                        (Unaudited)
                                      ASSETS
Current assets
   Cash and equivalents                                     $     626    $     483
   Accounts receivable                                         15,694       15,279
   Inventory and other                                          3,030        3,754
                                                            ---------    ---------
                                                               19,350       19,516
                                                            ---------    ---------

Oil and gas properties, successful efforts method             621,767      639,187
   Accumulated depletion, depreciation and amortization      (313,732)    (333,030)
                                                            ---------    ---------
                                                              308,035      306,157
                                                            ---------    ---------

Gas facilities and other                                        3,790        4,002
   Accumulated depreciation                                    (2,251)      (2,691)
                                                            ---------    ---------
                                                                1,539        1,311
                                                            ---------    ---------

Other assets, net                                               1,292            -
                                                            ---------    ---------
                                                            $ 330,216    $ 326,984
                                                            =========    =========


                    LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
   Accounts payable                                         $  14,993    $  15,304
   Accrued liabilities                                          4,115        4,012
                                                            ---------    ---------
                                                               19,108       19,316
                                                            ---------    ---------

Senior debt                                                   132,000      121,000
Deferred income taxes                                               -        4,952
Other noncurrent liabilities                                   13,218       11,456

Commitments and contingencies

Stockholders' equity
   Preferred stock, $.01 par, 5,000,000 shares
     authorized, 2,383,328 and 1,618,511 shares issued
     and outstanding                                               24           16
   Common stock, $.01 par, 100,000,000 shares
     authorized, 16,131,310 and 16,950,748 shares
     issued and outstanding                                       161          169
   Capital in excess of par value                             188,545      176,159
   Deferred compensation                                         (279)        (139)
   Retained earnings (deficit)                                (22,561)      (5,945)
                                                            ---------    ---------
                                                              165,890      170,260
                                                            ---------    ---------
                                                            $ 330,216    $ 326,984
                                                            =========    =========

       The accompanying notes are an integral part of these statements.

                          PATINA OIL & GAS CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands except per share data)

                                               Three Months           Six Months
                                              Ended June 30,         Ended June 30,
                                            -------------------   --------------------
                                              1999       2000       1999        2000
                                            --------   --------   --------    --------
                                                          (Unaudited)
Revenues
 Oil and gas sales                          $ 20,047   $ 31,569   $ 36,507    $ 62,843
 Other                                           400        288        595         590
                                            --------   --------   --------    --------

                                              20,447     31,857     37,102      63,433
                                            --------   --------   --------    --------

Expenses
 Direct operating                              4,454      4,909      8,575      10,492
 Exploration                                       9          6         22          25
 General and administrative                    1,466      1,755      2,819       3,394
 Interest and other                            2,963      2,393      5,876       4,954
 Depletion, depreciation and amortization      9,813      9,528     20,086      19,809
                                            --------   --------   --------    --------
                                              18,705     18,591     37,378      38,674
                                            --------   --------   --------    --------

Income (loss) before taxes                     1,742     13,266       (276)     24,759
                                            --------   --------   --------    --------

Provision for income taxes
 Current                                           -          -          -           -
 Deferred                                          -      2,653          -       4,952
                                            --------   --------   --------    --------
                                                   -      2,653          -       4,952
                                            --------   --------   --------    --------

Net income (loss)                           $  1,742   $ 10,613   $   (276)   $ 19,807
                                            ========   ========   ========    ========

Net income (loss) per share
 Basic                                      $   0.01   $   0.59   $  (0.22)   $   1.06
                                            ========   ========   ========    ========
 Diluted                                    $   0.01   $   0.46   $  (0.22)   $   0.87
                                            ========   ========   ========    ========

Weighted average shares outstanding
 Basic                                        15,931     16,422     15,854      16,343
                                            ========   ========   ========    ========
 Diluted                                      15,931     22,910     15,854      22,165
                                            ========   ========   ========    ========

       The accompanying notes are an integral part of these statements.

                          PATINA OIL & GAS CORPORATION

                     CONSOLIDATED STATEMENTS OF CHANGES IN
                              STOCKHOLDERS' EQUITY
                                 (In thousands)

                                                                                            Capital in                   Retained
                                         Preferred Stock             Common Stock            Excess of      Deferred     Earnings
                                    --------------------------  --------------------------
                                       Shares        Amount        Shares        Amount      Par Value    Compensation   (Deficit)
                                    ------------  ------------  ------------  ------------  ------------  ------------  ----------
Balance, December 31, 1998                 3,167  $         32        15,752  $        158  $    206,792  $     (1,038) $  (29,968)

Repurchase of common and preferred          (735)           (7)         (868)           (9)      (24,674)            -        (489)

Conversion of preferred into common         (168)           (2)          489             4             -             -           -

Issuance of common                             -             -           758             8         3,108          (334)          -

Preferred dividends                          119             1             -             -         3,319             -      (6,251)

Common dividends                               -             -             -             -             -             -        (812)

Net income                                     -             -             -             -             -         1,093      14,959
                                    ------------  ------------  ------------  ------------  ------------  ------------  ----------

Balance, December 31, 1999                 2,383            24        16,131           161       188,545          (279)    (22,561)

Repurchase of common and preferred          (514)           (5)         (295)           (3)      (15,870)            -        (549)

Conversion of preferred into common         (251)           (3)          674             7            (4)            -           -

Issuance of common                             -             -           440             4         3,488             -           -

Preferred dividends                            -             -             -             -             -             -      (1,983)

Common dividends                               -             -             -             -             -             -        (659)

Net income                                     -             -             -             -             -           140      19,807
                                    ------------  ------------  ------------  ------------  ------------  ------------  ----------

Balance, June 30, 2000 (unaudited)         1,618  $         16        16,950  $        169  $    176,159  $       (139) $   (5,945)
                                    ============  ============  ============  ============  ============  ============  ==========

       The accompanying notes are an integral part of these statements.

                         PATINA OIL & GAS CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)



                                                       Six Months Ended June 30,
                                                      --------------------------
                                                            1999       2000
                                                          --------   --------
                                                               (Unaudited)
Operating activities
 Net income (loss)                                        $   (276)  $ 19,807
 Adjustments to reconcile net income (loss) to net
  cash provided by operations
   Exploration expense                                          22         25
   Depletion, depreciation and amortization                 20,086     19,809
   Deferred income tax provision                                 -      4,952
   Deferred compensation expense                               479        140
   Amortization of deferred credits                           (482)      (703)
   Amortization of loan fees                                     -        152
   Changes in current and other assets and liabilities
    Decrease (increase) in
     Accounts receivable                                       295        415
     Inventory and other                                      (187)       250
    Increase (decrease) in
     Accounts payable                                       (2,301)       311
     Accrued liabilities                                      (489)        11
     Other assets and liabilities                           (2,114)    (2,274)
                                                          --------   --------
   Net cash provided by operating activities                15,033     42,895
                                                          --------   --------

Investing activities
 Acquisition, development and exploration                  (13,183)   (17,376)
 Other                                                        (173)      (186)
                                                          --------   --------
   Net cash used by investing activities                   (13,356)   (17,562)
                                                          --------   --------

Financing activities
 Decrease in indebtedness                                   (6,743)   (11,000)
 Deferred credits                                            1,818      1,446
 Issuance of common stock                                      493      3,262
 Repurchase of common stock                                   (271)    (3,033)
 Repurchase of preferred stock                                (366)   (12,846)
 Preferred stock redemption premium                              -       (549)
 Preferred dividends                                        (1,292)    (2,097)
 Common dividends                                             (324)      (659)
                                                          --------   --------
   Net cash used by financing activities                    (6,685)   (25,476)
                                                          --------   --------

Decrease in cash                                            (5,008)      (143)
Cash and equivalents, beginning of period                   10,086        626
                                                          --------   --------
Cash and equivalents, end of period                       $  5,078   $    483
                                                          ========   ========

       The accompanying notes are an integral part of these statements.

                         PATINA OIL & GAS CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)  ORGANIZATION AND NATURE OF BUSINESS

   Patina Oil & Gas Corporation (the "Company" or "Patina"), a Delaware corporation, was formed in 1996 to hold the assets of Snyder Oil Corporation ("SOCO") in the Wattenberg Field and to facilitate the acquisition of Gerrity Oil & Gas Corporation ("Gerrity"). In conjunction with the Gerrity acquisition, SOCO received 14.0 million common shares of Patina. In 1997, a series of transactions eliminated SOCO's ownership in the Company.

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

Other Assets

   Other Assets at December 31, 1999 were comprised of $988,000 of notes receivable from certain officers and key managers of the Company. See Note (9). At June 30, 2000, the notes receivable balance of $690,000 was classified as a current asset and included in Inventory and other as these notes are due within one year. At December 31, 1999, the balance also included net loan origination fees of $303,000. The remaining net loan origination of fees $151,000 at June 30, 2000 were classified as a current asset and are included in Inventory and other, as they will be fully amortized by December 31, 2000.

Section 29 Tax Credits

   The Company has entered into arrangements to monetize its Section 29 tax credits. These arrangements result in revenue increases of approximately $0.40 per Mcf on production volumes from qualified Section 29 properties. As a result, additional gas revenues of $1.2 million and $1.8 million were recognized for the six months ended June 30, 1999 and 2000, respectively. These arrangements are expected to increase revenues through December 31, 2002, at which point the tax credits expire.

Gas Imbalances

   The Company uses the sales method to account for gas imbalances. Under this method, revenue is recognized based on the cash received rather than the Company's proportionate share of gas produced. Gas imbalances at December 31, 1999 and June 30, 2000 were insignificant.

Financial Instruments

   The book value and estimated fair value of cash and equivalents was $626,000 and $483,000 at December 31, 1999 and June 30, 2000. The book value and estimated fair value of the senior debt was $132.0 million and $121.0 million at December 31, 1999 and June 30, 2000. The book value of these assets and liabilities approximates fair value due to the short maturity or floating rate structure of these instruments.

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

   The Company entered into various swap contracts for oil (NYMEX based) for the first six months of 1999 and 2000 and recognized losses of $370,000 and $4.7 million related to these swap contracts.

   The Company entered into various CIG and PEPL index based swap contracts for natural gas for the first six months of 1999 and 2000. The Company recognized gains of $310,000 in the six month period ended June 30, 1999 and a loss of $2.4 million in the six month period ended June 30, 2000 related to these swap contracts.

   As of June 30, 2000, the Company had entered into swap contracts for oil (NYMEX based) for approximately 3,375 barrels of oil per day for the remainder of 2000 at fixed prices ranging from $20.00 to $25.75 per barrel and 1,560 barrels of oil per day for 2001 at fixed prices ranging from $23.05 to $26.60 per barrel. Certain swap contracts for oil (NYMEX based) contain "knock-out" provisions. If the average price of NYMEX WTI crude oil falls below the "knock-out" price for the contract month, the swaps will be considered "knocked-out" and no payment will be made to the Company for the applicable month. These swaps are summarized in the table below. The overall weighted average hedged price for the swap contracts is $22.14 per barrel for the remainder of 2000 and $23.76 per barrel for 2001 (NYMEX based). The unrecognized losses on these contracts totaled $6.9 million and $4.8 million based on estimated market values at June 30, 2000 and July 25, 2000, respectively.

   As of June 30, 2000, the Company had entered into natural gas swap contracts for approximately 32,500 MMBtu's per day for the remainder of 2000 at fixed prices ranging from $2.06 to $3.68 per MMBtu and 18,700 MMBtu's per day for the first six months of 2001 at fixed prices ranging from $2.55 to $3.71 per MMBtu on CIG index based swap contracts. The Company also has entered into physical natural gas sale contracts for the delivery of approximately 10,900

MMBtu's per day for the remainder of 2000 at prices ranging from $2.29 to $3.04 per MMBtu and 1,200 MMBtu's per day for the first six months of 2001 at prices ranging from $2.67 to $3.08 per MMBtu. The weighted average daily volumes and prices for these natural gas swaps and physical contracts are 43,400 MMBtu's per day at $2.48 per MMBtu for the remainder of 2000 and 19,900 MMBtu's per day at $3.01 per MMBtu for the first six months of 2001. The unrecognized losses on the swap contracts totaled $10.8 million and $5.7 million based on estimated market values at June 30, 2000 and July 25, 2000, respectively.

   As of July 25, 2000, the Company was a party to the following fixed price swap and physical arrangements summarized by quarter:

                                                                 Oil (NYMEX)
                             ------------------------------------------------------------------------------------
                                 Swap               Swap "Knock-out"               Combined
                             ---------------  -----------------------------  ---------------------
                             Daily            Daily            "Knock-out"    Daily                 Unrealized
                             Volume           Volume             Price       Volume                Gain / (Loss)
Time Period                   Bbl     $/Bbl    Bbl     $/Bbl      $/Bbl        Bbl       $/Bbl      ($/thousand)
-----------                  ------  -------  ------  -------  ------------  -------  ------------ -------------
07/01/00 - 09/30/00.......    2,000    22.81   1,500    21.40   16.00-17.00    3,500        22.21         (2,076)
10/01/00 - 12/31/00.......      900    22.28   2,350    22.00   16.00-17.00    3,250        22.08         (1,619)

01/01/01 - 03/31/01.......      500    26.21   1,500    23.41      17.00       2,000        24.11           (467)
04/01/01 - 06/30/01.......      500    25.09   1,250    23.29      17.00       1,750        23.80           (334)
07/01/01 - 09/30/01.......      500    24.13     750    23.13      17.00       1,250        23.53           (184)
10/01/01 - 12/31/01.......      500    23.71     750    23.13      17.00       1,250        23.37           (126)

                                                               Natural Gas
                             ---------------------------------------------------------------------------------------
                                CIG Swap         Physical                       Combined
                             ---------------  ---------------               -----------------
                             Daily            Daily                           Daily                    Unrealized
                             Volume           Volume                          Volume                  Gain / (Loss)
Time Period                  MMBtu   $/MMBtu  MMBtu   $/MMBtu                 MMBtu       $/MMBtu     ($/thousand)
-----------                  ------  -------  ------  -------               ----------    --------    -----------
07/01/00 - 09/30/00.......   31,700     2.12  15,000     2.36                 46,700         2.20         (3,490)
10/01/00 - 12/31/00.......   33,300     2.85   6,700     2.52                 40,000         2.80         (1,520)

01/01/01 - 03/31/01.......   27,500     3.05   2,500     2.87                 30,000         3.03           (731)
04/01/01 - 06/30/01.......   10,000     2.93       -        -                 10,000         2.93             41

   In October 1998, the Company entered into an interest rate swap contract for a two-year period, extendable for one additional year at the option of the third party. The contract is for $30.0 million principal with a fixed interest rate of 4.57% payable by the Company and the variable interest rate, the three-month LIBOR, payable by the third party. The difference between the Company's fixed rate of 4.57% and the three-month LIBOR rate, which is reset every 90 days, is received or paid by the Company in arrears every 90 days. The Company received $184,000 in 1999 pursuant to this contract and $234,000 in the first six months of 2000. The unrecognized gain on this contract totaled $296,000 based on estimated market values at June 30, 2000.

   In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded on the balance sheet as either an asset or liability measured at its fair value. It also requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. SFAS 133 is effective for fiscal years beginning after June 15, 2000. The Company has not yet quantified the impacts of adopting SFAS 133 on its financial statements and has not determined the timing of, or method of, adoption of SFAS 133. However, SFAS 133 will likely increase volatility in earnings and other comprehensive income.

Stock Options and Awards

   The Company accounts for its stock-based compensation plans under the principles prescribed by the Accounting Principles Board's Opinion No. 25 ("APB No. 25"), "Accounting for Stock Issued to Employees." Accordingly, stock options awarded under the Employee Plan and the Non-Employee Directors Plan are considered to be "noncompensatory" and do not result in recognition of compensation expense. However, the restricted stock awarded under the Restricted Stock Plan is considered to be "compensatory" and the Company recognized $479,000 and $140,000 of non-cash general and administrative expenses for the six months ended June 30, 1999 and 2000, respectively. These costs will be fully amortized by December 31, 2000. See Note (6).

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

Risks and Uncertainties

   Historically, the market for oil and natural gas has experienced significant price fluctuations. Prices for oil and natural gas in the Rocky Mountain region have been particularly volatile in recent years. The price fluctuations can result from variations in weather, levels of regional or national production, availability of transportation capacity to other regions of the country and various other factors. Increases or decreases in prices received could have a significant impact on future results.

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

(3)  OIL AND GAS PROPERTIES

   The cost of oil and gas properties at December 31, 1999 and June 30, 2000 included approximately $225,000 and $113,000 in net unevaluated leasehold costs related to a prospect in Wyoming. Acreage is generally held for exploration, development or resale and its value, if any, is excluded from amortization. The following table sets forth costs incurred related to oil and gas properties:

                                                            Six
                                      Year Ended        Months Ended
                                      December 31,        June 30,
                                         1999               2000
                                      ---------          ---------
                                             (In thousands)

     Development...................     $21,122            $17,237
     Acquisition...................       2,215                114
     Exploration and other.........         666                 25
                                        -------            -------
                                        $24,003            $17,376
                                        =======            =======

(4)  INDEBTEDNESS

   The following indebtedness was outstanding on the respective dates:

                                      December 31,       June 30,
                                         1999              2000
                                       --------          --------
                                             (In thousands)

      Bank debt....................    $132,000          $121,000
      Less current portion.........           -                 -
                                       --------          --------

      Senior debt, net.............    $132,000          $121,000
                                       ========          ========

   In July 1999, in conjunction with the redemption of the 11.75% Senior Subordinated Notes, the Company entered into a Second Amended and Restated Bank Credit Agreement (the "Credit Agreement"). The Credit Agreement is a revolving credit facility in an aggregate amount up to $200.0 million. The amount available under the facility is adjusted semi-annually, each May 1 and November 1, and equaled $175.0 million at June 30, 2000.

   The Company may elect that all or a portion of the credit facility bear interest at a rate equal to: (i) the higher of (a) the prime rate or (b) the Federal Funds Effective Rate plus .5%, or (ii) the rate at which Eurodollar deposits for one, two, three or six months (as selected by the Company) are offered in the interbank Eurodollar market plus a margin which fluctuates from 1.00% to 1.50%, determined by a debt to EBITDA ratio. The average interest rate under the facility approximated 7.5% during the first six months of 2000 and was 7.9% at June 30, 2000.

   In October 1998, the Company entered into an interest rate swap contract for a two-year period, extendable for one additional year at the option of the third party. The contract is for $30.0 million principal with a fixed interest rate of 4.57% payable by the Company and the variable interest rate, the three-month LIBOR, payable by the third party. The difference between the Company's fixed rate of 4.57% and the three-month LIBOR rate, which is reset every 90 days, is received or paid by the Company in arrears every 90 days. The Company received $184,000 in 1999 pursuant to this contract and $234,000 in the first six months of 2000.

     The Credit Agreement contains certain financial covenants, including but not limited to a maximum total debt to EBITDA ratio and a minimum current ratio. The Credit Agreement also contains certain negative covenants, including but not limited to restrictions on indebtedness; certain liens; guaranties, speculative derivatives and other similar obligations; asset dispositions; dividends, loans and advances; creation of subsidiaries; investments; leases; acquisitions; mergers; changes in fiscal year; transactions with affiliates; changes in business conducted; sale and leaseback and operating lease transactions; sale of receivables; prepayment of other indebtedness; amendments to principal documents; negative pledge causes; issuance of securities; and non-speculative commodity hedging. Borrowings under the Credit Agreement mature in July 2003, but may be prepaid at anytime. The Company has periodically negotiated extensions of the Credit Agreement; however, there is no assurance the Company will be able to do so in the future. The Company had a restricted payment basket, as defined in the Credit Agreement, of $11.7 million as of June 30, 2000, which may be used to repurchase common stock, preferred stock and warrants and pay dividends on its common stock. In July 2000, the Company amended the Credit Agreement and created an additional restricted payment basket to allow for the repurchase of up to $25.0 million of 8.50% preferred stock or the common stock issued upon conversion of the 8.50% preferred stock. This additional repurchase basket expires on December 31, 2000.

     Scheduled maturities of indebtedness for the next five years are zero for 2001, 2002, and $121.0 million in 2003. Management intends to review the facility and extend the maturity on a regular basis; however, there can be no assurance that the Company will be able to do so. Cash payments for interest totaled $6.1 million and $4.9 million the first six months ended June 30, 1999 and 2000, respectively.


(5)  STOCKHOLDERS' EQUITY

     A total of 100,000,000 common shares, $0.01 par value, are authorized of which 16,950,748 were issued and outstanding at June 30, 2000. The common stock is listed on the New York Stock Exchange. Prior to December 1997, no dividends had been paid on common stock. A quarterly cash dividend of $0.01 per common share was initiated in December 1997. The dividend was increased to $0.02 per common share in the fourth quarter of 1999. The following is a schedule of the changes in the Company's outstanding common stock for the following periods:

                                                             Twelve             Six
                                                          Months Ended      Months Ended
                                                       December 31, 1999   June 30, 2000
                                                       -----------------   -------------
      Beginning shares outstanding...................         15,752,400      16,131,300
      Exercise of stock options......................            226,300         212,300
      Shares issued under Stock Purchase Plan........             92,900          52,400
      Shares issued in lieu of salaries and bonuses..            164,800         128,300
      Shares issued for directors fees...............              8,600           1,900
      Conversion of 7.125% preferred.................            488,800         148,000
      Conversion of 8.50% preferred..................                  -         526,300
      Shares issued to deferred compensation plan....             35,200          11,400
      Stock grant (vested)...........................            168,600          33,300
      401(K) profit sharing contribution.............             61,300               -
      Shares repurchased and retired.................           (867,600)       (294,500)
                                                              ----------      ----------
      Ending shares outstanding......................         16,131,300      16,950,700
                                                              ==========      ==========

     At June 30, 2000, the Company had 2,919,353 common stock warrants outstanding. These warrants are exercisable at $12.50 for one share of common stock and expire in May 2001. The warrants are listed on the New York Stock Exchange.

     A total of 5,000,000 preferred shares, $0.01 par value, are authorized. At June 30, 2000, the Company had 1,618,511 shares of 8.50% preferred stock ("8.50% Preferred") outstanding with an aggregate liquidation preference of $40.5 million. Each share of the 8.50% Preferred is convertible into common stock at any time at $9.50 per share or 2.6316 common shares. The 8.50% Preferred pays quarterly cash dividends, when and if declared by the Board of

Directors. The 8.50% Preferred is redeemable at the option of the Company at any time after October 1, 2000 at 106% of its stated value declining by 2% per annum thereafter. The Company expects to call the 8.50% Preferred for redemption as of October 1, 2000. The liquidation preference is $25.00 per share, plus accrued and unpaid dividends. The 8.50% Preferred is privately held. Holders of the 8.50% Preferred are generally entitled to vote with the common stock, based upon the number of shares of common stock into which the shares of 8.50% Preferred are convertible. The Company paid $1.8 million and $1.9 million in dividends during the six months ended June 30, 1999 and 2000, respectively. Dividends through October 1999 were paid in kind. As such, the Company issued 72,960 of additional 8.50% preferred shares as dividends during the first six months of 1999. Dividends subsequent to October 1999 have been paid in cash.

     In December 1999, the Company called for redemption all remaining 7.125% preferred stock. The effective date of the redemption was January 21, 2000. Of the 564,800 preferred shares called, 51,000 were converted into 148,000 shares of common stock and the remaining 513,800 were redeemed for $13.4 million in cash. The cash redemption was financed with borrowings under the bank credit facility. The Company paid $1.2 million and $600,000 in preferred dividends during the six months ended June 30, 1999 and 2000, respectively. Included in the first quarter 2000 payment was $549,000 of redemption premium paid to shareholders that elected to redeem their preferred stock for cash.

     The Company adopted Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings per Share" during 1997. SFAS 128 specifies computation, presentation and disclosure requirements for earnings per share for entities with publicly held common stock or potential common stock. The following tables sets forth the computation of basic and diluted earnings per share:

                                                          Three Months Ended June 30,
                                        --------------------------------------------------------------
                                                    1999                             2000
                                        -----------------------------   ------------------------------
                                           Net     Common      Per        Net       Common      Per
                                         Income    Shares     Share      Income     Shares     Share
                                        --------  --------  ---------   --------   --------  ---------
Basic net income                        $  1,742    15,931              $ 10,613     16,422
7.125% preferred stock dividends            (643)        -                     -          -
8.50% preferred stock dividends             (922)        -                  (966)         -
Preferred stock accretion                    (83)        -                     -          -
                                        --------  --------              --------   --------
Basic net income attributable
 to common stock                              94    15,931  $    0.01      9,647     16,422  $    0.59
                                                            =========                        =========

Effect of dilutive securities:
7.125% preferred stock                         -         -                     -          -
8.50% preferred stock                          -         -                   966      4,573
Stock options                                  -         -                     -      1,124
Stock grant                                    -         -                     -        139
$12.50 common stock warrants                   -         -                     -        652
                                        --------  --------              --------   --------
Diluted net income attributable
 to common stock                        $     94    15,931  $    0.01   $ 10,613     22,910  $    0.46
                                        ========  ========  =========   ========   ========  =========

                                                                    Six Months Ended June 30,
                                                  --------------------------------------------------------------
                                                              1999                             2000
                                                  -----------------------------   ------------------------------
                                                     Net     Common      Per        Net       Common      Per
                                                   Income    Shares     Share      Income     Shares     Share
                                                  --------  --------  ---------   --------   --------  ---------
Basic net income (loss)                           $   (276)   15,854              $ 19,807     16,343
7.125% preferred stock dividends                    (1,291)        -                  (600)         -
8.50% preferred stock dividends                     (1,825)        -                (1,932)         -
Preferred stock accretion                             (166)        -                     -          -
                                                  --------  --------              --------   --------
Basic net income (loss) attributable
 to common stock                                    (3,558)   15,854  $   (0.22)    17,275     16,343  $    1.06
                                                                      =========                        =========

Effect of dilutive securities:
7.125% preferred stock                                   -         -                     -          -
8.50% preferred stock                                    -         -                 1,932      4,679
Stock options                                            -         -                     -        901
Stock grant                                              -         -                     -        153
$12.50 common stock warrants                             -         -                     -         89
                                                  --------  --------              --------   --------
Diluted net income (loss) attributable
 to common stock                                  $ (3,558)   15,854  $   (0.22)  $ 19,207     22,165  $    0.87
                                                  ========  ========  =========   ========   ========  =========

     The potential common stock equivalents of the 7.125% and 8.50% preferred stock, $12.50 common stock warrants and stock options were anti-dilutive for the three and six months ended June 30, 1999.


(6)  EMPLOYEE BENEFIT PLANS

401(k) Savings

     The Company has a 401(k) profit sharing and savings plan (the "401(k) Plan"). Eligible employees may make voluntary contributions to the 401(k) Plan. Employee contributions are limited as specified in the 401(k) Plan. The Company may, at its discretion, make matching or profit sharing contributions to the 401(k) Plan. The Company has historically made profit sharing contributions to the 401(k) Plan, which totaled $483,000 for 1999. The 1999 profit sharing contribution was made through the issuance of 61,300 shares of the Company's common stock.

Stock Purchase Plan

     In 1998, the Company adopted and the stockholders approved a stock purchase plan ("Stock Purchase Plan"). Pursuant to the Stock Purchase Plan, officers, directors and certain managers are eligible to purchase shares of common stock at prices ranging from 50% to 85% of the closing price of the stock on the trading day prior to the date of purchase ("Closing Price"). In addition, employee participants may be granted the right to purchase shares pursuant to the Stock Purchase Plan with all or a part of their salary and bonus. A total of 500,000 shares of common stock are reserved for possible purchase under the Stock Purchase Plan. In May 1999, an amendment to the Stock Purchase Plan was approved by the stockholders allowing for the annual renewal of the 500,000 shares of common stock reserved for possible purchase under the Plan. In 1999, the Board of Directors approved 136,300 common shares (exclusive of shares available for purchase with participants' salaries and bonuses) for possible purchase by participants at 75% of the Closing Price during the current Plan Year as defined in the Stock Purchase Plan. During the twelve months ended December 31, 1999, participants had purchased 92,900 shares of common stock at prices ranging from $5.06 to $8.63 per share ($3.80 to $6.47 net price per share), resulting in cash proceeds to the Company of $395,000. The Company recorded non-cash general and administrative expenses of $53,000 associated with these purchases in 1999. During the six months ended, June 30, 2000, participants had purchased 85,800 of common stock with participant's 1999 bonuses at $9.19 per share ($6.89 net price per share) and 52,400 shares of common stock at prices ranging from $16.50 to $17.31 per share ($12.38 to $12.98 net price per share), resulting in cash proceeds to the Company of $665,000. The Company recorded non-cash general and administrative expenses of $89,000 associated with these purchases in 2000.

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

                                                        Weighted
                                          Range         Average
                                       of Exercise      Exercise
                             Options    Prices Per     Price Per
          Year               Granted   Common Share   Common Share
          ----               -------  --------------  ------------
          1996.............  512,000  $         7.75         $7.75
          1997.............  521,000  $8.75 - $ 9.88         $9.75
          1998.............  614,000  $6.56 - $ 7.19         $7.03
          1999.............  630,000  $2.94 - $ 9.13         $3.54
          2000.............  503,000  $9.19 - $20.75         $9.28

The options generally vest over a three-year period (30%, 60%, 100%) and expire five years from the date of grant, except for 250,000 five-year options which were fully vested at the date of grant in October 1997 at an exercise price of $9.88.

     In 1996, the shareholders adopted a stock grant and option plan (the "Directors' Plan") for non-employee Directors. The Directors' Plan provides for each non-employee Director to receive common shares having a market value equal to $2,500 quarterly in payment of one-half their retainer. A total of 8,600 shares were issued in 1999 and 1,900 were issued in the first half of 2000. It also provides for 5,000 options to be granted annually to each non-employee Director. A summary by year of stock options granted under the Directors' Plan is summarized below:

                                                        Weighted
                                          Range         Average
                                       of Exercise      Exercise
                             Options    Prices Per     Price Per
          Year               Granted   Common Share   Common Share
          ----               -------  --------------  ------------
          1996.............   20,000  $         7.75        $ 7.75
          1997.............   30,000  $8.63 - $10.31        $ 9.19
          1998.............   35,000  $7.19 - $ 7.75        $ 7.59
          1999.............   30,000  $2.94 - $ 5.13        $ 4.76
          2000.............   25,000  $        17.44        $17.44

     The options generally vest over a three-year period (30%, 60%, 100%) and expire five years from the date of grant.

     In 1997, the shareholders approved a special stock grant and purchase plan for certain officers and managers ("Management Investors"). The plan provided for the grant of certain restricted common shares to the Management Investors. These shares vest at 25% per year on January 1, 1998, 1999, 2000 and 2001. The non-vested granted common shares have been recorded as Deferred Compensation in the equity section of the accompanying consolidated balance sheets. The Management Investors simultaneously purchased additional common shares from the Company at $9.875 per share. A portion of the purchase was financed by the Company. See Note (9).

     In conjunction with the appointment of a President in March 1998, the President was included in the stock grant and purchase plans. He was granted 100,000 restricted common shares that vest at 33% per year in March 1999, 2000 and 2001. The non-vested granted common shares have been recorded as Deferred Compensation in the equity section of the accompanying consolidated balance sheets. The President simultaneously purchased 100,000 common shares from the Company at $6.875 per share. A portion of this purchase ($584,000) was also financed by the Company. See Note (9).

     In April 1999, the Chief Executive Officer was granted 100,000 restricted shares of common stock and was simultaneously granted options to purchase 300,000 common shares in consideration of his voluntary reduction in cash salary, waiver of any 1998 bonus and other compensation arrangements. The shares vested ratably throughout 1999.

     The Company recognized $479,000 and $140,000 of non-cash general and administrative expenses for the six months ended June 30, 1999 and 2000, with respect to the stock grants. These costs will be fully amortized by December 31, 2000.


(7)  FEDERAL INCOME TAXES

     A reconciliation of the federal statutory rate to the Company's effective rate as they apply to the provision for the six months ended June 30, 1999 and 2000 follows:

                                                       1999    2000
                                                       ----    ----

Federal statutory rate................................   35%     35%
Utilization of net deferred tax asset.................  (35%)   (15%)
                                                       ----    ----
Effective income tax rate.............................    -      20%
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


(8)  MAJOR CUSTOMERS

     During the six months ended June 30, 1999 and 2000, Duke Energy Field Services, Inc. accounted for 38% and 32%, BP Amoco Production Company accounted for 19% and 23% and Aurora Natural Gas, LLC accounted for 14% and 4% of revenues, respectively. Management believes that the loss of any individual purchaser would not have a long-term material adverse impact on the financial position or results of operations of the Company.

(9)  RELATED PARTY

     In October 1997, certain officers and managers purchased common shares at $9.875 per share from the Company. A portion of this original purchase was financed by the Company through the issuance of 8.50% recourse promissory notes. The remaining notes balance at June 30, 2000 of $106,000 are secured by the common stock purchased and additional common shares granted to the respective officers and managers. Interest is due annually and the notes mature in January 2001. These notes have been reflected as current assets and are included in Inventory and other in the accompanying consolidated balance sheets.

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

     The Company leases office space and certain equipment under non-cancelable operating leases. Future minimum lease payments under such leases approximate $500,000 per year from 2000 through 2001. The office lease expires in November 2001. The Company is a party to various other lawsuits incidental to its business, none of which are anticipated to have a material adverse impact on its financial position or results of operations.

                         PATINA OIL & GAS CORPORATION
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Three months ended June 30, 2000 compared to three months ended June 30, 1999.

     Revenues for the second quarter of 2000 totaled $31.9 million, a 56% increase from the prior year period. The increase was due primarily to a rise in production and higher oil and gas prices. Net income for the second quarter of 2000 totaled $10.6 million compared to net income of $1.7 million in the second quarter of 1999. The increase was attributable to higher production and the sharp increase in oil and gas prices.

     Average daily production for the second quarter totaled 4,249 barrels of oil and 87.6 MMcf of gas (113.1 MMcfe), an increase of 8% on an equivalent basis from the same period in 1999. During the quarter, eight wells were drilled or deepened and 43 refracs and four recompletions were performed, compared to 10 new wells or deepenings and 23 refracs and recompletions in 1999. Based on a current capital budget of $38.0 million capital budget for 2000, the Company expects production to continue to increase in the remainder of the year. The level of development activity is heavily dependent on oil and gas prices.

     Average oil prices increased 44% from $15.17 per barrel in the second quarter of 1999 to $21.92 in 2000. Average natural gas prices increased 47% from $1.97 per Mcf for the second quarter of 1999 to $2.90 in 2000. The average oil price includes hedging losses of $370,000 or $0.93 per barrel and $2.3 million or $5.83 per barrel in the second quarters of 1999 and 2000, respectively. The average natural gas prices include hedging losses of $180,000 or $0.03 per Mcf and $2.7 million or $0.34 per Mcf for the second quarters of 1999 and 2000, respectively. Direct operating expenses, consisting of lease operating and production taxes, totaled $4.9 million or $0.48 per Mcfe for the second quarter of 2000 compared to $4.5 million or $0.47 per Mcfe in the prior year period. The increase in direct operating expenses for the quarter was attributed to a $578,000 rise in production taxes as a result of higher average oil and gas prices and production.

     General and administrative expenses, net of third party reimbursements, for the second quarter of 2000 totaled $1.8 million, a $289,000 or 20% increase from the same period in 1999. The increase in expense is primarily due to the Company receiving lower reimbursements from third party working interest owners that are offset against general and administrative expenses. The lower operating fees are a result of the Company increasing its working interest ownership in its oil and gas properties as a result of a property exchange with HS Resources and other minor interest acquisitions in late 1999. Included in general and administrative expenses is $305,000 and $70,000 for the three months ended June 30, 1999 and 2000 of non-cash expenses related to the common stock grants awarded to officers and managers in 1997. These non-cash expenses will be fully amortized by December 31, 2000.

     Interest and other expenses fell to $2.4 million in the second quarter of 2000, a decrease of $570,000 or 19% from the prior year period. Interest expense decreased as a result of lower average debt balances and lower interest rates on the Company's debt due to the redemption of the 11.75% Subordinated Notes in July 1999. The redemption was financed with borrowings under the bank credit facility. The Company's average interest rate for the second quarter of 2000 was 7.6% compared to 9.1% in 1999.

     Depletion, depreciation and amortization expense for the second quarter of 2000 totaled $9.5 million, a decrease of $285,000 from the prior year period. Depletion expense totaled $9.3 million or $0.90 per Mcfe for the second quarter of 2000 compared to $9.6 million or $1.01 per Mcfe for 1999. Although there was an 8% increase in oil and gas production over the second quarter of 1999, total depletion expense declined due to a decrease in the depletion rate. The depletion rate was lowered in the fourth quarter of 1999 and in the second quarter of 2000 in conjunction with the completion of the year-end 1999 and mid-year 2000 reserve reports. The reduction reflects additional oil and gas reserves due primarily to the identification of additional refrac projects and drilling locations, upward revisions due to over-performance and the increase in oil and gas prices. Depreciation and amortization expense for the quarter totaled $269,000 or $0.03 per Mcfe compared to $240,000 or $0.03 per Mcfe in 1999.

Six months ended June 30, 2000 compared to six months ended June 30, 1999.

     Revenues for the six months ended June 30, 2000 totaled $63.4 million, a 71% increase from the prior year period. The increase was due primarily to increases in production and higher oil and gas prices. Net income for the six month period totaled $19.8 million compared to a net loss of $276,000 in 1999. The increase was attributable to higher production and the sharp increase in oil and gas prices.

     Average daily production for the first six months of 2000 totaled 4,428 barrels of oil and 88.5 MMcf of gas (115.1 MMcfe), an increase of 12% on an equivalent basis from the same period in 1999. During the period, 26 wells were drilled or deepened and 77 refracs and five recompletions were performed, compared to 21 new wells or deepenings and 50 refracs and recompletions in 1999. Based on a current capital budget of $38.0 million for 2000, the Company expects production to continue to increase in the remainder of the year. The level of development activity is heavily dependent on oil and gas prices.

     Average oil prices increased 63% from $13.36 per barrel in the first six months of 1999 to $21.72 in 2000. Average natural gas prices increased 52% from $1.85 per Mcf for the first six months of 1999 to $2.81 in 2000. The average oil price includes hedging losses of $370,000 or $0.45 per barrel and $4.7 million or $5.80 per barrel in the first six months of 1999 and 2000, respectively. The average natural gas prices include a hedging gain of $310,000 or $0.02 per Mcf in 1999 and hedging losses of $2.4 million or $0.15 per Mcf for the six months ended June 30, 2000. Direct operating expenses, consisting of lease operating and production taxes, totaled $10.5 million or $0.50 per Mcfe for the first six months of 2000 compared to $8.6 million or $0.46 per Mcfe in the prior year period. The increase in direct operating expenses in the first six months of 2000 was attributed to a $1.7 million rise in production taxes as a result of higher average oil and gas prices and production.

     General and administrative expenses, net of third party reimbursements, for the first six months of 2000 totaled $3.4 million, a $575,000 or 20% increase from the same period in 1999. The increase in expense is primarily due to the Company receiving lower reimbursements from third party working interest owners that are offset against general and administrative expenses. The lower reimbursements are a result of the Company increasing its working interest ownership in its oil and gas properties as a result of a property exchange with HS Resources and other minor interest acquisitions in late 1999. Included in general and administrative expenses is $479,000 and $140,000 for the six months ended June 30, 1999 and 2000 of non-cash expenses related to the common stock grants awarded to officers and managers in 1997. These non-cash expenses will be fully amortized by December 31, 2000.

     Interest and other expenses fell to $5.0 million in the six month period ended June 30, 2000, a decrease of $922,000 or 16% from the prior year period. Interest expense decreased as a result of lower average debt balances and lower interest rates on the Company's debt due to the redemption of the 11.75% Subordinated Notes in July 1999. The redemption was financed with borrowings under the bank credit facility. The Company's average interest rate for the first six months of 2000 was 7.5% compared to 9.1% in 1999.

     Depletion, depreciation and amortization expense for the first six months of 2000 totaled $19.8 million, a decrease of $277,000 from the prior year period. Depletion expense totaled $19.3 million or $0.92 per Mcfe for the first six months of 2000 compared to $19.6 million or $1.05 per Mcfe for 1999. Although there was a 12% increase in oil and gas production over 1999, total depletion expense declined due to decreases in the depletion rate. The depletion rate was lowered in the fourth quarter of 1999 and in the second quarter of 2000 in conjunction with the completion of the year-end 1999 and mid-year 2000 reserve reports reflecting additional oil and gas reserves. Depreciation and amortization expense for the six month period totaled $511,000 or $0.02 per Mcfe compared to $470,000 or $0.03 per Mcfe in 1999.

Development, Acquisition and Exploration

   During the first six months of 2000, the Company incurred $17.4 million in capital expenditures, including $17.2 million of development expenditures. During the period, the Company successfully drilled or deepened 26 wells, refraced 77 wells, and recompleted five wells. The Company anticipates incurring approximately $38.0 million on development expenditures during 2000. The decision to increase or decrease development activity is heavily dependent on oil and gas prices.

Financial Condition and Capital Resources

   At June 30, 2000, the Company had $327.0 million of assets. Total capitalization was $291.3 million, of which 58% was represented by stockholders' equity and 42% by bank debt. During the first six months of 2000, net cash provided by operations totaled $42.9 million, as compared to $15.0 million in the same period in 1999 ($44.2 million and $19.8 million prior to changes in working capital, respectively). At June 30, 2000, there were no significant commitments for capital expenditures. The Company anticipates 2000 capital expenditures, exclusive of acquisitions, to approximate $38.0 million. The level of these and other future expenditures is largely discretionary, and the amount of funds devoted to any particular activity may increase or decrease significantly, depending on available opportunities and market conditions. The Company plans to finance its ongoing development, acquisition and exploration expenditures and additional equity security repurchases using internal cash flow, proceeds from asset sales and bank borrowings. In addition, joint ventures or future public and private offerings of debt or equity securities may be utilized.

   In July 1999, in conjunction with the redemption of the 11.75% Senior Subordinated Notes, the Company entered into a Second Amended and Restated Bank Credit Agreement (the "Credit Agreement"). The Credit Agreement is a revolving credit facility in an aggregate amount up to $200.0 million. The amount available under the facility is adjusted semi-annually, each May 1 and November 1, and equaled $175.0 million at June 30, 2000.

   The Credit Agreement contains certain financial covenants, including but not limited to a maximum total debt to EBITDA ratio and a minimum current ratio. The Credit Agreement also contains certain negative covenants, including but not limited to restrictions on indebtedness; certain liens; guaranties, speculative derivatives and other similar obligations; asset dispositions; dividends, loans and advances; creation of subsidiaries; investments; leases; acquisitions; mergers; changes in fiscal year; transactions with affiliates; changes in business conducted; sale and leaseback and operating lease transactions; sale of receivables; prepayment of other indebtedness; amendments to principal documents; negative pledge causes; issuance of securities; and non-speculative commodity hedging. Borrowings under the Credit Agreement mature in July 2003, but may be prepaid at anytime. The Company has periodically negotiated extensions of the Credit Agreement; however, there is no assurance the Company will be able to do so in the future. The Company had a restricted payment basket, as defined by the Credit Agreement, of $11.7 million as of June 30, 2000, which may be used to repurchase common stock, preferred stock and warrants and pay dividends on its common stock. In July 2000, the Company amended the Credit Agreement and created an additional restricted payment basket to allow for the repurchase of up to $25.0 million of 8.50% preferred stock or the common stock issued upon conversion of the 8.50% preferred stock. This additional repurchase basket expires on December 31, 2000.

   The Company may elect that all or a portion of the credit facility bear interest at a rate equal to: (i) the higher of (a) the prime rate or (b) the Federal Funds Effective Rate plus .5%, or (ii) the rate at which Eurodollar deposits for one, two, three or six months (as selected by the Company) are offered in the interbank Eurodollar market plus a margin which fluctuates from 1.00% to 1.50%, determined by a debt to EBITDA ratio. The average interest rate under the facility approximated 7.5% during the first six months of 2000 and was 7.9% at June 30, 2000.

   In October 1998, the Company entered into an interest rate swap contract for a two-year period, extendable for one additional year at the option of the third party. The contract is for $30.0 million principal with a fixed interest rate of 4.57% payable by the Company and the variable interest rate, the three-month LIBOR, payable by the third party. The difference between the Company's fixed rate of 4.57% and the three-month LIBOR rate, which is reset every 90 days, is received or paid by the Company in arrears every 90 days. The Company received $184,000 in 1999 pursuant to this contract and $234,000 in the first six months of 2000.

   The Company had $72.3 million of 11.75% Senior Subordinated Notes due July 15, 2004 outstanding on June 30, 1999. The Notes had been reflected in the financial statements at a book value of 105.875% of their principal amount, the initial call price ($68.3 million of principal amount outstanding as of June 30, 1999). The Notes became redeemable and were redeemed on July 15, 1999 at the call price of 105.875%. The redemption was financed with borrowings under the bank credit facility.

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

   The Company has entered into arrangements to monetize its Section 29 tax credits. These arrangements result in revenue increases of approximately $0.40 per Mcf on production volumes from qualified Section 29 properties. As a result, additional gas revenues of $1.2 million and $1.8 million were recognized for the six months ended June 30, 1999 and 2000, respectively. These arrangements are expected to increase revenues through December 31, 2002, at which point the tax credits expire.

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

Market and Commodity Risk

   The Company's major market risk exposure is in the pricing applicable to its oil and natural gas production. Realized pricing is primarily driven by the prevailing domestic price for oil and spot prices applicable to the Rocky Mountain and Mid-Continent regions for its natural gas production. Historically, prices received for oil and gas production have been volatile and unpredictable. Pricing volatility is expected to continue. Natural gas price realizations during 1999 and the first six months of 2000, exclusive of any hedges, ranged from a monthly low of $1.51 per Mcf to a monthly high of $3.83 per Mcf. Oil prices, exclusive of any hedges, ranged from a monthly low of $10.70 per barrel to a monthly high of $30.55 per barrel during 1999 and the first six months of 2000. Both oil and natural gas prices increased significantly from the second quarter 1999 to the second quarter of 2000. A significant decline in the prices of oil or natural gas could have a material adverse effect on the Company's financial condition and results of operations.

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

   As of June 30, 2000, the Company had entered into swap contracts for oil (NYMEX based) for approximately 3,375 barrels of oil per day for the remainder of 2000 at fixed prices ranging from $20.00 to $25.75 per barrel and 1,560 barrels of oil per day for 2001 at fixed prices ranging from $23.05 to $26.60 per barrel. Certain swap contracts for oil (NYMEX based) contain "knock-out" provisions. If the average price of NYMEX WTI crude oil falls below the "knock-out" price for the contract month, the swaps will be considered "knocked-out" and no payment will be made to the Company for the applicable month. These swaps are summarized in the table below. The overall weighted average hedged price for the swap contracts is $22.14 per barrel for the remainder of 2000 and $23.76 per barrel for 2001 (NYMEX based). The unrecognized losses on these contracts totaled $6.9 million and $4.8 million based on estimated market values at June 30, 2000 and July 25, 2000, respectively.

   As of June 30, 2000, the Company had entered into natural gas swap contracts for approximately 32,500 MMBtu's per day for the remainder of 2000 at fixed prices ranging from $2.06 to $3.68 per MMBtu and 18,700 MMBtu's per day for the first six months of 2001 at fixed prices ranging from $2.55 to $3.71 per MMBtu on CIG index based swap contracts. The Company also has entered into physical natural gas sale contracts for the delivery of approximately 10,900 MMBtu's per day for the remainder of 2000 at prices ranging from $2.29 to $3.04 per MMBtu and 1,200 MMBtu's per day for the first six months of 2001 at prices ranging from $2.67 to $3.08 per MMBtu. The weighted average daily volumes and prices for these natural gas swaps and physical contracts are 43,400 MMBtu's per day at $2.48 per MMBtu for the remainder of 2000 and 19,900 MMBtu's per day at $3.01 per MMBtu for the first six months of 2001. The unrecognized losses on the swap contracts totaled $10.8 million and $5.7 million based on estimated market values at June 30, 2000 and July 25, 2000, respectively.

   As of July 25, 2000, the Company was a party to the following fixed price swap and physical arrangements summarized by quarter:

                                                                 Oil (NYMEX)
                             ------------------------------------------------------------------------------------
                                  Swap             Swap "Knock-out"                Combined
                             ---------------  -----------------------------  ---------------------
                             Daily             Daily           "Knock-out"      Daily                Unrealized
                             Volume           Volume              Price        Volume               Gain / (Loss)
Time Period                   Bbl     $/Bbl    Bbl     $/Bbl      $/Bbl         Bbl       $/Bbl      ($/thousand)
-----------                  ------  -------  ------  -------  ------------  -------  ------------  -------------
07/01/00 - 09/30/00........   2,000    22.81   1,500    21.40   16.00-17.00    3,500        22.21         (2,076)
10/01/00 - 12/31/00........     900    22.28   2,350    22.00   16.00-17.00    3,250        22.08         (1,619)

01/01/01 - 03/31/01........     500    26.21   1,500    23.41         17.00    2,000        24.11           (467)
04/01/01 - 06/30/01........     500    25.09   1,250    23.29         17.00    1,750        23.80           (334)
07/01/01 - 09/30/01........     500    24.13     750    23.13         17.00    1,250        23.53           (184)
10/01/01 - 12/31/01........     500    23.71     750    23.13         17.00    1,250        23.37           (126)

                                                             Natural Gas
                             --------------------------------------------------------------------------------
                                CIG Swap           Physical               Combined
                             ---------------    ---------------      ---------------------
                              Daily              Daily                  Daily                      Unrealized
                             Volume             Volume                 Volume                     Gain / (Loss)
Time Period                   MMBtu   $/MMBtu    MMBtu   $/MMBtu        MMBtu      $/MMBtu        ($/thousand)
-----------                  ------  -------    ------  -------      ------------  -------        -----------
   ........................
07/01/00 - 09/30/00........  31,700     2.12    15,000     2.36        46,700         2.20         (3,490)
10/01/00 - 12/31/00........  33,300     2.85     6,700     2.52        40,000         2.80         (1,520)

01/01/01 - 03/31/01........  27,500     3.05     2,500     2.87        30,000         3.03           (731)
04/01/01 - 06/30/01........  10,000     2.93         -        -        10,000         2.93             41

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

   The following table indicates the average oil and natural gas prices received over the last five years and highlights the price fluctuations by quarter for 1999 and the first two quarters of 2000. Average price computations exclude hedging gains and losses and other nonrecurring items to provide comparability. Average prices per Mcfe indicate the composite impact of changes in oil and natural gas prices. Oil production is converted to natural gas equivalents at the rate of one barrel per six Mcf.


                                     Average Prices
                            ---------------------------------
                                        Natural   Equivalent
                               Oil        Gas         Mcf
                            ---------  ---------  -----------
                            (Per Bbl)  (Per Mcf)  (Per Mcfe)
         Annual
         ------
         1995.............    $16.43      $1.34        $1.73
         1996.............     20.47       1.99         2.41
         1997.............     19.54       2.25         2.55
         1998.............     13.13       1.87         1.96
         1999.............     17.71       2.21         2.40

         Quarterly
         ---------

         1999
         ----
         First............    $11.65      $1.65        $1.72
         Second...........     16.10       1.99         2.17
         Third............     19.90       2.48         2.68
         Fourth...........     23.01       2.63         2.92

         2000
         ----
         First............    $27.30      $2.70        $3.13
         Second...........     27.75       3.23         3.55

PART II. OTHER INFORMATION

Item 1.   Legal Proceedings

    Information with respect to this item is incorporated by reference from Notes to Consolidated Financial Statements in Part 1 of this report.

Item 4.   Submission of Matters to a Vote of Security Holders

    On May 25, 2000 the Annual Meeting of the Company's common stockholders was held. A summary of the proposals upon which a vote was taken and the results of the voting were as follows:


                                            Number of Shares Voted
                                            ----------------------
                                              For        Withheld
                                              ---        --------
 Proposals

     1)  Election of Directors

              Christopher C. Behrens        18,102,084    112,236
              Robert J. Clark               18,101,684    112,636
              Jay W. Decker                 18,102,171    112,149
              Thomas R. Denison             17,882,171    332,149
              Thomas J. Edelman             18,102,128    112,192
              Elizabeth K. Lanier           14,741,267  3,473,053
              Alexander P. Lynch            18,101,738    112,582

                                                 For          Against       Abstain
                                                 ---          -------       -------
     2)  Approval of Arthur Andersen LLP
         as the Company's independent
         auditors                             18,102,563       97,526        14,231

Item 6.   Exhibits and Reports on Form 8-K

 (a)  Exhibits -

   10.1 Third Amendment to the Second Amended and Restated Credit Agreement dated July 15, 1999 by and among the Company, as Borrower, and Chase Bank of Texas, National Association, as Administrative Agent, Bank of America, N.A., as Syndication Agent, Bank One, Texas, N.A., as Documentation Agent and certain commercial lending institutions. *

    3.1   Audit Committee Charter. *


27 Financial Data Schedule. *

 * Filed herewith

 (b) No reports on Form 8-K were filled by Registrant during the quarter ended June 30, 2000.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    PATINA OIL & GAS CORPORATION



                              BY    /s/ David J. Kornder
                                    -----------------------------------------

                                    David J. Kornder, Vice President and Chief
                                    Financial Officer



July 27, 2000