Form 10-Q
period 2000-09-30
PATINA OIL & GAS CORP
filed 2000-10-26
CIK 1006264

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                             ____________________

                                   FORM 10-Q
(Mark one)

[X]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended September 30, 2000

                                      OR

[_]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
             For the transition period from _________ to _________

                        Commission file number 1-14344
                          __________________________


                         PATINA OIL & GAS CORPORATION
            (Exact name of registrant as specified in its charter)

                   Delaware                          75-2629477
       (State or other jurisdiction of             (IRS Employer
        incorporation or organization)          Identification No.)

                  1625 Broadway
                Denver, Colorado                       80202
    (Address of principal executive offices)         (zip code)

       Registrant's telephone number, including area code (303) 389-3600

             Title of class            Name of exchange on which listed
    --------------------------------  ----------------------------------
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


 There were 20,257,218 shares of common stock outstanding on October 25, 2000.

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

                         PATINA OIL & GAS CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                       (In thousands except share data)

                                                          December 31,   September 30,
                                                              1999           2000
                                                          ------------   -------------
                                                                          (Unaudited)
                                   ASSETS
Current assets
  Cash and equivalents                                   $        626    $      1,758
  Accounts receivable                                          15,694          19,494
  Inventory and other                                           3,030           3,809
                                                         ------------    ------------
                                                               19,350          25,061
                                                         ------------    ------------

Oil and gas properties, successful efforts method             621,767         646,307
  Accumulated depletion, depreciation and amortization       (313,732)       (342,657)
                                                         ------------    ------------
                                                              308,035         303,650
                                                         ------------    ------------

Gas facilities and other                                        3,790           4,066
  Accumulated depreciation                                     (2,251)         (2,862)
                                                         ------------    ------------
                                                                1,539           1,204
                                                         ------------    ------------

Other assets, net                                               1,292               -
                                                         ------------    ------------
                                                         $    330,216    $    329,915
                                                         ============    ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Accounts payable                                       $     14,993    $     18,727
  Accrued liabilities                                           4,115           5,223
                                                         ------------    ------------
                                                               19,108          23,950
                                                         ------------    ------------

Senior debt                                                   132,000         119,000
Deferred income taxes                                               -           8,312
Other noncurrent liabilities                                   13,218          15,036

Commitments and contingencies

Stockholders' equity
  Preferred stock, $.01 par, 5,000,000 shares
   authorized, 2,383,328 and 0 shares issued
   and outstanding                                                 24               -
  Common stock, $.01 par, 100,000,000 shares
   authorized, 16,131,310 and 20,253,506 shares
   issued and outstanding                                         161             203
  Capital in excess of par value                              188,545         157,023
  Deferred compensation                                          (279)            (70)
  Retained earnings (deficit)                                 (22,561)          6,461
                                                         ------------    ------------
                                                              165,890         163,617
                                                         ------------    ------------
                                                         $    330,216    $    329,915
                                                         ============    ============

       The accompanying notes are an integral part of these statements.

                         PATINA OIL & GAS CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands except per share data)

                                                Three Months          Nine Months
                                             Ended September 30,  Ended September 30,
                                             -------------------  -------------------
                                               1999       2000      1999       2000
                                             --------   --------  --------   --------
                                                            (Unaudited)
Revenues
  Oil and gas sales                          $ 24,242   $ 35,681  $ 60,749   $ 98,524
  Other                                           234        455       830      1,046
                                             --------   --------  --------   --------

                                               24,476     36,136    61,579     99,570
                                             --------   --------  --------   --------

Expenses
  Direct operating                              4,762      5,404    13,338     15,896
  Exploration                                     170        149       191        174
  General and administrative                    1,562      1,646     4,381      5,040
  Interest and other                            2,410      2,271     8,288      7,226
  Depletion, depreciation and amortization     10,292      9,867    30,377     29,676
                                             --------   --------  --------   --------
                                               19,196     19,337    56,575     58,012
                                             --------   --------  --------   --------

Income before taxes                             5,280     16,799     5,004     41,558
                                             --------   --------  --------   --------

Provision for income taxes
  Current                                           -          -         -          -
  Deferred                                          -      3,360         -      8,312
                                             --------   --------  --------   --------
                                                    -      3,360         -      8,312
                                             --------   --------  --------   --------

Net income                                   $  5,280   $ 13,439  $  5,004   $ 33,246
                                             ========   ========  ========   ========

Net income per share
  Basic                                      $   0.23   $   0.73  $   0.01   $   1.80
                                             ========   ========  ========   ========
  Diluted                                    $   0.21   $   0.57  $   0.01   $   1.43
                                             ========   ========  ========   ========

Weighted average shares outstanding
  Basic                                        16,029     17,485    15,913     16,727
                                             ========   ========  ========   ========
  Diluted                                      25,225     23,467    16,363     22,774
                                             ========   ========  ========   ========

       The accompanying notes are an integral part of these statements.

                         PATINA OIL & GAS CORPORATION

                     CONSOLIDATED STATEMENTS OF CHANGES IN
                             STOCKHOLDERS' EQUITY
                                (In thousands)

                                                                                Capital in                   Retained
                                        Preferred Stock      Common Stock       Excess of      Deferred      Earnings
                                       -----------------  -----------------
                                        Shares   Amount    Shares   Amount      Par Value    Compensation    (Deficit)
                                       -------- --------  -------- --------     ----------   ------------    ---------
Balance, December 31, 1998                3,167   $ 32     15,752   $158         $206,792      $(1,038)      $(29,968)

Repurchase of common and preferred         (735)    (7)      (868)    (9)         (24,674)           -           (489)

Conversion of preferred into common        (168)    (2)       489      4                -            -              -

Issuance of common                            -      -        758      8            3,108         (334)             -

Preferred dividends                         119      1          -      -            3,319            -         (6,251)

Common dividends                              -      -          -      -                -            -           (812)

Net income                                    -      -          -      -                -        1,093         14,959
                                         ------   ----     ------   ----         --------      -------       --------

Balance, December 31, 1999                2,383     24     16,131    161          188,545         (279)       (22,561)

Repurchase of common and preferred         (514)    (5)    (1,277)   (13)         (35,207)           -           (549)

Conversion of preferred into common      (1,869)   (19)     4,934     49              (31)           -              -

Issuance of common                            -      -        466      6            3,716            -              -

Preferred dividends                           -      -          -      -                -            -         (2,661)

Common dividends                              -      -          -      -                -            -         (1,014)

Net income                                    -      -          -      -                -          209         33,246
                                         ------   ----     ------   ----         --------      -------       --------

Balance, September 30, 2000
(unaudited)                                   -   $  -     20,254   $203         $157,023      $   (70)      $  6,461
                                         ======   ====     ======   ====         ========      =======       ========

       The accompanying notes are an integral part of these statements.

                         PATINA OIL & GAS CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)

                                                            Nine Months Ended September 30,
                                                            -------------------------------
                                                              1999                   2000
                                                            --------               --------
                                                                      (Unaudited)
Operating activities
  Net income                                                $  5,004               $ 33,246
  Adjustments to reconcile net income to net
    cash provided by operations
      Exploration expense                                        191                    174
      Depletion, depreciation and amortization                30,377                 29,676
      Deferred income tax provision                                -                  8,312
      Deferred compensation expense                              769                    209
      Amortization of deferred credits                          (836)                  (971)
      Amortization of loan fees                                   37                    228
      Changes in current and other assets and liabilities
        Decrease (increase) in
          Accounts receivable                                 (2,518)                (3,800)
          Inventory and other                                    (99)                    74
        Increase (decrease) in
          Accounts payable                                    (2,584)                 3,734
          Accrued liabilities                                 (2,709)                 1,222
          Other assets and liabilities                           (94)                 1,615
                                                            --------               --------
      Net cash provided by operating activities               27,538                 73,719
                                                            --------               --------

Investing activities
  Acquisition, development and exploration                   (17,454)               (26,376)
  Other                                                         (211)                 1,458
                                                            --------               --------
      Net cash used by investing activities                  (17,665)               (24,918)
                                                            --------               --------

Financing activities
  Decrease in indebtedness                                   (12,021)               (13,000)
  Deferred credits                                             2,087                  1,446
  Loan origination fees                                         (455)                     -
  Issuance of common stock                                       855                  3,449
  Repurchase of common stock                                    (427)               (22,379)
  Repurchase of preferred stock                               (5,218)               (12,846)
  Preferred stock redemption premium                               -                   (549)
  Preferred dividends                                         (1,941)                (2,776)
  Common dividends                                              (487)                (1,014)
                                                            --------               --------
      Net cash used by financing activities                  (17,607)               (47,669)
                                                            --------               --------

Increase (decrease) in cash                                   (7,734)                 1,132
Cash and equivalents, beginning of period                     10,086                    626
                                                            --------               --------
Cash and equivalents, end of period                         $  2,352               $  1,758
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

     In 1995, the Company adopted Statement of Financial Accounting Standards No. 121 ("SFAS 121"), "Accounting for the Impairment of Long-Lived Assets." SFAS 121 requires the Company to assess the need for an impairment of capitalized costs of oil and gas properties on a field-by-field basis. During 1997, the Company recorded an impairment of $26.0 million to oil and gas properties as the estimated undiscounted future cash flows expected to result from these assets and their disposition, largely proven undeveloped drilling locations, was less than their net book value. The impairment primarily resulted from low year-end oil and natural gas prices. While no impairments have been necessary since 1997, changes in underlying assumptions or the amortization units could result in impairments in the future.

Gas facilities and other

     Depreciation of gas gathering and transportation facilities is provided using the straight-line method over an estimated useful life of five years. Equipment is depreciated using the straight-line method with estimated useful lives ranging from three to five years.

Other Assets

     Other Assets at December 31, 1999 were comprised of $988,000 of notes receivable from certain officers and key managers of the Company. See Note (9). At September 30, 2000, the notes receivable balance of $690,000 was classified as a current asset and included in Inventory and other as these notes are due within one year. At December 31, 1999, the balance also included net loan origination fees of $303,000. The remaining net loan origination of fees $76,000 at September 30, 2000 were classified as a current asset and are included in Inventory and other. They will be fully amortized by December 31, 2000.

Section 29 Tax Credits

   The Company has entered into arrangements to monetize its Section 29 tax credits. These arrangements result in revenue increases of approximately $0.40 per Mcf on production volumes from qualified Section 29 properties. As a result, additional gas revenues of $2.0 million and $2.6 million were recognized for the nine months ended September 30, 1999 and 2000, respectively. These arrangements are expected to increase revenues through December 31, 2002, at which point the tax credits expire.

Gas Imbalances

   The Company uses the sales method to account for gas imbalances. Under this method, revenue is recognized based on the cash received rather than the Company's proportionate share of gas produced. Gas imbalances at December 31, 1999 and September 30, 2000 were insignificant.

Financial Instruments

   The book value and estimated fair value of cash and equivalents was $626,000 and $1.8 million at December 31, 1999 and September 30, 2000. The book value and estimated fair value of the senior debt was $132.0 million and $119.0 million at December 31, 1999 and September 30, 2000. The book value of these assets and liabilities approximates fair value due to the short maturity or floating rate structure of these instruments.

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

   The Company entered into various swap contracts for oil (NYMEX based) for the first nine months of 1999 and 2000 and recognized losses of $1.4 million and $7.5 million related to these swap contracts. The Company entered into various CIG and PEPL index based swap contracts for natural gas for the first nine months of 1999 and 2000 and recognized losses of $1.1 million and $6.3 million related to these swap contracts.

   As of September 30, 2000, the Company had entered into swap contracts for oil (NYMEX based) for approximately 3,250 barrels of oil per day for the remainder of 2000 at fixed prices ranging from $20.00 to $25.75 per barrel and 2,700 barrels of oil per day for 2001 at fixed prices ranging from $23.05 to $30.75 per barrel. Certain swap contracts for oil (NYMEX based) contain "knock-out" provisions. If the average price of NYMEX WTI crude oil falls below the "knock-out" price for the contract month, the swaps will be considered "knocked-out" and no payment will be made to the Company for the applicable month. These swaps are summarized in the table below. The overall weighted average hedged price for the swap contracts is $22.08 per barrel for the remainder of 2000 and $25.68 per barrel for 2001 (NYMEX based). The unrecognized losses on these contracts totaled $5.7 million and $7.4 million based on estimated market values at September 30, 2000 and October 23, 2000, respectively.

   As of September 30, 2000, the Company had entered into natural gas swap contracts for approximately 50,800 MMBtu's per day for the remainder of 2000 at fixed prices ranging from $2.06 to $4.67 per MMBtu and 45,200 MMBtu's per day for 2001 at fixed prices ranging from $2.55 to $5.04 per MMBtu on CIG index based swap contracts. The Company also has entered into physical natural gas sale contracts for the delivery of approximately 6,700 MMBtu's per day for the remainder of 2000 at prices ranging from $2.29 to $3.04 per MMBtu and 2,500 MMBtu's per day for the first quarter of 2001 at prices ranging from $2.67 to $3.08 per MMBtu. The weighted average daily volumes and prices for these natural gas swaps and physical contracts are 57,500 MMBtu's per day at $3.23 per MMBtu for the remainder of 2000 and 45,800 MMBtu's per day at $3.50 per MMBtu for 2001. The unrecognized losses on the swap contracts totaled $15.6 million and $13.8 million based on estimated market values at September 30, 2000 and October 23, 2000, respectively.

   As of October 23, 2000, the Company was a party to the following fixed price swap and physical arrangements summarized below:

                                                        Oil (NYMEX)
                       ------------------------------------------------------------------------------------------
                             Swap                    Swap "Knock-out"                   Combined
                       ---------------     ----------------------------------    ---------------------
                        Daily                Daily                "Knock-out"      Daily                  Unrealized
                       Volume               Volume                  Price         Volume                 Gain / (Loss)
Time Period              Bbl    $/Bbl         Bbl       $/Bbl        $/Bbl         Bbl       $/Bbl      ($/thousand)
----------             ------  -------      ------  -----------  ------------    -------  ------------  -------------
10/01/00 - 12/31/00..     900    22.28       2,350       22.00    16.00-17.00    3,250        22.08         (3,305)

01/01/01 - 03/31/01..   2,000    28.94       1,500       23.41          17.00    3,500        26.57         (1,662)
04/01/01 - 06/30/01..   2,000    27.96       1,250       23.29          17.00    3,250        26.16         (1,255)
07/01/01 - 09/30/01..   2,000    27.22         750       23.13          17.00    2,750        26.10           (761)
10/01/01 - 12/31/01..   1,900    27.23         750       23.13          17.00    2,650        26.08           (458)

01/01/02 - 04/30/02..     750    26.51           -           -              -      750        26.51            (20)

                                                       Natural Gas
                          ----------------------------------------------------------------------------
                              CIG Swap            Physical               Combined
                          ---------------    ------------------    -------------------
                          Daily              Daily                   Daily                Unrealized
                          Volume             Volume                  Volume              Gain / (Loss)
Time Period               MMBtu   $/MMBtu    MMBtu    $/MMBtu        MMBtu     $/MMBtu   ($/thousand)
-----------               ------  -------    ------  ----------    ----------  -------   -------------
10/01/00 - 12/31/00..     50,800     3.33     6,700        2.52      57,500      3.23       (5,670)

01/01/01 - 03/31/01..     55,900     3.61     2,500        2.87      58,400      3.58       (4,651)
04/01/01 - 06/30/01..     50,000     3.31         -           -      50,000      3.31       (2,292)
07/01/01 - 09/30/01..     45,000     3.50         -           -      45,000      3.50         (642)
10/01/01 - 12/31/01..     40,000     3.79         -           -      40,000      3.79         (565)

   In October 1998, the Company entered into an interest rate swap contract for a two-year period, extendable for one additional year at the option of the third party. The contract was for $30.0 million principal with a fixed interest rate of 4.57% payable by the Company and the variable interest rate, the three-month LIBOR, payable by the third party. The difference between the Company's fixed rate of 4.57% and the three-month LIBOR rate, which is reset every 90 days, is received or paid by the Company in arrears every 90 days. The Company received $184,000 in 1999 pursuant to this contract and $363,000 in the first nine months of 2000. In October 2000, the swap contract lapsed as the third party elected not to extend it.

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

Stock Options and Awards

   The Company accounts for its stock-based compensation plans under the principles prescribed by the Accounting Principles Board's Opinion No. 25 ("APB No. 25"), "Accounting for Stock Issued to Employees." Accordingly, stock options awarded under the Employee Plan and the Non-Employee Directors Plan are considered to be "noncompensatory" and do not result in recognition of compensation expense. However, the restricted stock awarded under the Restricted Stock Plan is considered to be "compensatory" and the Company recognized $769,000 and $209,000 of non-cash general and administrative expenses for the nine months ended September 30, 1999 and 2000, respectively. These costs will be fully amortized by December 31, 2000. See Note (6).

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

(3)  OIL AND GAS PROPERTIES

     The cost of oil and gas properties at December 31, 1999 and September 30, 2000 included approximately $225,000 and $236,000 in net unevaluated leasehold costs. Acreage is generally held for exploration, development or resale and its value, if any, is excluded from amortization. The following table sets forth costs incurred related to oil and gas properties:

                                                         Nine
                                       Year Ended    Months Ended
                                      December 31,   September 30,
                                         1999           2000
                                         ----           ----
                                            (In thousands)
          Development............        $21,122         $25,674
          Acquisition............          2,215             528
          Exploration and other..            666             174
                                         -------         -------
                                         $24,003         $26,376
                                         =======         =======

(4)  INDEBTEDNESS

     The following indebtedness was outstanding on the respective dates:

                                      December 31,   September 30,
                                         1999           2000
                                         ----           ----
                                           (In thousands)

          Bank debt.............      $132,000       $119,000
          Less current portion..             -              -
                                      --------       --------

          Senior debt, net......      $132,000       $119,000
                                      ========       ========

     In July 1999, in conjunction with the redemption of the 11.75% Senior Subordinated Notes, the Company entered into a Second Amended and Restated Bank Credit Agreement (the "Credit Agreement"). The Credit Agreement is a revolving credit facility in an aggregate amount up to $200.0 million. The amount available under the facility is adjusted semi-annually, each May 1 and November 1, and equaled $175.0 million at September 30, 2000.

     The Company may elect that all or a portion of the credit facility bear interest at a rate equal to: (i) the higher of (a) the prime rate or (b) the Federal Funds Effective Rate plus .5%, or (ii) the rate at which Eurodollar deposits for one, two, three or six months (as selected by the Company) are offered in the interbank Eurodollar market plus a margin which fluctuates from 1.00% to 1.50%, determined by a debt to EBITDA ratio. The Company's borrowings are generally made under the Eurodollar election. The average interest rate under the facility approximated 7.6% during the first nine months of 2000 and was 7.6% at September 30, 2000.

     In October 1998, the Company entered into an interest rate swap contract for a two-year period, extendable for one additional year at the option of the third party. The contract was for $30.0 million principal with a fixed interest rate of 4.57% payable by the Company and the variable interest rate, the three-month LIBOR, payable by the third party. The difference between the Company's fixed rate of 4.57% and the three-month LIBOR rate, which is reset every 90 days, is received or paid by the Company in arrears every 90 days. The Company received $184,000 in 1999 pursuant to this contract and $363,000 in the first nine months of 2000. In October 2000, the swap contract lapsed as the third party elected not to extend it.

     The Credit Agreement contains certain financial covenants, including but not limited to a maximum total debt to EBITDA ratio and a minimum current ratio. The Credit Agreement also contains certain negative covenants, including but not limited to restrictions on indebtedness; certain liens; guaranties, speculative derivatives and other similar obligations; asset dispositions; dividends, loans and advances; creation of subsidiaries; investments; leases; acquisitions; mergers; changes in fiscal year; transactions with affiliates; changes in business conducted; sale and leaseback and operating lease transactions; sale of receivables; prepayment of other indebtedness; amendments to principal documents; negative pledge causes; issuance of securities; and non-speculative commodity hedging. Borrowings under the Credit Agreement mature in July 2003, but may be prepaid at anytime. The Company has periodically negotiated extensions of the Credit Agreement; however, there is no assurance the Company will be able to do so in the future. The Company had a restricted payment basket, as defined in the Credit Agreement, of $17.3 million as of October 1, 2000, which may be used to repurchase common stock, preferred stock and warrants and pay dividends on its common stock. In July 2000, the Company amended the Credit Agreement and created an additional restricted payment basket to allow for the repurchase of up to $25.0 million of 8.50% preferred stock or the common stock issued upon conversion of the 8.50% preferred stock. The Company repurchased $15.4 million under this basket during September 2000. This additional repurchase basket expires on December 31, 2000.

     Scheduled maturities of indebtedness for the next five years are zero for 2001, 2002, and $119.0 million in 2003. Management intends to review the facility and extend the maturity on a regular basis; however, there can be no assurance that the Company will be able to do so. Cash payments for interest totaled $12.0 million and $7.3 million during the nine months ended September 30, 1999 and 2000, respectively.


(5)  STOCKHOLDERS' EQUITY

     A total of 100,000,000 common shares, $0.01 par value, are authorized of which 20,253,506 were issued and outstanding at September 30, 2000. The common stock is listed on the New York Stock Exchange. Prior to December 1997, no dividends had been paid on common stock. A quarterly cash dividend of $0.01 per common share was initiated in December 1997. The dividend was increased to $0.02 per common share in the fourth quarter of 1999. The following is a schedule of the changes in the Company's outstanding common stock for the following periods:

                                                                     Twelve               Nine
                                                                  Months Ended        Months Ended
                                                               December 31, 1999   September 30, 2000
                                                               ------------------  -------------------
              Beginning shares outstanding...................         15,752,400           16,131,300
              Exercise of stock options......................            226,300              235,800
              Shares issued under Stock Purchase Plan........             92,900               52,400
              Shares issued in lieu of salaries and bonuses..            164,800              128,300
              Shares issued for directors fees...............              8,600                2,300
              Conversion of 7.125% preferred.................            488,800              148,000
              Conversion of 8.50% preferred..................                  -            4,785,600
              Exercise of $12.50 warrants....................                  -                1,300
              Shares issued to deferred compensation plan....             35,200               12,700
              Stock grant (vested)...........................            168,600               33,300
              401(K) profit sharing contribution.............             61,300                    -
              Shares repurchased and retired.................           (867,600)          (1,277,500)
                                                                      ----------           ----------
              Ending shares outstanding......................         16,131,300           20,253,500
                                                                      ==========           ==========

     At September 30, 2000, the Company had 2,918,139 common stock warrants outstanding. These warrants are exercisable at $12.50 for one share of common stock and expire in May 2001. The warrants are listed on the New York Stock Exchange.

     A total of 5,000,000 preferred shares, $0.01 par value, are authorized with none outstanding at September 30, 2000.

   In August 2000, the Company called for redemption all remaining 1,618,500 shares of the 8.5% preferred stock outstanding. The issue was converted into
4.8 million shares of common stock including more than 500,000 shares of common stock, which had been issued upon conversion in June 2000. The final preferred dividend of $678,000 was paid on September 29, 2000 on shares that had not converted prior to the record date of September 15, 2000. The Company paid $2.8 million and $2.6 million in dividends during the nine months ended September 30, 1999 and 2000, respectively. Dividends through October 1999 were paid in kind. As such, the Company issued 110,610 of additional 8.50% preferred shares as dividends during the first nine months of 1999. Dividends subsequent to October 1999 were paid in cash.

   In December 1999, the Company called for redemption all remaining 7.125% preferred stock. The effective date of the redemption was January 21, 2000. Of the 564,800 preferred shares called, 51,000 were converted into 148,000 shares of common stock and the remaining 513,800 were redeemed for $13.4 million in cash. The cash redemption was financed with borrowings under the bank credit facility. The Company paid $1.9 million and $600,000 in preferred dividends during the nine months ended, September 30, 1999 and 2000, respectively. Included in the first quarter 2000 payment was $549,000 of redemption premium paid to shareholders that elected to redeem their preferred stock for cash.

   The Company adopted Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings per Share" during 1997. SFAS 128 specifies computation, presentation and disclosure requirements for earnings per share for entities with publicly held common stock or potential common stock. The following tables set forth the computation of basic and diluted earnings per share:

                                              Three Months Ended September 30,
                                    -----------------------------------------------------
                                             1999                           2000
                                    ------------------------    -------------------------
                                     Net     Common    Per         Net     Common    Per
                                   Income    Shares   Share      Income    Shares   Share
                                   ------    ------   -----      -------   ------   -----
Basic net income                    $5,280   16,029              $13,439   17,485
7.125% preferred stock dividends      (567)       -                    -        -
8.50% preferred stock dividends       (941)       -                 (678)       -
Preferred stock accretion              (83)       -                    -        -
                                    ------   ------              -------   ------
Basic net income attributable
 to common stock                     3,689   16,029  $  0.23      12,761   17,485    $0.73
                                                     =======                         =====

Effect of dilutive securities:
7.125% preferred stock                 567    3,834                    -        -
8.50% preferred stock                  941    4,663                  678    3,510
Stock options                            -      422                    -    1,274
Stock grant                              -      277                    -      138
$12.50 common stock warrants             -        -                    -    1,060
                                    ------   ------              -------  -------
Diluted net income attributable
 to common stock                    $5,197   25,225  $  0.21     $13,439   23,467    $0.57
                                    ======   ======  =======     =======  =======    =====

                                                 Nine Months Ended September 30,
                                    -------------------------------------------------------
                                               1999                        2000
                                    ---------------------------  --------------------------
                                      Net      Common     Per      Net     Common    Per
                                     Income    Shares    Share   Income    Shares   Share
                                     ------    ------   ------   ------    ------   -----
Basic net income                    $ 5,004    15,913            $33,247   16,727
7.125% preferred stock dividends     (1,859)        -               (600)       -
8.50% preferred stock dividends      (2,766)        -             (2,610)       -
Preferred stock accretion              (248)        -                  -        -
                                    -------    ------            -------   ------
Basic net income attributable                                                   -
 to common stock                        131    15,913  $  0.01    30,037   16,727   $1.80
                                                       =======                      =====
Effect of dilutive securities:
7.125% preferred stock                    -         -                  -        -
8.50% preferred stock                     -         -              2,610    4,330
Stock options                             -       173                  -    1,057
Stock grant                               -       277                  -      148
$12.50 common stock warrants              -         -                  -      512
                                    -------    ------            -------   ------
Diluted net income attributable
 to common stock                    $   131    16,363  $  0.01   $32,647   22,774   $1.43
                                    =======    ======  =======   =======   ======   =====

(6)  EMPLOYEE BENEFIT PLANS

401(k) Savings

     The Company has a 401(k) profit sharing and savings plan (the "401(k) Plan"). Eligible employees may make voluntary contributions to the 401(k) Plan. Employee contributions are limited as specified in the 401(k) Plan. The Company may, at its discretion, make matching or profit sharing contributions to the 401(k) Plan. The Company has historically made profit sharing contributions to the 401(k) Plan, which totaled $483,000 for 1999. The 1999 profit sharing contribution was made through the issuance of 61,300 shares of common stock.

Stock Purchase Plan

     The Company maintains a shareholder approved stock purchase plan ("Stock Purchase Plan"). Pursuant to the Stock Purchase Plan, officers, directors and certain managers are eligible to purchase shares of common stock at prices ranging from 50% to 85% of the closing price of the stock on the trading day prior to the date of purchase ("Closing Price"). In addition, employee participants may be granted the right to purchase shares pursuant to the Stock Purchase Plan with all or a part of their salary and bonus. A total of 500,000 shares of common stock are reserved for possible purchase under the Stock Purchase Plan. In May 1999, an amendment to the Stock Purchase Plan was approved by the stockholders allowing for the annual renewal of the 500,000 shares of common stock reserved for possible purchase under the Plan. In 1999, the Board of Directors approved 136,300 common shares (exclusive of shares available for purchase with participants' salaries and bonuses) for possible purchase by participants at 75% of the Closing Price during the current Plan Year as defined in the Stock Purchase Plan. During the twelve months ended December 31, 1999, participants had purchased 92,900 shares of common stock at prices ranging from $5.06 to $8.63 per share ($3.80 to $6.47 net price per share), resulting in cash proceeds to the Company of $395,000. The Company recorded non-cash general and administrative expenses of $53,000 associated with these purchases in 1999. During the nine months ended, September 30, 2000, participants had purchased 85,800 of common stock with participant's 1999 bonuses at $9.19 per share ($6.89 net price per share) and 52,400 shares of common stock at prices ranging from $16.50 to $17.31 per share ($12.38 to $12.98 net price per share), resulting in cash proceeds to the Company of $665,000. The Company recorded non-cash general and administrative expenses of $89,000 associated with these purchases in 2000.

Stock Option and Award Plans

     The Company maintains a shareholder approved stock option plan for employees ("Employee Plan") providing for the issuance of options at prices not less than fair market value. Options to acquire the greater of up to three million shares of common stock or 10% of outstanding diluted common shares may be outstanding at any given time. The specific terms of grant and exercise are determinable by a committee of independent members of the Board of Directors. A summary by year of stock options granted under the Employee Plan is summarized below:

                                                            Weighted
                                             Range          Average
                                          of Exercise       Exercise
                             Options       Prices Per      Price Per
          Year               Granted      Common Share    Common Share
          ----               -------     --------------   ------------
          1996.............  512,000         $7.75            $7.75
          1997.............  521,000      $8.75 - $ 9.88      $9.75
          1998.............  614,000      $6.56 - $ 7.19      $7.03
          1999.............  630,000      $2.94 - $ 9.13      $3.54
          2000.............  505,000      $9.19 - $21.94      $9.34

The options generally vest over a three-year period (30%, 60%, 100%) and expire five years from the date of grant, except for 250,000 five-year options which were fully vested at the date of grant in October 1997 at an exercise price of $9.88.

     The Company maintains a shareholder approved stock grant and option plan (the "Directors' Plan") for non-employee Directors. The Directors' Plan provides for each non-employee Director to receive common shares having a market value equal to $2,500 quarterly in payment of one-half their retainer. A total of 8,600 shares were issued in 1999 and 2,300 were issued in the first nine months of 2000. It also provides for 5,000 options to be granted annually to each non-employee Director. A summary by year of stock options granted under the Directors' Plan is summarized below:


                                                            Weighted
                                             Range          Average
                                          of Exercise       Exercise
                             Options       Prices Per      Price Per
          Year               Granted      Common Share    Common Share
          ----               -------     --------------   ------------
          1996.............   20,000          $7.75          $ 7.75
          1997.............   30,000      $8.63 - $10.31     $ 9.19
          1998.............   35,000      $7.19 - $7.75      $ 7.59
          1999.............   30,000      $2.94 - $5.13      $ 4.76
          2000.............   25,000         $17.44          $17.44

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

     The Company recognized $769,000 and $209,000 of non-cash general and administrative expenses for the nine months ended September 30, 1999 and 2000, with respect to the stock grants. These costs will be fully amortized by December 31, 2000.


(7)  FEDERAL INCOME TAXES

     A reconciliation of the federal statutory rate to the Company's effective rate as they apply to the provision for the nine months ended September 30, 1999 and 2000 follows:

                                                            1999    2000
                                                            ----    ----

Federal statutory rate..................................      35%     35%
Utilization of net deferred tax asset...................     (35%)   (15%)
                                                            ----    ----
Effective income tax rate...............................       -      20%
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


(8)  MAJOR CUSTOMERS

     During the nine months ended September 30, 1999 and 2000, Duke Energy Field Services, Inc. accounted for 37% and 33%, BP Amoco Production Company accounted for 23% and 21% and Aurora Natural Gas, LLC accounted for 12% and 2% of revenues, respectively. Management believes that the loss of any individual purchaser would not have a long-term material adverse impact on the financial position or results of operations of the Company.


(9)  RELATED PARTY

     In October 1997, certain officers and managers purchased common shares at $9.875 per share from the Company. A portion of this original purchase was financed by the Company through the issuance of 8.50% recourse promissory notes. The remaining notes balance at September 30, 2000 of $106,000 are secured by the common stock purchased and additional common shares granted to the respective officers and managers. Interest is due annually and the notes mature in January 2001. These notes have been reflected as current assets and are included in Inventory and other in the accompanying consolidated balance sheets.

     In conjunction with the appointment of the new President in March 1998, the President purchased 100,000 shares of common stock at $6.875 per share. The Company loaned him $584,000, or 85% of the purchase price, represented by a recourse promissory note that bears interest at 8.50% per annum payable each March 31 until the note is paid. The note matures in March 2001 and is secured by all of the shares purchased and granted to him (100,000 shares) in connection with his employment with the Company. In consideration of the depressed stock price and overall lower year-end bonuses, the interest due as of March 31, 1999 under the Management Investor's and President's notes was forgiven by the Company in April 1999. Interest on the notes due March 31, 2000 was paid in full. This note has been reflected as a current asset and included in Inventory and other in the accompanying consolidated balance sheets.

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

                         PATINA OIL & GAS CORPORATION
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Three months ended September 30, 2000 compared to three months ended September 30, 1999.

     Revenues for the third quarter of 2000 totaled $36.1 million, a 48% increase from the prior year period. The increase was due primarily to a rise in production and higher oil and gas prices. Net income for the third quarter of 2000 totaled $13.4 million compared to net income of $5.3 million in the third quarter of 1999. The increase was attributable to higher production and the sharp increase in oil and gas prices.

     Average daily production for the third quarter totaled 4,313 barrels of oil and 90.4 MMcf of gas (116.3 MMcfe), an increase of 7% on an equivalent basis from the same period in 1999. During the quarter, 17 wells were drilled or deepened and 47 refracs and three recompletions were performed, compared to four new wells or deepenings and 25 refracs in 1999. Based on a current capital budget of $40.0 million for 2000, the Company expects production to continue to increase in the remainder of the year. The level of development activity is heavily dependent on oil and gas prices.

     Average oil prices increased 36% from $17.35 per barrel in the third quarter of 1999 to $23.64 in 2000. Average natural gas prices increased 38% from $2.29 per Mcf for the third quarter of 1999 to $3.16 in 2000. The average oil prices include hedging losses of $1.0 million or $2.55 per barrel and $2.9 million or $7.20 per barrel in the third quarters of 1999 and 2000, respectively. The average natural gas prices include hedging losses of $1.5 million or $0.19 per Mcf and $3.8 million or $0.46 per Mcf for the third quarters of 1999 and 2000, respectively. Direct operating expenses, consisting of lease operating expenses and production taxes, totaled $5.4 million or $0.51 per Mcfe for the third quarter of 2000 compared to $4.8 million or $0.48 per Mcfe in the prior year period. The increase in direct operating expenses for the quarter was attributed to a $565,000 rise in production taxes as a result of higher average oil and gas prices and production.

     General and administrative expenses, net of third party reimbursements, for the third quarter of 2000 totaled $1.6 million, a $84,000 or 5% increase from the same period in 1999. The increase in expense is primarily due to the Company receiving lower reimbursements from third party working interest owners that are offset against general and administrative expenses. The lower operating fees are a result of the Company increasing its working interest ownership in its oil and gas properties as a result of a property exchange with HS Resources and other minor interest acquisitions in late 1999. Included in general and administrative expenses is $289,000 and $70,000 for the three months ended September 30, 1999 and 2000 of non-cash expenses related to the common stock grants awarded to officers and managers in 1997. These non-cash expenses will be fully amortized by December 31, 2000.

     Interest and other expenses fell to $2.3 million in the third quarter of 2000, a decrease of $139,000 or 6% from the prior year period. Interest expense decreased as a result of lower average debt balances and lower interest rates on the Company's debt due to the redemption of the 11.75% Subordinated Notes in July 1999. The redemption was financed with borrowings under the bank credit facility. The Company's average interest rate for the third quarter of 2000 was 7.8% compared to 7.1% in 1999.

     Depletion, depreciation and amortization expense for the third quarter of 2000 totaled $9.9 million, a decrease of $425,000 from the prior year period. Depletion expense totaled $9.6 million or $0.90 per Mcfe for the third quarter of 2000 compared to $10.1 million or $1.01 per Mcfe for 1999. Although there was a 7% increase in oil and gas production over the third quarter of 1999, total depletion expense declined due to a decrease in the depletion rate. The depletion rate was lowered in the fourth quarter of 1999 and in the second quarter of 2000 in conjunction with the completion of the year-end 1999 and mid-year 2000 reserve reports. The reduction reflects additional oil and gas reserves due primarily to the identification of additional refrac projects and drilling locations, upward revisions due to over-performance and the increase in oil and gas prices. Depreciation and amortization expense for the quarter totaled $240,000 or $0.02 per Mcfe compared to $242,000 or $0.02 per Mcfe in 1999.

Nine months ended September 30, 2000 compared to nine months ended September 30, 1999.

     Revenues for the nine months ended September 30, 2000 totaled $99.6 million, a 62% increase from the prior year period. The increase was due primarily to increases in production and higher oil and gas prices. Net income for the nine-month period totaled $33.2 million compared to net income of $5.0 million in 1999. The increase was attributable to higher production and the sharp increase in oil and gas prices.

     Average daily production for the first nine months of 2000 totaled 4,389 barrels of oil and 89.2 MMcf of gas (115.5 MMcfe), an increase of 10% on an equivalent basis from the same period in 1999. During the period, 43 wells were drilled or deepened and 124 refracs and eight recompletions were performed, compared to 25 new wells or deepenings and 73 refracs and one recompletion in 1999. Based on a current capital budget of $40.0 million for 2000, the Company expects production to continue to increase in the remainder of the year. The level of development activity is heavily dependent on oil and gas prices.

     Average oil prices increased 52% from $14.68 per barrel in the first nine months of 1999 to $22.35 in 2000. Average natural gas prices increased 47% from $2.00 per Mcf for the first nine months of 1999 to $2.93 in 2000. The average oil prices include hedging losses of $1.4 million or $1.14 per barrel and $7.5 million or $6.26 per barrel in the first nine months of 1999 and 2000, respectively. The average natural gas prices include hedging losses of $1.1 million or $0.05 per Mcf and $6.3 million or $0.26 per Mcf for the nine months ended September 30, 1999 and 2000, respectively. Direct operating expenses, consisting of lease operating expenses and production taxes, totaled $15.9 million or $0.50 per Mcfe for the first nine months of 2000 compared to $13.3 million or $0.46 per Mcfe in the prior year period. The increase in direct operating expenses in the first nine months of 2000 was attributed to a $2.2 million rise in production taxes as a result of higher average oil and gas prices and production.

     General and administrative expenses, net of third party reimbursements, for the first nine months of 2000 totaled $5.0 million, a $659,000 or 15% increase from the same period in 1999. The increase in expense is primarily due to the Company receiving lower reimbursements from third party working interest owners that are offset against general and administrative expenses. The lower reimbursements are a result of the Company increasing its working interest ownership in its oil and gas properties as a result of a property exchange with HS Resources and other minor interest acquisitions in late 1999. Included in general and administrative expenses is $769,000 and $209,000 for the nine months ended September 30, 1999 and 2000 of non-cash expenses related to the common stock grants awarded to officers and managers in 1997. These non-cash expenses will be fully amortized by December 31, 2000.

     Interest and other expenses fell to $7.2 million in the nine-month period ended September 30, 2000, a decrease of $1.1 million or 13% from the prior year period. Interest expense decreased as a result of lower average debt balances and lower interest rates on the Company's debt due to the redemption of the 11.75% Subordinated Notes in July 1999. The redemption was financed with borrowings under the bank credit facility. The Company's average interest rate for the first nine months of 2000 was 7.6% compared to 8.4% in 1999.

     Depletion, depreciation and amortization expense for the first nine months of 2000 totaled $29.7 million, a decrease of $701,000 from the prior year period. Depletion expense totaled $28.9 million or $0.91 per Mcfe for the first nine months of 2000 compared to $29.7 million or $1.03 per Mcfe for 1999. Although there was a 10% increase in oil and gas production over 1999, total depletion expense declined due to decreases in the depletion rate. The depletion rate was lowered in the fourth quarter of 1999 and in the second quarter of 2000 in conjunction with the completion of the year-end 1999 and mid-year 2000 reserve reports reflecting additional oil and gas reserves. Depreciation and amortization expense for the nine month period totaled $751,000 or $0.02 per Mcfe compared to $712,000 or $0.02 per Mcfe in 1999.

Development, Acquisition and Exploration

     During the first nine months of 2000, the Company incurred $26.4 million in capital expenditures, including $25.7 million of development expenditures. During the period, the Company successfully drilled or deepened 43 wells, refraced 124 wells, and recompleted eight wells. The Company anticipates incurring approximately $40.0 million on development expenditures during 2000. The decision to increase or decrease development activity is heavily dependent on oil and gas prices.


Financial Condition and Capital Resources

     At September 30, 2000, the Company had $329.9 million of assets. Total capitalization was $282.6 million, of which 58% was represented by stockholders' equity and 42% by bank debt. During the first nine months of 2000, net cash provided by operations totaled $73.7 million, as compared to $27.5 million in the same period in 1999 ($70.9 million and $35.5 million prior to changes in working capital, respectively). At September 30, 2000, there were no significant commitments for capital expenditures. The Company anticipates 2000 capital expenditures, exclusive of acquisitions, to approximate $40.0 million. The level of these and other future expenditures is largely discretionary, and the amount of funds devoted to any particular activity may increase or decrease significantly, depending on available opportunities and market conditions. The Company plans to finance its ongoing development, acquisition and exploration expenditures and additional equity security repurchases using internal cash flow, proceeds from asset sales and bank borrowings. In addition, joint ventures or future public and private offerings of debt or equity securities may be utilized.

     In July 1999, in conjunction with the redemption of the 11.75% Senior Subordinated Notes, the Company entered into a Second Amended and Restated Bank Credit Agreement (the "Credit Agreement"). The Credit Agreement is a revolving credit facility in an aggregate amount up to $200.0 million. The amount available under the facility is adjusted semi-annually, each May 1 and November 1, and equaled $175.0 million at September 30, 2000.

     The Credit Agreement contains certain financial covenants, including but not limited to a maximum total debt to EBITDA ratio and a minimum current ratio. The Credit Agreement also contains certain negative covenants, including but not limited to restrictions on indebtedness; certain liens; guaranties, speculative derivatives and other similar obligations; asset dispositions; dividends, loans and advances; creation of subsidiaries; investments; leases; acquisitions; mergers; changes in fiscal year; transactions with affiliates; changes in business conducted; sale and leaseback and operating lease transactions; sale of receivables; prepayment of other indebtedness; amendments to principal documents; negative pledge causes; issuance of securities; and non-speculative commodity hedging. Borrowings under the Credit Agreement mature in July 2003, but may be prepaid at anytime. The Company has periodically negotiated extensions of the Credit Agreement; however, there is no assurance the Company will be able to do so in the future. The Company had a restricted payment basket, as defined by the Credit Agreement, of $17.3 million as of October 1, 2000, which may be used to repurchase common stock, preferred stock and warrants and pay dividends on its common stock. In July 2000, the Company amended the Credit Agreement and created an additional restricted payment basket to allow for the repurchase of up to $25.0 million of 8.50% preferred stock or the common stock issued upon conversion of the 8.50% preferred stock. The Company repurchased $15.4 million under this basket during September 2000. This additional repurchase basket expires on December 31, 2000.

     The Company may elect that all or a portion of the credit facility bear interest at a rate equal to: (i) the higher of (a) the prime rate or (b) the Federal Funds Effective Rate plus .5%, or (ii) the rate at which Eurodollar deposits for one, two, three or six months (as selected by the Company) are offered in the interbank Eurodollar market plus a margin which fluctuates from 1.00% to 1.50%, determined by a debt to EBITDA ratio. The Company's borrowings are generally made under the Eurodollar election. The average interest rate under the facility approximated 7.6% during the first nine months of 2000 and was 7.6% at September 30, 2000.

     The Company had $72.3 million of 11.75% Senior Subordinated Notes due July 15, 2004 outstanding on June 30, 1999. The Notes had been reflected in the financial statements at a book value of 105.875% of their principal amount, the initial call price ($68.3 million of principal amount outstanding as of September 30, 1999). The Notes became redeemable and were redeemed on July 15, 1999 at the call price of 105.875%. The redemption was financed with borrowings under the bank credit facility.

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

     The Company has entered into arrangements to monetize its Section 29 tax credits. These arrangements result in revenue increases of approximately $0.40 per Mcf on production volumes from qualified Section 29 properties. As a result, additional gas revenues of $2.0 million and $2.6 million were recognized for the nine months ended September 30, 1999 and 2000, respectively. These arrangements are expected to increase revenues through December 31, 2002, at which point the tax credits expire.

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

Market and Commodity Risk

     The Company's major market risk exposure is in the pricing applicable to its oil and natural gas production. Realized pricing is primarily driven by the prevailing domestic price for oil and spot prices applicable to the Rocky Mountain and Mid-Continent regions for its natural gas production. Historically, prices received for oil and gas production have been volatile and unpredictable. Pricing volatility is expected to continue. Natural gas price realizations during 1999 and the first nine months of 2000, exclusive of any hedges, ranged from a monthly low of $1.51 per Mcf to a monthly high of $3.72 per Mcf. Oil prices, exclusive of any hedges, ranged from a monthly low of $10.70 per barrel to a monthly high of $32.92 per barrel during 1999 and the first nine months of 2000. Both oil and natural gas prices have increased significantly from the third quarter 1999 to the third quarter of 2000. A significant decline in the prices of oil or natural gas could have a material adverse effect on the Company's financial condition and results of operations.

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

     As of September 30, 2000, the Company had entered into swap contracts for oil (NYMEX based) for approximately 3,250 barrels of oil per day for the remainder of 2000 at fixed prices ranging from $20.00 to $25.75 per barrel and 2,700 barrels of oil per day for 2001 at fixed prices ranging from $23.05 to $30.75 per barrel. Certain swap contracts for oil (NYMEX based) contain "knock-out" provisions. If the average price of NYMEX WTI crude oil falls below the "knock-out" price for the contract month, the swaps will be considered "knocked-out" and no payment will be made to the Company for the applicable month. These swaps are summarized in the table below. The overall weighted average hedged price for the swap contracts is $22.08 per barrel for the remainder of 2000 and $25.68 per barrel for 2001 (NYMEX based). The unrecognized losses on these contracts totaled $5.7 million and $7.4 million based on estimated market values at September 30, 2000 and October 23, 2000, respectively.

     As of September 30, 2000, the Company had entered into natural gas swap contracts for approximately 50,800 MMBtu's per day for the remainder of 2000 at fixed prices ranging from $2.06 to $4.67 per MMBtu and 45,200 MMBtu's per day for 2001 at fixed prices ranging from $2.55 to $5.04 per MMBtu on CIG index based swap contracts. The Company also has entered into physical natural gas sale contracts for the delivery of approximately 6,700 MMBtu's per day for the remainder of 2000 at prices ranging from $2.29 to $3.04 per MMBtu and 2,500 MMBtu's per day for the first quarter of 2001 at prices ranging from $2.67 to $3.08 per MMBtu. The weighted average daily volumes and prices for these natural gas swaps and physical contracts are 57,500 MMBtu's per day at $3.23 per MMBtu for the remainder of 2000 and 45,800 MMBtu's per day at $3.50 per MMBtu for 2001. The unrecognized losses on the swap contracts totaled $15.6 million and $13.8 million based on estimated market values at September 30, 2000 and October 23, 2000, respectively.

   As of October 23, 2000, the Company was a party to the following fixed price swap and physical arrangements summarized below:

                                                                       Oil (NYMEX)
                                       ------------------------------------------------------------------------------------------
                                            Swap               Swap "Knock-out"                  Combined
                                       ---------------  ------------------------------     ---------------------
                                       Daily            Daily                "Knock-out"    Daily                  Unrealized
                                       Volume           Volume                  Price      Volume                 Gain / (Loss)
Time Period                             Bbl     $/Bbl    Bbl       $/Bbl        $/Bbl        Bbl       $/Bbl      ($/thousand)
-----------                             ---     -----    ---       -----        -----        ---       -----      ------------
10/01/00 - 12/31/00...............       900    22.28   2,350      22.00      16.00-17.00   3,250      22.08         (3,305)

01/01/01 - 03/31/01...............     2,000    28.94   1,500      23.41         17.00      3,500      26.57         (1,662)
04/01/01 - 06/30/01...............     2,000    27.96   1,250      23.29         17.00      3,250      26.16         (1,255)
07/01/01 - 09/30/01...............     2,000    27.22     750      23.13         17.00      2,750      26.10           (761)
10/01/01 - 12/31/01...............     1,900    27.23     750      23.13         17.00      2,650      26.08           (458)

01/01/02 - 04/30/02...............       750    26.51       -          -             -        750      26.51            (20)

                                                          Natural Gas
                                       --------------------------------------------------------------------------
                                          CIG Swap          Physical                Combined
                                       ---------------  -----------------       ------------------
                                       Daily            Daily                   Daily                Unrealized
                                       Volume           Volume                  Volume              Gain / (Loss)
Time Period                            MMBtu   $/MMBtu  MMBtu    $/MMBtu        MMBtu      $/MMBtu  ($/thousand)
-----------                            ------  -------  ------  ----------   ------------  -------  -----------
10/01/00 - 12/31/00...............     50,800     3.33   6,700      2.52         57,500       3.23     (5,670)

01/01/01 - 03/31/01...............     55,900     3.61   2,500      2.87         58,400       3.58     (4,651)
04/01/01 - 06/30/01...............     50,000     3.31       -         -         50,000       3.31     (2,292)
07/01/01 - 09/30/01...............     45,000     3.50       -         -         45,000       3.50       (642)
10/01/01 - 12/31/01...............     40,000     3.79       -         -         40,000       3.79       (565)

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

     The following table indicates the average oil and natural gas prices received over the last five years and highlights the price fluctuations by quarter for 1999 and the first three quarters of 2000. Average price computations exclude hedging gains and losses and other nonrecurring items to provide comparability. Average prices per Mcfe indicate the composite impact of changes in oil and natural gas prices. Oil production is converted to natural gas equivalents at the rate of one barrel per six Mcf.


                                             Average Prices
                                    ---------------------------------
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

         Quarterly
         ---------

         1999
         ----
         First.....................   $11.65      $1.65        $1.72
         Second....................    16.10       1.99         2.17
         Third.....................    19.90       2.48         2.68
         Fourth....................    23.01       2.63         2.92

         2000
         ----
         First.....................   $27.30      $2.70        $3.13
         Second....................    27.75       3.23         3.55
         Third.....................    30.85       3.63         3.96

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

     Information with respect to this item is incorporated by reference from Notes to Consolidated Financial Statements in Part 1 of this report.

Item 4.  Submission of Matters to a Vote of Security Holders

   None

Item 6.  Exhibits and Reports on Form 8-K

 (a)  Exhibits -

   27  Financial Data Schedule. *

 * Filed herewith

 (b) No reports on Form 8-K were filled by Registrant during the quarter ended September 30, 2000.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    PATINA OIL & GAS CORPORATION



                              BY    /s/ David J. Kornder
                                    ----------------------------------------

                                    David J. Kornder, Vice President and Chief
                                    Financial Officer



October 26, 2000