Form 10-Q
period 2001-03-31
PATINA OIL & GAS CORP
filed 2001-05-03
CIK 1006264

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                             ____________________


                                   FORM 10-Q
(Mark one)


[X]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended March 31, 2001

                                      OR

[_]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
             For the transition period from _________ to _________

                        Commission file number 1-14344
                          __________________________


                         PATINA OIL & GAS CORPORATION
            (Exact name of registrant as specified in its charter)

              Delaware                                    75-2629477
    (State or other jurisdiction of                     (IRS Employer
     incorporation or organization)                   Identification No.)

             1625 Broadway
            Denver, Colorado                                80202
  (Address of principal executive offices)                (zip code)

       Registrant's telephone number, including area code (303) 389-3600

         Title of class                     Name of exchange on which listed
  ----------------------------            ------------------------------------
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

  There were 19,583,883 shares of common stock outstanding on April 30, 2001.

================================================================================

PART I.  FINANCIAL INFORMATION

     Patina Oil & Gas Corporation (the "Company") was formed in 1996 to hold the assets and operations of Snyder Oil Corporation ("SOCO") in the Wattenberg Field and to facilitate the acquisition of Gerrity Oil & Gas Corporation. The financial statements included herein have been prepared in conformity with generally accepted accounting principles. The statements are unaudited but reflect all adjustments, which, in the opinion of management, are necessary to fairly present the Company's financial position and results of operations.

                         PATINA OIL & GAS CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                       (In thousands except share data)

                                                          December 31,    March 31,
                                                              2000          2001
                                                          ------------   -----------
                                                                         (Unaudited)
                        ASSETS
Current assets
 Cash and equivalents                                       $   2,653    $     510
 Accounts receivable                                           31,830       32,593
 Inventory and other                                            4,885        4,335
 Unrealized hedging gains                                           -        3,503
                                                            ---------    ---------
                                                               39,368       40,941
                                                            ---------    ---------

Oil and gas properties, successful efforts method             709,248      717,352
 Accumulated depletion, depreciation and amortization        (353,344)    (364,985)
                                                            ---------    ---------
                                                              355,904      352,367
                                                            ---------    ---------

Gas facilities and other                                        4,580        4,849
 Accumulated depreciation                                      (3,098)      (3,337)
                                                            ---------    ---------
                                                                1,482        1,512
                                                            ---------    ---------

Other assets                                                   24,500        6,051
Unrealized hedging gains                                            -        8,154
                                                            ---------    ---------

                                                            $ 421,254    $ 409,025
                                                            =========    =========

                LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
 Accounts payable                                           $  23,073    $  33,257
 Accrued liabilities                                            7,794        5,293
 Unrealized hedging losses                                          -       11,082
                                                            ---------    ---------
                                                               30,867       49,632
                                                            ---------    ---------

Senior debt                                                   177,000      138,000
Deferred income taxes                                          15,776       16,354
Other noncurrent liabilities                                   21,165       19,466


Commitments and contingencies

Stockholders' equity
 Preferred Stock, $.01 par, 5,000,000 shares
  authorized, none issued                                           -            -
 Common Stock, $.01 par, 100,000,000 shares
  authorized, 20,043,859 and 19,498,777 shares
  issued and outstanding                                          200          195
 Capital in excess of par value                               151,392      138,602
 Retained earnings                                             24,854       46,432
 Other comprehensive income                                         -          344
                                                            ---------    ---------
                                                              176,446      185,573
                                                            ---------    ---------
                                                            $ 421,254    $ 409,025
                                                            =========    =========

       The accompanying notes are an integral part of these statements.

                         PATINA OIL & GAS CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands except per share data)

                                             Three Months Ended March 31,
                                             ----------------------------
                                                2000                 2001
                                             -------              -------
                                                      (Unaudited)
Revenues
 Oil and gas sales                           $31,274              $63,566
 Other                                           302                  886
                                             -------              -------
                                              31,576               64,452
                                             -------              -------

Expenses
 Direct operating                              5,583               11,902
 Exploration                                      19                  103
 General and administrative                    1,639                2,566
 Interest and other                            2,561                3,050
 Depletion, depreciation and amortization     10,281               11,901
                                             -------              -------
                                              20,083               29,522
                                             -------              -------

Pre-tax income                                11,493               34,930
                                             -------              -------

Provision for income taxes
 Current                                           -                6,287
 Deferred                                      2,299                6,288
                                             -------              -------
                                               2,299               12,575
                                             -------              -------

Net income                                   $ 9,194              $22,355
                                             =======              =======


Net income per share
 Basic                                       $  0.47              $  1.14
                                             =======              =======
 Diluted                                     $  0.40              $  1.00
                                             =======              =======

Weighted average shares outstanding
 Basic                                        16,265               19,605
                                             =======              =======
 Diluted                                      21,758               22,458
                                             =======              =======

         The accompanying notes are integral part of these statements.

                         PATINA OIL & GAS CORPORATION

                     CONSOLIDATED STATEMENTS OF CHANGES IN
                              STOCKHOLDERS' EQUITY
                                 (In thousands)

                                                                                                          Other
                                                                 Capital in                Retained   Comprehensive       Total
                             Preferred Stock     Common Stock    Excess of    Deferred     Earnings       Income      Stockholders'
                             ----------------  ----------------
                             Shares   Amount   Shares   Amount   Par Value  Compensation   (Deficit)      (Loss)          Equity
                             -------  -------  -------  -------  ---------  -------------  ---------  --------------  --------------
Balance, December 31, 1999    2,383     $ 24   16,131     $161   $188,545          $(279)  $(22,561)       $      -        $165,890

Repurchase of common and
 preferred                     (514)      (5)  (1,638)     (16)   (41,575)             -       (549)              -         (42,145)

Conversion of preferred
 into common                 (1,869)     (19)   4,934       49        (31)             -          -               -              (1)

Issuance of common                -        -      617        6      4,453              -          -               -           4,459

Preferred and common
 dividends                        -        -        -        -          -              -     (4,477)              -          (4,477)

Net income                        -        -        -        -          -            279     52,441               -          52,720
                             ------     ----   ------     ----   --------          -----   --------        --------        --------

Balance, December 31, 2000        -        -   20,044      200    151,392              -     24,854               -         176,446

Repurchase of common              -        -     (808)      (8)   (16,917)             -          -               -         (16,925)

Issuance of common                -        -      198        2      3,316              -          -               -           3,318

Conversion of warrants            -        -       65        1        811              -          -               -             812

Common dividends                  -        -        -        -          -              -       (777)              -            (777)

Comprehensive income:
Net income                        -        -        -        -          -              -     22,355               -          22,355
Cumulative effect of
 accounting change, net of tax    -        -        -        -          -              -          -         (25,077)        (25,077)
Reclassifications
 adjustments                      -        -        -        -          -              -          -           9,587           9,587
Change in unrealized
 hedging gains                    -        -        -        -          -              -          -          15,834          15,834
                             ------     ----   ------     ----   --------          -----   --------        --------        --------
Total comprehensive income        -        -        -        -          -              -     22,355             344          22,699
                             ------     ----   ------     ----   --------          -----   --------        --------        --------

Balance, March 31, 2001
 (unaudited)                      -     $  -   19,499     $195   $138,602          $   -   $ 46,432        $    344        $185,573
                             ======     ====   ======     ====   ========          =====   ========        ========        ========

       The accompanying notes are an integral part of these statements.

                         PATINA OIL & GAS CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                           Three Months Ended March 31,
                                                          -------------------------------
                                                            2000                   2001
                                                          --------               --------
                                                                   (Unaudited)
Operating activities
 Net income                                               $  9,194               $ 22,355
 Adjustments to reconcile net income to net
  cash provided by operations
   Exploration expense                                          19                    103
   Depletion, depreciation and amortization                 10,281                 11,901
   Deferred income taxes                                     2,299                  6,288
   Deferred compensation expense                                70                      -
   Amortization of deferred credits                           (365)                    15
   Amortization of loan fees                                    76                      -
   Changes in current and other assets and liabilities
    Decrease in
     Accounts receivable                                       731                   (763)
     Inventory and other                                       428                    453
    Increase (decrease) in
     Accounts payable                                          552                 13,886
     Accrued liabilities                                    (1,268)                (2,501)
     Other assets and liabilities                             (270)                 2,973
                                                          --------               --------
   Net cash provided by operating activities                21,747                 54,710
                                                          --------               --------

Investing activities
 Acquisition, development and exploration                   (8,611)               (23,209)
 Disposition of oil and gas properties                           -                 15,247
 Other                                                        (105)                  (212)
                                                          --------               --------
   Net cash used by investing activities                    (8,716)                (8,174)
                                                          --------               --------

Financing activities
 Increase (decrease) in indebtedness                         2,000                (39,000)
 Repayment from affiliate                                        -                 18,500
 Deferred credits                                                -                (13,209)
 Issuance of common stock                                    1,503                  2,732
 Repurchase of common stock                                 (2,043)               (16,925)
 Repurchase of preferred stock                             (12,846)                     -
 Preferred stock redemption premium                           (549)                     -
 Preferred and common dividends                             (1,459)                  (777)
                                                          --------               --------
   Net cash used by financing activities                   (13,394)               (48,679)
                                                          --------               --------

Decrease in cash                                              (363)                (2,143)
Cash and equivalents, beginning of period                      626                  2,653
                                                          --------               --------
Cash and equivalents, end of period                       $    263               $    510
                                                          ========               ========

       The accompanying notes are an integral part of these statements.

                         PATINA OIL & GAS CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  ORGANIZATION AND NATURE OF BUSINESS

     Patina Oil & Gas Corporation (the "Company" or "Patina"), a Delaware corporation, was formed in 1996 to hold the assets of Snyder Oil Corporation ("SOCO") in the Wattenberg Field and to facilitate the acquisition of Gerrity Oil & Gas Corporation ("Gerrity"). In conjunction with the Gerrity acquisition, SOCO received 14.0 million shares of Patina common stock. In 1997, a series of transactions eliminated SOCO's ownership.

     In November 2000, Patina acquired various property interests out of a bankruptcy. The assets were acquired through Elysium Energy, L.L.C. ("Elysium"), a New York limited liability company, in which Patina holds a 50% interest. Patina invested $21.0 million of equity and provided a $60.0 million credit facility to Elysium. See Note (9). The accompanying consolidated financial statements were prepared on a proportionate consolidation basis, including Patina's 50% interest in Elysium's assets, liabilities, revenues and expenses. All significant intercompany balances and transactions have been eliminated in consolidation.

     The Company's operations currently consist of the acquisition, development, exploitation and production of oil and natural gas properties. Historically, Patina's properties were primarily located in the Wattenberg Field of Colorado's D-J Basin. Through Elysium, the Company now has oil and natural gas properties in central Kansas, the Illinois Basin, and the San Joaquin Field of California.

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Producing Activities

     The Company utilizes the successful efforts method of accounting for its oil and gas properties. Leasehold costs are capitalized when incurred. Unproved properties are assessed periodically within specific geographic areas and impairments in value are charged to expense. Exploratory expenses, including geological and geophysical expenses and delay rentals, are charged to expense as incurred. Exploratory drilling costs are capitalized, but charged to expense if the well is determined to be unsuccessful. Costs of productive wells, unsuccessful developmental wells and productive leases are capitalized and amortized on a unit-of-production basis over the life of the associated oil and gas reserves. Oil is converted to natural gas equivalents (Mcfe) at the rate of one barrel to six Mcf. Amortization of capitalized costs has generally been provided on a field-by-field basis. An accrual of approximately $1.0 million has been provided for estimated future abandonment costs on certain Elysium properties as of March 31, 2001. No accrual has been provided for the Wattenberg properties, as management believes the salvage value will approximate abandonment costs.

     The Company follows Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets," which requires the Company to assess the need for an impairment of capitalized costs of oil and gas properties on a field-by-field basis. While no impairments were recorded for the three months ended March 31, 2000 and 2001, changes in underlying assumptions or the amortization units could result in impairments in the future.

Gas facilities and other

     Depreciation of gas gathering and transportation facilities is provided using the straight-line method over an estimated useful life of five years. Equipment is depreciated using the straight-line method with estimated useful lives, generally ranging from three to five years.

Other Assets

     At December 31, 2000 and March 31, 2001, Other Assets was comprised of $24.5 million and $6.0 million advanced under a revolving credit facility to Elysium by Patina. Patina provided Elysium a $60.0 million non-recourse revolving credit facility, on which $12.0 million was outstanding at March 31, 2001. The facility provides for a borrowing base, which is subject to adjustment semi-annually. The loan matures in July 2003. The interest rate is generally based on the Eurodollar rate plus a margin, which fluctuates from 1.50% to 2.00%, depending upon the utilization of the borrowing base. See Note (9).

Section 29 Tax Credits

     Between 1996 and 2000, the Company entered into certain arrangements to monetize its Section 29 tax credits. These arrangements resulted in revenue increases of approximately $0.40 per Mcf on production volumes from qualified
Section 29 properties. As a result, additional gas revenues of $898,000 and $602,000 were recognized during the three months ended March 31, 2000 and 2001, respectively. As the Company's profitability now allows it to utilize these credits, they were reacquired in March 2001.

Gas Imbalances

     The Company uses the sales method to account for gas imbalances. Under this method, revenue is recognized based on the cash received rather than the Company's proportionate share of gas produced. Gas imbalances at December 31, 2000 and March 31, 2001 were insignificant.

Comprehensive Income

     The Company follows SFAS No. 130, "Reporting Comprehensive Income," which establishes standards for reporting comprehensive income. In addition to net income, comprehensive income includes all changes in equity during a period, except those resulting from investments and distributions to the owners of the Company. The Company had no such changes for the three months ended March 31, 2000. The components of other comprehensive income and related tax effects for the three months ended March 31, 2001 are as follows (in thousands):

                                                                     Tax      Net of
                                                          Gross     Effect     Tax
                                                        ---------  --------  ---------
Cumulative effect of accounting change                  $(39,183)  $14,106   $(25,077)
Change in derivative fair value of hedge                  24,740    (8,906)    15,834
Reclassifications adjustments - contract settlements      14,980    (5,393)     9,587
                                                        --------   -------   --------
                                                        $    537   $  (193)  $    344
                                                        ========   =======   ========

Financial Instruments

     The book value and estimated fair value of cash and equivalents was $2.7 million and $510,000 at December 31, 2000 and March 31, 2001, respectively. The book value and estimated fair value of the senior debt was $177.0 million and $138.0 million at December 31, 2000 and March 31, 2001, respectively. The book value of these assets and liabilities approximates fair value due to the short maturity or floating rate structure of these instruments.

Derivative Instruments and Hedging Activities

     From time to time, the Company enters into commodity derivative contracts and fixed-price physical contracts to manage its exposure to oil and natural gas price volatility. Commodity derivative contracts, which are generally placed with major financial institutions or with counter parties of high credit quality that the Company believes are minimal credit risks, may take the form of futures contracts, swaps or options. The oil and gas reference prices of these commodity derivative contracts are based upon oil and natural gas futures which have a high degree of historical correlation with actual prices received by the Company. Currently, the Company's oil and gas swap contracts are designated as cash flow hedges and the remaining discussion will relate exclusively to this type of derivative instrument.

     The Company entered into various swap contracts for oil based on NYMEX prices for the first quarter of 2000 and 2001, recognizing losses of $2.4 million and $276,000, respectively, related to these swap contracts. The Company entered into various swap contracts for natural gas based on the Colorado Interstate Gas ("CIG") index during the first quarter of 2000 and 2001, recognizing a gain of $231,000 and a loss of $14.7 million, respectively, related to these swap contracts.

     At March 31, 2001, the Company had entered into swap contracts for oil based on NYMEX prices covering approximately 4,600 barrels of oil per day for the remainder of 2001 at fixed prices ranging from $23.05 to $30.75 per barrel and 750 barrels of oil per day for January 2002 through April 2002 at fixed prices ranging from $26.10 to $26.92 per barrel. Certain 2001 swap contracts for oil contain "knock-out" provisions. If the average oil price falls below the "knock-out" price for the contract month, the swaps will be considered "knocked-out" and no payment will be made to the Company for the applicable month. These swaps are summarized in the table below. The overall weighted average hedged price for the swap contracts is $26.87 per barrel for the remainder of 2001 and $26.51 per barrel for the first four months of 2002. The unrecognized gains on these contracts totaled $1.0 million based on estimated market values at March 31, 2001.

     At March 31, 2001, the Company had entered into swap contracts for natural gas based on CIG index prices covering approximately 51,000 MMBtu's per day for the remainder of 2001 at fixed prices ranging from $2.87 to $5.64 per MMBtu. The Company also entered into natural gas swap contracts for 2002, 2003, 2004 and 2005 as of March 31, 2001, which are summarized in the table below. The unrecognized losses on these contracts totaled $477,000 based on estimated market values at March 31, 2001.

     As of March 31, 2001, the Company was a party to the following fixed price swap and physical arrangements summarized below:

                                                  Oil (NYMEX)
                       --------------------------------------------------------------------------------
                            Swaps            Swaps with "Knock-out"          Combined
                       --------------   --------------------------------  --------------
                       Daily            Daily                "Knock-out"   Daily               Unrealized
                       Volume           Volume                  Price     Volume              Gain / (Loss)
Time Period             Bbl     $/Bbl    Bbl       $/Bbl        $/Bbl      Bbl    $/Bbl       ($/thousand)
-----------            ----     -----    ---       -----        -----      ---    -----       -------------
04/01/01 - 06/30/01..   3,750    28.77   1,250       23.29         17.00   5,000   27.40           418
07/01/01 - 09/30/01..   3,750    27.57     750       23.13         17.00   4,500   26.83           228
10/01/01 - 12/31/01..   3,650    26.98     750       23.13         17.00   4,400   26.32           238

01/01/02 - 04/30/02..     750    26.51       -           -             -     750   26.51           129
                                                      Natural Gas
                       ------------------------------------------------------------------------------------
                          CIG Swaps         Physical                    Combined
                       ---------------  ------------------   ----------------------------
                       Daily            Daily                  Daily                           Unrealized
                       Volume           Volume                 Volume                         Gain / (Loss)
Time Period            MMBtu   $/MMBtu  MMBtu     $/MMBtu      MMBtu              $/MMBtu     ($/thousands)
-----------            ------  -------  ------  ----------   -----------          -------     -------------
04/01/01 - 06/30/01..  55,000     3.38       -           -        55,000            3.38        (4,000)
07/01/01 - 09/30/01..  50,000     3.63       -           -        50,000            3.63        (2,298)
10/01/01 - 12/31/01..  47,500     3.98       -           -        47,500            3.98        (3,099)

2002.................  24,500     4.48       -           -        24,500            4.48         1,981
2003.................  20,000     4.05       -           -        20,000            4.05         1,534
2004.................  20,000     4.12       -           -        20,000            4.12         2,585
2005.................  20,000     4.18       -           -        20,000            4.18         2,821

     The Company follows SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded on the balance sheet as either an asset or liability measured at its fair value. It also requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. SFAS No. 133 became effective for the Company on January 1, 2001.

     The financial statement impact of adopting of SFAS No. 133 on January 1, 2001 was as follows (in millions):

Balance Sheet                                                                            Amount
                                                                                         -------
Unrealized hedging losses.........................................................       $(43.2)
Unrealized hedging gains..........................................................          4.0
Deferred tax liability............................................................         (1.4)
Deferred tax asset................................................................         15.5
Cumulative effect of a change in accounting principle (other comprehensive loss)..       $(25.1)

     During the first quarter of 2001, net hedging losses of $15.0 million ($9.6 million after tax) were transferred from other comprehensive income and the change in the fair value of outstanding derivative net liabilities decreased by $24.7 million ($15.8 million after tax). As of March 31, 2001, the Company had net unrealized hedging gains of $537,000 ($343,000 after tax), including derivative assets of $11.6 million and derivative liabilities of $11.1 million. The Company expects to reclassify as reductions to earnings during the next twelve months $7.6 million ($4.9 million after tax) of unrealized hedging losses in other comprehensive income at March 31, 2001.

     In October 1998, the Company entered into an interest rate swap contract for a two-year period. The contract was for $30.0 million principal with a fixed interest rate of 4.57% payable by the Company and the variable interest rate, the three-month LIBOR, payable by the third party. The difference between the fixed rate of 4.57% and the three-month LIBOR rate, which was reset every 90 days, was received or paid by the Company in arrears every 90 days. The Company received $123,000 in the first quarter of 2000 pursuant to this contract, which lapsed in October 2000.

Stock Options and Awards

     The Company accounts for its stock-based compensation plans under principles prescribed by the Accounting Principles Board's Opinion No. 25 ("APB No. 25"), "Accounting for Stock Issued to Employees." Accordingly, stock options awarded under the Employee Plan and the non-employee Directors Plan are considered to be "noncompensatory" and do not result in recognition of compensation expense. However, the restricted stock awarded under the Restricted Stock Plan is considered to be "compensatory" and the Company recognized $70,000 of non-cash general and administrative expenses for the three months ended March 31, 2000. No costs were incurred in 2001 as these costs were fully amortized in 2000. See Note (6).

Per Share Data

     The Company uses weighted average shares outstanding in calculating earnings per share data. When dilutive, options and warrants are included as share equivalents using the treasury stock method and are included in the calculation of diluted per share data. Common stock issuable upon conversion of convertible preferred securities was included in the calculation of diluted per share data if their effect was dilutive.

Risks and Uncertainties

     Historically, oil and natural gas prices have experienced significant fluctuations and have been particularly volatile in recent years. Price fluctuations can result from variations in weather, levels of regional or national production and demand, availability of transportation capacity to other regions of the country and various other factors. Increases or decreases in prices received could have a significant impact on future results.

Other

     All liquid investments with a maturity of three months or less are considered to be cash equivalents. Certain amounts in the prior period-consolidated financial statements have been reclassified to conform to the current classifications. The consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries and 50% of the accounts of Elysium.

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

     In the opinion of management, those adjustments to the financial statements (all of which are of a normal and recurring nature) necessary to present fairly the financial position and results of operations have been made. These interim financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

(3)  OIL AND GAS PROPERTIES

     The cost of oil and gas properties at December 31, 2000 and March 31, 2001 included approximately $1.1 million and $6.2 million in net unevaluated leasehold costs. Acreage that is generally held for exploration or resale and its value is excluded from amortization. The following table sets forth costs incurred related to oil and gas properties:

                                                                   Three
                                                   Year Ended   Months Ended
                                                  December 31,    March 31,
                                                      2000          2001
                                                  ------------  ------------
                                                        (In thousands)

          Acquisition.............................     $49,015      $  5,381
          Development.............................      39,996        17,725
          Exploration and other...................         293           103
                                                       -------      --------
                                                       $89,304      $ 23,209
                                                       =======      ========
          Disposition.............................     $     -      $(15,247)
                                                       =======      ========

    Elysium sold certain properties in the Lake Washington Field in Louisiana for $30.5 million in March 2001 ($15.25 million net to the Company).


(4)  INDEBTEDNESS

     The following indebtedness was outstanding on the respective dates:




                                                    December 31,    March 31,
                                                        2000          2001
                                                    ------------  ------------
                                                            (In thousands)

          Bank facilities                               $177,000      $138,000
          Less current portion                                 -             -
                                                        --------      --------
          Senior debt, net                              $177,000      $138,000
                                                        ========      ========


   In July 1999, the Company entered into a Second Amended and Restated Bank Credit Agreement (the "Credit Agreement"). The Credit Agreement is a revolving credit facility in an aggregate amount up to $200.0 million. The amount available under the facility is adjusted semi-annually, each May 1 and November 1, and equaled $200.0 million at March 31, 2001.

    The Company may elect that all or a portion of the credit facility bear interest at a rate equal to: (i) the prime rate or (ii) the rate at which Eurodollar deposits for one, two, three or six months are offered in the interbank Eurodollar market plus a margin which fluctuates from 1.00% to 1.50%, determined by a debt to EBITDA ratio. The average interest rate under the facility approximated 7.0% during the first quarter of 2001 and was 6.3% at March 31, 2001.

    The Credit Agreement contains certain financial covenants, including but not limited to a maximum total debt to EBITDA ratio and a minimum current ratio. The Credit Agreement also contains certain negative covenants, including but not limited to restrictions on indebtedness; certain liens; guaranties, speculative derivatives and other similar obligations; asset dispositions; dividends, loans and advances; creation of subsidiaries; investments; leases; acquisitions; mergers; changes in fiscal year; transactions with affiliates; changes in business conducted; sale and leaseback and operating lease transactions; sale of receivables; prepayment of other indebtedness; amendments to principal documents; negative pledge causes; issuance of securities; and non-speculative commodity hedging. Borrowings under the Credit Agreement mature in July 2003, but may be prepaid at anytime. The Company has periodically negotiated extensions of the Credit Agreement; however, there is no assurance the Company will be able to do so in the future. The Company had a restricted payment basket, as defined in the Credit Agreement, of $9.8 million as of March 31, 2001, which may be used to repurchase equity securities, pay dividends or make other restricted payments.

    Scheduled maturities of indebtedness for the next five years are zero for 2001 and 2002, and $138.0 million in 2003. Management intends to extend the maturity of its credit facility on a regular basis; however, there can be no assurance it will be able to do so. Cash payments for interest totaled $2.5 million and $3.2 million for the first quarters of 2000 and 2001, respectively.


(5) STOCKHOLDERS' EQUITY

    A total of 100,000,000 common shares, $0.01 par value, are authorized of which 19,498,777 were issued and outstanding at March 31, 2001. The common stock is listed on the New York Stock Exchange. A quarterly cash dividend of $0.01 per common share was initiated in December 1997. The dividend was increased to $0.02 per common share in the fourth quarter of 1999 and to $0.04 per common share in the fourth quarter of 2000. The following is a schedule of the changes in outstanding shares of the Company's common stock:

                                                           Twelve             Three
                                                        Months Ended      Months Ended
                                                     December 31, 2000   March 31, 2001
                                                     ------------------  ---------------
      Beginning shares.............................       16,131,300        20,043,900
      Exercise of stock options....................          249,300            86,900
      Shares issued under Stock Purchase Plan......           52,400                 -
      Shares issued in lieu of salaries & bonuses..          128,300            67,900
      Shares issued for directors fees.............            2,800               400
      Conversion of 7.125% preferred...............          148,000                 -
      Conversion of 8.50% preferred................        4,785,600                 -
      Exercise of $12.50 warrants..................            2,400            64,900
      Shares issued to deferred compensation plan..           13,700            10,000
      Vesting of stock grant.......................          138,600            33,300
      401(K) profit sharing contribution...........           29,600                 -
      Shares repurchased and retired...............       (1,638,100)         (808,500)
                                                          ----------        ----------
      Ending shares................................       20,043,900        19,498,800
                                                          ==========        ==========

    On January 29, 2001, the Company repurchased 758,500 shares of its common stock from a major financial institution for $20.50 a share or $15.8 million and received an option to repurchase an equal number of shares at the same price. The additional 758,500 shares were repurchased on April 30, 2001.

    At March 31, 2001, the Company had 2,827,146 common stock warrants outstanding. The warrants are exercisable at $12.50 for one share of common stock and expire on May 2, 2001. The warrants are listed on the New York Stock Exchange.

    A total of 5,000,000 preferred shares, $0.01 par value, are authorized of which none were issued at March 31, 2001.

    In January 2000, the Company redeemed all remaining 7.125% preferred stock. Of the 564,800 preferred shares called, 51,000 were converted into 148,000 shares of common stock and the remaining 513,800 were redeemed for $13.4 million in cash. The Company paid $600,000 in preferred dividends during in the first quarter of 2000, including $549,000 of redemption premiums paid to shareholders that elected to redeem their preferred stock for cash in the first quarter of 2000.

    In August 2000, the Company called for redemption the 8.50% preferred stock. The shares were converted into 4.8 million shares of common stock, including more than 500,000 shares of common stock issued upon conversion in June 2000. The Company paid $966,000 in preferred dividends in the first quarter of 2000.

    The Company follows SFAS 128", "Earnings per Share," which specifies computation, presentation and disclosure requirements for earnings per share for entities with publicly held common stock or potential common stock.

                                                        Three Months Ended March 31,
                                      ----------------------------------------------------------------
                                                   2000                               2001
                                      --------------------------------  ------------------------------
                                       Net        Common       Per         Net       Common       Per
                                      Income      Shares      Share      Income      Shares      Share
                                      ------      ------     -------     -------     ------      -----
Basic net income                      $9,194      16,265                 $22,355      19,605
7.125% preferred dividends              (600)          -                       -           -
8.50% preferred dividends               (966)          -                       -           -
                                      ------      ------                 -------     -------
Basic net income attributable
 to common stock                       7,628      16,265     $  0.47      22,355      19,605     $1.14
                                                             =======                             =====

Effect of dilutive securities:
8.50% preferred stock                    966       4,786                       -           -
Stock options                              -         568                       -       1,416
Stock grant                                -         139                       -          27
$12.50 warrants                            -           -                       -       1,410
                                      ------      ------                 -------     -------
Diluted net income attributable
 to common stock                      $8,594      21,758     $  0.40     $22,355      22,458     $1.00
                                      ======      ======     =======     =======     =======     =====

(6) EMPLOYEE BENEFIT PLANS

401(k) Plan

    The Company maintains a 401(k) profit sharing and savings plan (the "401(k) Plan"). Eligible employees may make voluntary contributions to the 401(k) Plan. The Company may, at its discretion, make additional matching or profit sharing contributions to the 401(k) Plan. The Company made a profit sharing contribution of $483,000 and $589,000 for 1999 and 2000, respectively. The profit sharing contributions were made in common stock. A total of 61,300 and 29,600 common shares were contributed in 1999 and 2000, respectively.

Stock Purchase Plan

    The Company maintains a shareholder approved stock purchase plan ("Stock Purchase Plan"). Pursuant to the Stock Purchase Plan, officers, directors and certain managers are eligible to purchase shares of common stock at prices ranging from 50% to 85% of the closing price of the stock on the trading day prior to the date of purchase ("Closing Price"). In addition, employee participants may be granted the right to purchase shares with all or a part of their salary and bonus. A total of 500,000 shares of common stock are reserved for possible purchase under the Stock Purchase Plan. In May 1999, an amendment to the Stock Purchase Plan was approved by the stockholders allowing for the annual renewal of the 500,000 shares of common stock reserved for possible purchase under the Plan. In 2000, the Board of Directors approved 116,300 common shares (exclusive of shares available for purchase with participants' salaries and bonuses) for possible purchase by participants at 75% of the Closing Price during the current Plan Year. As of March 31, 2000, participants had purchased 85,800 shares of common stock with participant's 1999 bonuses, at
$9.19 per share ($6.89 net price per share).   No other purchases were made
under the Stock Purchase Plan during the three months ended March 31, 2000 and 2001, respectively.

Stock Option and Award Plans

   The Company maintains a shareholder approved stock option plan for employees (the "Employee Plan") providing for the issuance of options at prices not less than fair market value. Options to acquire the greater of three million shares of common stock or 10% of outstanding diluted common shares may be outstanding at any given time. The specific terms of grant and exercise are determinable by a committee of independent members of the Board of Directors. The options vest over a three-year period (30%, 60%, 100%) and expire five years from the date of grant, except for 250,000 five-year options, which were fully vested at the date of grant in October 1997. A summary by year of stock options granted under the plan for employees is summarized below:

                                                             Weighted
                                                Range         Average
                                             of Exercise      Exercise
                                 Options      Prices Per      Price Per
              Year               Granted     Common Share   Common Share
              ----               -------    --------------  ------------
              1997...........    521,000    $ 8.75 - $ 9.88    $ 9.75
              1998...........    614,000    $ 6.56 - $ 7.19    $ 7.03
              1999...........    630,000    $ 2.94 - $ 9.13    $ 3.54
              2000...........    505,000    $ 9.19 - $21.94    $ 9.34
              2001...........    591,000         $22.61        $22.61

   The Company also maintains a shareholder approved stock grant and option plan (the "Directors' Plan") for non-employee Directors. The Directors' Plan provides for each non-employee Director to receive common shares having a market value equal to $2,500 quarterly in payment of one-half their retainer. A total of 8,600 were issued in 1999 and 2,800 were issued in 2000. It also provides for 5,000 options to be granted to each non-employee Director upon initial appointment and annually, thereafter. The options vest over a three-year period (30%, 60%, 100%) and expire five years from the date of grant. A summary by year of stock options granted under the Directors' Plan is summarized below:

                                                              Weighted
                                                Range         Average
                                             of Exercise      Exercise
                                 Options      Prices Per     Price Per
              Year               Granted     Common Share   Common Share
              ----               -------     ------------   ------------
              1997...........     30,000    $ 8.63 - $10.31    $ 9.19
              1998...........     35,000    $ 7.19 - $ 7.75    $ 7.59
              1999...........     30,000    $ 2.94 - $ 5.13    $ 4.76
              2000...........     25,000         $17.44        $17.44

   In 1997, the shareholders approved a special stock grant and purchase plan for certain officers and managers ("Management Investors") in conjunction with the redistribution of SOCO's ownership in the Company. The plan provided for the grant of certain restricted common shares to the Management Investors. The granted shares vested at 25% per year on January 1, 1998, 1999, 2000 and 2001. The non-vested granted common shares were recorded as Deferred Compensation in the equity section. The Management Investors simultaneously purchased additional common shares from the Company at $9.875 per share. A portion of the purchase was financed by the Company, all of which was repaid in January 2001. See Note (9). In conjunction with his appointment in March 1998, the Company's President was granted 100,000 restricted common shares that vested at 33% per year in March 1999, 2000 and 2001. The President simultaneously purchased 100,000 common shares from the Company for $6.875 per share. A portion of this purchase ($584,000) was financed by the Company. As approved by the Board of Directors, the President sold 50,000 common shares to the Company for $23.50 per share in March 2001, utilizing a portion of the proceeds to repay his note. See Note (9). The Company recognized $70,000 of non-cash general and administrative expenses for the three months ended March 31, 2000 with respect to these stock grants. No costs were incurred in the first quarter of 2001 as these costs were fully amortized in 2000.

(7) FEDERAL INCOME TAXES

    A reconciliation of the federal statutory rate to the Company's effective rate as they apply to the provision for the three months ended March 31, 2000 and 2001 follows:

                                                     2000      2001
                                                     ----      ----
Federal statutory rate.........................       35%       35%
State income tax rate, net of federal benefit..        3%        3%
Utilization of net deferred tax asset..........      (15%)      (2%)
Revision of prior estimate.....................       (3%)       -
                                                     ----      ----
Effective income tax rate......................       20%       36%
                                                     ====      ====

    For tax purposes, the Company had regular net operating loss carryforwards of approximately $49.0 million and alternative minimum tax ("AMT") loss carryforwards of approximately $7.5 million at December 31, 2000. Utilization of $42.8 million of the regular net operating loss carryforwards will be limited to approximately $12.5 million per year as a result of the redistribution of SOCO's majority ownership in the Company in 1997. In addition, utilization of $25.9 million regular net operating loss carryforwards will be limited to $4.2 million per year as a result of the Gerrity acquisition in 1996. These carryforwards expire from 2008 through 2018. At December 31, 2000, the Company had AMT credit carryforwards of $1.4 million that are available indefinitely. There were no cash payments made by the Company for federal or state taxes during the first quarter of 2000. The Company paid $150,000 of federal taxes during the first quarter of 2001. Based on its current level of profitability, the Company expects to begin paying a significant amount of cash income taxes starting in June 2001.


(8) MAJOR CUSTOMERS

    During the three months ended March 31, 2000 and 2001, Duke Energy Field Services, Inc. accounted for 33% and 28%, BP Amoco Production Company accounted for 26% and 11%, E-Prime accounted for 6% and 14%, and Reliant Energy accounted for 1% and 12%, respectively. Management believes that the loss of any individual purchaser would not have a long-term material adverse impact on the financial position or results of operations of the Company.


(9) RELATED PARTY

    In 1997, certain officers and managers purchased common shares at $9.875 per share from the Company. A portion of this purchase was financed by the Company through the issuance of 8.50% recourse promissory notes. The remaining notes balance at December 31, 2000 of $106,000 was repaid in January 2001. These notes have been reflected in the accompanying consolidated balance sheet at December 31, 2000 in Inventory and other. In conjunction with his appointment in 1998, the President purchased 100,000 shares of common stock at $6.875 per share and was granted 100,000 shares. The Company loaned him $584,000, or 85% of the purchase price, represented by an 8.50% recourse promissory note. The note matured in March 2001. As approved by the Board of Directors, the President sold 50,000 common shares to the Company for $23.50 per share in March 2001, utilizing a portion of the proceeds to repay his note. The note has been reflected in the accompanying consolidated balance sheet at December 31, 2000 in Inventory and other.

    Patina provided Elysium a $60.0 million non-recourse revolving credit facility, on which $49.0 million was outstanding at December 31, 2000. The facility provides for a borrowing base, which is subject to adjustment semi-annually. At March 31, 2001 the borrowing base was $60.0 million of which $12.0 million was outstanding. The loan matures in July 2003. The interest rate is generally based on the Eurodollar rate plus a margin, which fluctuates from 1.50% to 2.00%, depending upon the utilization of the borrowing base. In the first quarter of 2001, Elysium paid $882,000 of interest to Patina under the revolving credit facility.

    Patina provides certain administrative services to Elysium under an operating agreement. During the first quarter of 2001, the Company was paid $117,000 for these services.

(10)  COMMITMENTS AND CONTINGENCIES

      The Company leases office space and certain equipment under non-cancelable operating leases. Future minimum lease payments under such leases approximate $750,000 per year from 2001 through 2005.

      The Company is a party to various lawsuits incidental to its business, none of which are expected to have a material adverse impact on its financial position or results of operations.

                         PATINA OIL & GAS CORPORATION
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Three months ended March 31, 2001 compared to three months ended March 31, 2000.

    Revenues for the first quarter of 2001 totaled $64.5 million, a 104% increase from the prior year period. Net income for the first quarter of 2001 totaled $22.4 million, an increase of 143% compared to the first quarter of 2000. The increases were attributable to higher production quantities and higher oil and gas prices.

    Average daily oil and gas production for the first quarter totaled 7,421 barrels and 108.2 MMcf (152.7 MMcfe), an increase of 29% on an equivalent basis from the same period in 2000. During the quarter, 19 wells were drilled or deepened and 99 refracs and two recompletions were performed in Wattenberg, compared to 18 new wells or deepenings, 34 refracs and one recompletion in the same period in 2000. Current development activity, the benefits of the acquisition of a 50% interest in Elysium Energy, L.L.C. in late 2000 and continued success with the production enhancement program have resulted in steadily increasing production. Based on a $60.0 million capital budget for 2001, the Company expects production to continue to increase for the remainder of the year. The level of development activity is heavily dependent on the prices being received for production.

    Average oil prices increased 27% from $21.53 per barrel in the first quarter of 2000 to $27.44 in 2001. Average natural gas prices increased 70% from $2.73 per Mcf for the first quarter of 2000 to $4.65 in 2001. The average oil price included hedging losses of $2.4 million or $5.76 per barrel and $276,000 or $0.41 per barrel for the first quarters of 2000 and 2001, respectively. The average natural gas prices included hedging gains of $231,000 or $0.03 per Mcf for the first quarter of 2000 and losses of $14.7 million or $1.51 per Mcf for the first quarter of 2001. Direct operating expenses, consisting of lease operating and production taxes, totaled $11.9 million or $0.87 per Mcfe for the first quarter of 2001 compared to $5.6 million or $0.53 per Mcfe in the prior year period. The increase in direct operating expenses was attributable to a $3.2 million rise in production taxes due to higher average oil and gas prices and a $2.5 million increase in lease operating costs relating to the acquisition of a 50% interest in Elysium.

    General and administrative expenses, net of third party reimbursements, for the first quarter of 2001 totaled $2.6 million, a $927,000 or 57% increase from the same period in 2000. The increase in expense was primarily due to the acquisition of a 50% interest in Elysium.

    Interest and other expenses totaled $3.1 million in the first quarter of 2001, an increase of $489,000 or 19% from the prior year period. Interest expense increased as a result of higher average debt balances resulting from the acquisition of Elysium and repurchases of equity securities. The Company's average interest rate for the first quarter of 2001 was 7.0% compared to 7.4% in the first quarter of 2000.

    Depletion, depreciation and amortization expense for the first quarter of 2001 totaled $11.9 million, an increase of $1.6 million from the same period in 2000. Depletion expense totaled $11.6 million or $0.85 per Mcfe for the first quarter of 2001 compared to $10.0 million or $0.94 per Mcfe in 2000. The lower depletion rate was in response to the completion of the mid-year and year-end 2000 reserve reports reflecting additional oil and gas reserves due primarily to the identification of additional refrac projects and drilling locations, upward revisions due to over-performance and the increase in oil and gas prices. Depreciation and amortization expense for the three months ended March 31, 2001 totaled $260,000 or $0.02 per Mcfe, the same per unit rate as in the first quarter of 2000.

Development, Acquisition and Exploration

   During the first quarter of 2001, the Company incurred $23.2 million of capital expenditures. A total of $17.7 million of development costs was spent in the Wattenberg Field to drill or deepen 19 J-Sand wells, perform 99 refracs and two recompletions. This development activity, the benefits of the Elysium acquisition and continued success with the production enhancement program resulted in a 29% increase in production over the first quarter of 2000. The Company anticipates spending approximately $60.0 million to further develop its properties during 2001, with an additional $15.0 million to $20.0 million budgeted for various grassroots projects. The decision to increase or decrease development activity is heavily dependent on the oil and gas prices.

Financial Condition and Capital Resources

   At March 31, 2001, the Company had $409.0 million of assets. Total capitalization was $339.9 million, of which 55% was represented by stockholders' equity, 40% by bank debt and 5% by deferred taxes. In the first quarter of 2001, net cash provided by operations totaled $54.7 million, as compared to $21.7 million in same period in 2000 ($40.7 million and $21.6 million prior to changes in working capital, respectively). At March 31, 2001, there were no significant commitments for capital expenditures. Based on a $60.0 million capital budget for 2001 and an additional $15.0 million to $20.0 million for various grassroots projects, the Company expects production to continue to increase through the remainder of the year. The level of these and other future expenditures is largely discretionary, and the amount of funds devoted to any particular activity may increase or decrease significantly, depending on available opportunities and market conditions. The Company plans to finance its ongoing development, acquisition and exploration expenditures and additional equity repurchases using internal cash flow, proceeds from asset sales and bank borrowings. In addition, joint ventures or future public and private offerings of debt or equity securities may be utilized.

   On January 29, 2001, the Company repurchased 758,500 shares of its common stock from a major financial institution for $20.50 a share or $15.8 million.
As part of the transaction, the Company received an option to repurchase an equal number of shares at the same price. The additional 758,500 shares were repurchased on April 30, 2001. The Company anticipates receiving approximately $35.5 million in proceeds from the exercise of the $12.50 common stock warrants, which expire on May 2, 2001.

In July 1999, the Company entered into a Second Amended and Restated Bank Credit Agreement (the "Credit Agreement"). The Credit Agreement is a revolving credit facility in an aggregate amount up to $200.0 million. The amount available under the facility is adjusted semi-annually, each May 1 and November 1, and equaled $200.0 million at March 31, 2001.

   The Company may elect that all or a portion of the credit facility bear interest at a rate equal to: (i) the prime rate or (ii) the rate at which Eurodollar deposits for one, two, three or six months are offered in the interbank Eurodollar market plus a margin which fluctuates from 1.00% to 1.50%, determined by a debt to EBITDA ratio. The average interest rate under the facility approximated 7.0% during the first quarter of 2001 and was 6.3% at March 31, 2001.

   The Credit Agreement contains certain financial covenants, including but not limited to a maximum total debt to EBITDA ratio and a minimum current ratio. The Credit Agreement also contains certain negative covenants, including but not limited to restrictions on indebtedness; certain liens; guaranties, speculative derivatives and other similar obligations; asset dispositions; dividends, loans and advances; creation of subsidiaries; investments; leases; acquisitions; mergers; changes in fiscal year; transactions with affiliates; changes in business conducted; sale and leaseback and operating lease transactions; sale of receivables; prepayment of other indebtedness; amendments to principal documents; negative pledge causes; issuance of securities; and non-speculative commodity hedging. Borrowings under the Credit Agreement mature in July 2003, but may be prepaid at anytime. The Company has periodically negotiated extensions of the Credit Agreement; however, there is no assurance the Company will be able to do so in the future. The Company had a restricted payment basket, as defined in the Credit Agreement, of $9.8 million as of March 31, 2001, which may be used to repurchase equity securities, pay dividends or make other restricted payments.

   In October 1998, the Company entered into an interest rate swap contract for a two-year period. The contract was for $30.0 million principal with a fixed interest rate of 4.57% payable by the Company and the variable interest rate, the three-month LIBOR, payable by the third party. The difference between the fixed rate of 4.57% and the three-month LIBOR rate, which was reset every 90 days, was received or paid by the Company in arrears every 90 days. The Company received $123,000 in the first quarter of 2000 pursuant to this contract, which lapsed in October 2000.

   In conjunction with his appointment in 1998, the Company's President purchased 100,000 shares of common stock at $6.875 per share. The Company loaned him $584,000, or 85% of the purchase price, represented by an 8.50% recourse promissory note. The note matured in March 2001. As approved by the Board of Directors, the President sold 50,000 common shares to the Company for $23.50 per share in March 2001, utilizing a portion of the proceeds to repay his note.

   Between 1996 and 2000, the Company entered into certain arrangements to monetize its Section 29 tax credits. These arrangements resulted in revenue increases of approximately $0.40 per Mcf on production volumes from qualified
Section 29 properties. As a result, additional gas revenues of $898,000 and $602,000 were recognized during the three months ended March 31, 2000 and 2001, respectively. As the Company's profitability now allows it to utilize these credits, they were reacquired in March 2001.

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

   The Company believes that borrowings available under its Credit Agreement, projected operating cash flows and the cash on hand will be sufficient to cover its working capital, capital expenditures, planned development activities and debt service requirements for the next 12 months. In connection with consummating any significant acquisition, additional debt or equity financing will be required, which may or may not be available on acceptable terms.


Certain Factors That May Affect Future Results

   Statements that are not historical facts contained in this report are forward-looking statements that involve risks and uncertainties that could cause actual results to differ from projected results. Such statements address activities, events or developments that the Company expects, believes, projects, intends or anticipates will or may occur, including such matters as future capital, development and exploration expenditures (including the amount and nature thereof), drilling, deepening or refracing of wells, reserve estimates (including estimates of future net revenues associated with such reserves and the present value of such future net revenues), future production of oil and natural gas, business strategies, expansion and growth of the Company's operations, cash flow and anticipated liquidity, prospect development and property acquisition, obtaining financial or industry partners for prospect or program development, or marketing of oil and natural gas. Factors that could cause actual results to differ materially ("Cautionary Disclosures") are described, among other places, in the Marketing, Competition, and Regulation sections in the 2000 Form 10-K and under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations." Without limiting the Cautionary Disclosures so described, Cautionary Disclosures include, among others: general economic conditions, the market price of oil and natural gas, the risks associated with exploration, the Company's ability to find, acquire, market, develop and produce new properties, operating hazards attendant to the oil and natural gas business, uncertainties in the estimation of proved reserves and in the projection of future rates of production and timing of development expenditures, the strength and financial resources of the Company's competitors, the Company's ability to find and retain skilled personnel, climatic conditions, labor relations, availability and cost of material and equipment, environmental risks, the results of financing efforts, and regulatory developments. All written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Disclosures. The Company disclaims any obligation to update or revise any forward-looking statement to reflect events or circumstances occurring hereafter or to reflect the occurrence of anticipated or unanticipated events.

Market Risk Disclosures

Commodity Price Risk

   The Company's major market risk exposure is in the pricing applicable to its oil and natural gas production. Realized pricing is primarily driven by the prevailing domestic price for oil and spot prices applicable to the Rocky Mountain and Mid-Continent regions for its natural gas production.
Historically, prices received for oil and gas production have been volatile and unpredictable. Pricing volatility is expected to continue. Natural gas price realizations during 2000 and the first quarter of 2001, exclusive of any hedges, ranged from a monthly low of $2.41 per Mcf to a monthly high of $7.65 per Mcf. Oil prices, exclusive of any hedges, ranged from a monthly low of $24.36 per barrel to a monthly high of $33.85 per barrel during 2000 and the first quarter of 2001. Oil and natural gas prices increased significantly during 2000. A significant decline in prices of oil or natural gas could have a material adverse effect on the Company's financial condition and results of operations.

   From time to time, the Company enters into commodity derivative contracts and fixed-price physical contracts to manage its exposure to oil and natural gas price volatility. Commodity derivative contracts, which are generally placed with major financial institutions or with counter parties of high credit quality that the Company believes are minimal credit risks, may take the form of futures contracts, swaps or options. The oil and gas reference prices of these commodity derivative contracts are based upon oil and natural gas futures which have a high degree of historical correlation with actual prices received by the Company. Currently, the Company's oil and gas swap contracts are designated as cash flow hedges.

   The Company entered into various swap contracts for oil based on NYMEX prices for the first quarters of 2000 and 2001, recognizing losses of $2.4 million and $276,000, respectively, related to these swap contracts. The Company entered into various swap contracts for natural gas based on the Colorado Interstate Gas ("CIG") index during the first quarter of 2000 and 2001, recognizing a gain of $231,000 and a loss of $14.7 million, respectively, related to these swap contracts.

   At March 31, 2001, the Company had entered into swap contracts for oil based on NYMEX prices covering approximately 4,600 barrels of oil per day for the remainder of 2001 at fixed prices ranging from $23.05 to $30.75 per barrel and 750 barrels of oil per day for January 2002 through April 2002 at fixed prices ranging from $26.10 to $26.92 per barrel. Certain 2001 swap contracts for oil contain "knock-out" provisions. If the average oil price falls below the "knock-out" price for the contract month, the swaps will be considered "knocked-out" and no payment will be made to the Company for the applicable month. These swaps are summarized in the table below. The overall weighted average hedged price for the swap contracts is $26.87 per barrel for the remainder of 2001 and $26.51 per barrel for the first four months of 2002. The unrecognized gains on these contracts totaled $1.0 million based on estimated market values at March 31, 2001.

   At March 31, 2001, the Company had entered into swap contracts for natural gas based on CIG index prices covering approximately 51,000 MMBtu's per day for the remainder of 2001 at fixed prices ranging from $2.87 to $5.64 per MMBtu. The Company also entered into natural gas swap contracts for 2002, 2003, 2004 and 2005 as of March 31, 2001, which are summarized in the table below. The unrecognized losses on these contracts totaled $477,000 based on estimated market values at March 31, 2001.

  As of March 31, 2001, the Company was a party to the following fixed price swap and physical arrangements summarized below:

                                                   Oil (NYMEX)
                       ---------------------------------------------------------------------------------
                            Swaps            Swaps with "Knock-out"          Combined
                       ---------------  --------------------------------  --------------
                       Daily             Daily                "Knock-out"  Daily            Unrealized
                       Volume            Volume                  Price     Volume          Gain / (Loss)
Time Period             Bbl     $/Bbl     Bbl       $/Bbl        $/Bbl      Bbl    $/Bbl   ($/thousand)
-----------             ---     -----     ---       -----        -----      ---    -----   -------------
04/01/01 - 06/30/01..   3,750    28.77    1,250       23.29       17.00     5,000   27.40       418
07/01/01 - 09/30/01..   3,750    27.57      750       23.13       17.00     4,500   26.83       228
10/01/01 - 12/31/01..   3,650    26.98      750       23.13       17.00     4,400   26.32       238

01/01/02 - 04/30/02..     750    26.51       -           -           -        750   26.51       129

                                                  Natural Gas
                              ------------------------------------------------------------------
                                 CIG Swaps        Physical           Combined
                              ---------------  ---------------    ---------------
                              Daily            Daily              Daily             Unrealized
                              Volume           Volume             Volume           Gain / (Loss)
Time Period                   MMBtu   $/MMBtu  MMBtu   $/MMBtu    MMBtu   $/MMBtu  ($/thousands)
-----------                   ------  -------  ------  -------    ------  -------  -------------
04/01/01 - 06/30/01........   55,000   3.38         -        -    55,000   3.38       (4,000)
07/01/01 - 09/30/01........   50,000   3.63         -        -    50,000   3.63       (2,298)
10/01/01 - 12/31/01........   47,500   3.98         -        -    47,500   3.98       (3,099)

2002.......................   24,500   4.48         -        -    24,500   4.48        1,981
2003.......................   20,000   4.05         -        -    20,000   4.05        1,534
2004.......................   20,000   4.12         -        -    20,000   4.12        2,585
2005.......................   20,000   4.18         -        -    20,000   4.18        2,821


Interest Rate Risk

     At March 31, 2001, the Company had $138.0 million outstanding under its credit facility with an average interest rate of 6.3%. The Company may elect that all or a portion of the credit facility bear interest at a rate equal to:
(i) the prime rate or (ii) the rate at which Eurodollar deposits for one, two, three or six months are offered in the interbank Eurodollar market plus a margin which fluctuates from 1.00% to 1.50%, determined by a debt to EBITDA ratio. The average interest rate under the facility approximated 7.0% during the first quarter of 2001. Assuming no change in the amount outstanding during 2001, the annual impact on interest expense of a ten percent change in the average interest rate would be approximately $620,000 million, net of tax. As the interest rate is variable and is reflective of current market conditions, the carrying value approximates the fair value.

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

     The following table indicates the average oil and natural gas prices received over the last five years and highlights the price fluctuations by quarter for 2000 and the first quarter of 2001. Average price computations exclude hedging gains and losses and other nonrecurring items to provide comparability. Average prices per Mcfe indicate the composite impact of changes in oil and natural gas prices. Oil production is converted to natural gas equivalents at the rate of one barrel per six Mcf.

                                             Average Prices
                                    --------------------------------
                                                Natural   Equivalent
                                       Oil        Gas        Mcf
                                       ---        ---        ---
              Annual                (Per Bbl)  (Per Mcf)  (Per Mcfe)
              ------

              1996...............    $20.47      $1.99      $2.41
              1997...............     19.54       2.25       2.55
              1998...............     13.13       1.87       1.96
              1999...............     17.71       2.21       2.40
              2000...............     29.16       3.69       3.96

              Quarterly
              ---------

              2000
              ----
              First..............    $27.30      $2.70      $3.13
              Second.............     27.75       3.23       3.55
              Third..............     30.85       3.63       3.96
              Fourth.............     30.53       5.03       5.05

              2001
              ----
              First..............    $27.86      $6.16      $5.72

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

     Information with respect to this item is incorporated by reference from Notes to Consolidated Financial Statements in Part 1 of this report.

Item 4.  Submission of Matters to a Vote of Security Holders

     None.

Item 6.  Exhibits and Reports on Form 8-K

 (a) Exhibits -

     None

 (b) No reports on Form 8-K were filled by Registrant during the quarter ended March 31, 2001.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  PATINA OIL & GAS CORPORATION


                              BY  /s/ David J. Kornder
                                  --------------------

                                  David J. Kornder, Executive Vice President and Chief Financial Officer



May 3, 2001