Form 10-Q
period 2001-06-30
PATINA OIL & GAS CORP
filed 2001-08-03
CIK 1006264

================================================================================


                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                             ____________________


                                   FORM 10-Q
(Mark one)


[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended June 30, 2001

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

         Title of class                 Name of exchange on which listed
   ____________________________    ____________________________________________
   Common Stock, $.01 par value               New York Stock Exchange


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


  There were 21,365,206 shares of common stock outstanding on July 31, 2001.


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

                         PATINA OIL & GAS CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                       (In thousands except share data)

                                                         December 31,    June 30,
                                                            2000           2001
                                                          ---------      ---------
                                                                        (Unaudited)
                          ASSETS
Current assets
 Cash and equivalents                                       $   2,653    $   1,670
 Accounts receivable                                           31,830       22,761
 Inventory and other                                            4,885        3,916
 Unrealized hedging gains                                           -       25,569
                                                            ---------    ---------
                                                               39,368       53,916
                                                            ---------    ---------


Oil and gas properties, successful efforts method             709,248      733,397
 Accumulated depletion, depreciation and amortization        (353,344)    (376,598)
                                                            ---------    ---------
                                                              355,904      356,799
                                                            ---------    ---------

Gas facilities and other                                        4,580        5,244
 Accumulated depreciation                                      (3,098)      (3,541)
                                                            ---------    ---------
                                                                1,482        1,703
                                                            ---------    ---------

Other assets                                                   24,500          341
Unrealized hedging gains                                            -       26,811
                                                            ---------    ---------
                                                             $421,254    $ 439,570
                                                           ==========    =========


             LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
 Accounts payable                                           $  23,073    $  31,167
 Accrued liabilities                                            7,794       18,392
 Unrealized hedging losses                                          -          601
                                                            ---------    ---------
                                                               30,867       50,160
                                                            ---------    ---------

Senior debt                                                   177,000       93,000
Deferred income taxes                                          15,776       28,171
Other noncurrent liabilities                                   21,165       13,668

Commitments and contingencies

Stockholders' equity
 Preferred Stock, $.01 par, 5,000,000 shares
  authorized, none issued                                           -            -
 Common Stock, $.01 par, 100,000,000 shares
  authorized, 20,043,859 and 21,707,577 shares
  issued and outstanding                                          200          217
 Capital in excess of par value                               151,392      157,571
 Retained earnings                                             24,854       63,645
 Other comprehensive income                                         -       33,138
                                                            ---------    ---------
                                                              176,446      254,571
                                                            ---------    ---------
                                                            $ 421,254    $ 439,570
                                                            =========    =========

The accompanying notes are an integral part of these statements.

                         PATINA OIL & GAS CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands except per share data)


                                              Three Months         Six Months
                                             Ended June 30,      Ended June 30,
                                             ---------------     --------------
                                             2000       2001     2000      2001
                                             ----       ----     ----      ----

                                                        (Unaudited)
Revenues
  Oil and gas sales                           $31,569  $53,194  $62,843  $116,759
  Other                                           288    1,509      590     2,396
                                              -------  -------  -------  --------
                                               31,857   54,703   63,433   119,155
                                              -------  -------  -------  --------

Expenses
  Direct operating                              4,909    9,910   10,492    21,813
  Exploration                                       6      117       25       220
  General and administrative                    1,755    2,840    3,394     5,405
  Interest and other                            2,393    1,734    4,954     4,783
  Depletion, depreciation and amortization      9,528   11,840   19,809    23,741
                                              -------  -------  -------  --------
                                               18,591   26,441   38,674    55,962
                                              -------  -------  -------  --------

Pre-tax income                                 13,266   28,262   24,759    63,193
                                              -------  -------  -------  --------

Provision for income taxes
  Current                                           -    5,087        -    11,375
  Deferred                                      2,653    5,087    4,952    11,375
                                              -------  -------  -------  --------
                                                2,653   10,174    4,952    22,750
                                              -------  -------  -------  --------

Net income                                    $10,613  $18,088  $19,807  $ 40,443
                                              =======  =======  =======  ========


Net income per share
  Basic                                       $  0.59  $  0.86  $  1.06  $   1.99
                                              =======  =======  =======  ========
  Diluted                                     $  0.46  $  0.79  $  0.87  $   1.79
                                              =======  =======  =======  ========

Weighted average shares outstanding
  Basic                                        16,422   21,129   16,343    20,371
                                              =======  =======  =======  ========
  Diluted                                      22,910   22,914   22,165    22,653
                                              =======  =======  =======  ========


       The accompanying notes are an integral part of these statements.

                          PATINA OIL & GAS CORPORATION

                     CONSOLIDATED STATEMENTS OF CHANGES IN
                              STOCKHOLDERS' EQUITY
                                 (In thousands)

                                                                                                          Other
                             Preferred Stock     Common Stock    Capital in                Retained   Comprehensive      Total
                             ----------------  ----------------  Excess of    Deferred     Earnings       Income      Stockholders'
                             Shares   Amount   Shares   Amount   Par Value  Compensation   (Deficit)      (Loss)          Equity
                             -------  -------  -------  -------  ---------  -------------  ---------  --------------  --------------

Balance, December 31, 1999    2,383     $ 24   16,131     $161   $188,545          $(279)  $(22,561)       $      -        $165,890

Repurchase of common and
 preferred                     (514)      (5)  (1,638)     (16)   (41,575)             -       (549)              -         (42,145)

Conversion of preferred
 into common                 (1,869)     (19)   4,934       49        (31)             -          -               -              (1)

Issuance of common                -        -      617        6      4,453              -          -               -           4,459

Preferred and common
 dividends                        -        -        -        -          -              -     (4,477)              -          (4,477)

Net income                        -        -        -        -          -            279     52,441               -          52,720
                             ------   ------   ------     ----   --------   ------------   --------   -------------        --------

Balance, December 31, 2000        -        -   20,044      200    151,392              -     24,854               -         176,446

Repurchase of common and
 warrants                         -        -   (1,792)     (18)   (38,135)             -          -               -         (38,153)

Issuance of common                -        -      578        6      8,368              -          -               -           8,374

Conversion of warrants            -        -    2,878       29     35,946              -          -               -          35,975

Common dividends                  -        -        -        -          -              -     (1,652)              -          (1,652)

Comprehensive income:
Net income                        -        -        -        -          -              -     40,443               -          40,443
Cumulative effect of
 accounting
 change, net of tax               -        -        -        -          -              -          -         (25,077)        (25,077)
Reclassifications
 adjustments                      -        -        -        -          -              -          -          10,224          10,224
Change in unrealized
 hedging gains                    -        -        -        -          -              -          -          47,991          47,991
                             ------   ------   ------     ----   --------   ------------   --------   -------------        --------
Total comprehensive income        -        -        -        -          -              -     40,443          33,138          73,581
                             ------   ------   ------     ----   --------   ------------   --------   -------------        --------

Balance, June 30, 2001
 (unaudited)                      -     $  -   21,708     $217   $157,571          $   -   $ 63,645        $ 33,138        $254,571
                             ======   ======   ======     ====   ========   ============   ========   =============        ========



       The accompanying notes are an integral part of these statements.

                          PATINA OIL & GAS CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)


                                                       Six Months Ended June 30,
                                                       -------------------------
                                                            2000       2001
                                                          --------   --------
                                                              (Unaudited)

Operating activities
 Net income                                               $ 19,807   $ 40,443
 Adjustments to reconcile net income to net
  cash provided by operations
   Exploration expense                                          25        220
   Depletion, depreciation and amortization                 19,809     23,741
   Deferred income taxes                                     4,952     11,375
   Deferred compensation expense                               140          -
   Amortization of deferred credits                           (703)        15
   Amortization of loan fees                                   152         14
   Changes in current and other assets and liabilities
    Decrease in
     Accounts receivable                                       415      9,069
     Inventory and other                                       250        807
    Increase (decrease) in
     Accounts payable                                          311     10,533
     Accrued liabilities                                        11      1,111
     Other assets and liabilities                           (2,274)    (2,628)
                                                          --------   --------
   Net cash provided by operating activities                42,895     94,700
                                                          --------   --------

Investing activities
 Acquisition, development and exploration                  (17,376)   (40,058)
 Disposition of oil and gas properties                           -     15,285
 Other                                                        (186)      (149)
                                                          --------   --------
   Net cash used by investing activities                   (17,562)   (24,922)
                                                          --------   --------

Financing activities
 Decrease in indebtedness                                  (11,000)   (84,000)
 Debt issuance fees                                              -       (168)
 Repayment from affiliate                                        -     24,500
 Deferred credits                                            1,446    (13,209)
 Issuance of common stock                                    3,262     41,921
 Repurchase of common stock                                 (3,033)   (38,153)
 Repurchase of preferred stock                             (12,846)         -
 Preferred stock redemption premium                           (549)         -
 Preferred and common dividends                             (2,756)    (1,652)
                                                          --------   --------
   Net cash used by financing activities                   (25,476)   (70,761)
                                                          --------   --------

Decrease in cash                                              (143)      (983)
Cash and equivalents, beginning of period                      626      2,653
                                                          --------   --------
Cash and equivalents, end of period                       $    483   $  1,670
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


 (2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Producing Activities

     The Company utilizes the successful efforts method of accounting for its oil and gas properties. Leasehold costs are capitalized when incurred. Unproved properties are assessed periodically within specific geographic areas and impairments in value are charged to expense. Exploratory expenses, including geological and geophysical expenses and delay rentals, are charged to expense as incurred. Exploratory drilling costs are capitalized, but charged to expense if the well is determined to be unsuccessful. Costs of productive wells, unsuccessful developmental wells and productive leases are capitalized and amortized on a unit-of-production basis over the life of the associated oil and gas reserves. Oil is converted to natural gas equivalents (Mcfe) at the rate of one barrel to six Mcf. Amortization of capitalized costs has generally been provided on a field-by-field basis. An accrual of approximately $1.0 million has been provided for estimated future abandonment costs on certain Elysium properties as of June 30, 2001. No accrual has been provided for the Wattenberg properties, as management believes the salvage value will approximate abandonment costs.

     The Company follows Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets," which requires the Company to assess the need for an impairment of capitalized costs of oil and gas properties on a field-by-field basis. While no impairments were recorded for the six months ended June 30, 2000 and 2001, changes in underlying assumptions or the amortization units could result in impairments in the future.

Gas facilities and other

     Depreciation of gas gathering and transportation facilities is provided using the straight-line method over an estimated useful life of five years. Equipment is depreciated using the straight-line method with estimated useful lives, generally ranging from three to five years.

Other Assets

     At December 31, 2000, Other Assets was comprised of $24.5 million advanced under a revolving credit facility to Elysium by Patina. In May 2001, Elysium entered into a new credit facility with a third party bank. Proceeds from this facility were used to retire and cancel Elysium's credit facility with Patina. See Note (9).

Section 29 Tax Credits

     Between 1996 and 2000, the Company entered into certain arrangements to monetize its Section 29 tax credits. These arrangements resulted in revenue increases of approximately $0.40 per Mcf on production volumes from qualified
Section 29 properties. As the Company's profitability now allows it to utilize these credits, they were reacquired in March 2001. The Company recorded additional gas revenues of $1.8 million and $602,000 related to the Section 29 credits during the six months ended June 30, 2000 and 2001, respectively.

Gas Imbalances

     The Company uses the sales method to account for gas imbalances. Under this method, revenue is recognized based on the cash received rather than the Company's proportionate share of gas produced. Gas imbalances at December 31, 2000 and June 30, 2001 were insignificant.

Comprehensive Income

     The Company follows SFAS No. 130, "Reporting Comprehensive Income," which establishes standards for reporting comprehensive income. In addition to net income, comprehensive income includes all changes in equity during a period, except those resulting from investments and distributions to the owners of the Company. The Company had no such changes for the six months ended June 30, 2001. The components of other comprehensive income and related tax effects for the six months ended June 30, 2001 are as follows (in thousands):


                                                                      Tax      Net of
                                                          Gross     Effect       Tax
                                                        ---------  ---------  ---------
Cumulative effect of accounting change                  $(39,183)  $ 14,106   $(25,077)
Change in derivative fair value of hedge                  74,988    (26,997)    47,991
Reclassifications adjustments - contract settlements      15,975     (5,751)    10,224
                                                        --------   --------   --------
                                                        $ 51,780   $(18,642)  $ 33,138
                                                        ========   ========   ========

Financial Instruments

     The book value and estimated fair value of cash and equivalents was $2.7 million and $1.7 million at December 31, 2000 and June 30, 2001, respectively. The book value and estimated fair value of the senior debt was $177.0 million and $93.0 million at December 31, 2000 and June 30, 2001, respectively. The book value of these assets and liabilities approximates fair value due to the short maturity or floating rate structure of these instruments.

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

     The Company entered into various swap contracts for oil based on NYMEX prices for the first six months of 2000 and 2001, recognizing losses of $4.7 million and $537,000, respectively, related to these swap contracts. The Company entered into various swap contracts for natural gas based on the Colorado Interstate Gas ("CIG") index during the first six months of 2000 and 2001, recognizing losses of $2.4 million and $15.4 million, respectively, related to these swap contracts.

     At June 30, 2001, the Company had entered into swap contracts for oil based on NYMEX prices covering approximately 5,125 barrels of oil per day for the remainder of 2001 at fixed prices ranging from $23.05 to $29.87 per barrel and 2,825 barrels of oil per day for the first six months of 2002 at fixed prices ranging from $25.88 to $27.32 per barrel. These swaps are summarized in the table below. The overall weighted average hedged price for the swap contracts is $26.74 per barrel for the remainder of 2001 and $26.43 per barrel for the first six months of 2002. The unrecognized gains on these contracts totaled $1.2 million based on estimated market values at June 30, 2001.

     At June 30, 2001, the Company had entered into swap contracts for natural gas based on CIG index prices covering approximately 49,600 MMBtu's per day for the remainder of 2001 at fixed prices ranging from $3.11 to $5.64 per MMBtu. The Company also entered into natural gas swap contracts for 2002, 2003, 2004 and 2005 as of June 30, 2001, which are summarized in the table below. The unrecognized gains on these contracts totaled $50.6 million based on estimated market values at June 30, 2001.

     As of June 30, 2001, the Company was a party to the following fixed price swap and physical arrangements summarized below:

                                Oil (NYMEX Swaps)
                       ------------------------------------
                       Daily                   Unrealized
                       Volume                 Gain / (Loss)
Time Period             Bbl        $/Bbl      ($/thousand)
-----------            ------  -------------  -------------
07/01/01 - 09/30/01..   5,000      26.98         $  389
10/01/01 - 12/31/01..   5,250      26.52            258

01/01/02 - 03/31/02..   3,500      26.62            339
04/01/02 - 06/30/02..   2,165      26.13            210


                             Natural Gas (CIG Swaps)
                       -------------------------------------
                       Daily                    Unrealized
                       Volume                  Gain / (Loss)
Time Period            MMBtu     $/MMBtu      ($/thousands)
-----------            ------  ------------   ------------
07/01/01 - 09/30/01..  50,000       3.63         $8,776
10/01/01 - 12/31/01..  49,200       4.02          5,064

01/01/02 - 03/31/02..  40,000       5.07          6,315
04/01/02 - 06/30/02..  26,650       3.98          3,619
07/01/02 - 09/30/02..  20,000       4.04          2,938
10/01/02 - 12/31/02..  11,630       4.40          1,294

2003.................  20,000       4.05          7,670
2004.................  20,000       4.12          7,559
2005.................  20,000       4.18          7,350

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

     During the first six months of 2001, net hedging losses of $16.0 million ($10.2 million after tax) were transferred from other comprehensive income and the change in the fair value of outstanding derivative net liabilities decreased by $75.0 million ($48.0 million after tax). As of June 30, 2001, the Company had net unrealized hedging gains of $51.8 million ($33.1 million after tax), including derivative assets of $52.4 million and derivative liabilities of $600,000. The Company expects to reclassify as an increase to earnings during the next twelve months $25.6 million ($16.4 million after tax) of net unrealized hedging gains to other comprehensive income based on estimated market values at June 30, 2001.

     In October 1998, the Company entered into an interest rate swap contract for a two-year period. The contract was for $30.0 million principal with a fixed interest rate of 4.57% payable by the Company and the variable interest rate, the three-month LIBOR, payable by the third party. The difference between the fixed rate of 4.57% and the three-month LIBOR rate, which was reset every 90 days, was received or paid by the Company in arrears every 90 days. The Company received $234,000 in the first six months of 2000 pursuant to this contract, which lapsed in October 2000.

Stock Options and Awards

     The Company accounts for its stock-based compensation plans under principles prescribed by the Accounting Principles Board's Opinion No. 25 ("APB No. 25"), "Accounting for Stock Issued to Employees." Accordingly, stock options awarded under the Employee Plan and the non-employee Directors Plan are considered to be "noncompensatory" and do not result in recognition of compensation expense. However, the restricted stock awarded under the Restricted Stock Plan is considered to be "compensatory" and the Company recognized $140,000 of non-cash general and administrative expenses for the six months ended June 30, 2000. No costs were incurred in 2001 as these costs were fully amortized in 2000. See Note (6).

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

 (3) OIL AND GAS PROPERTIES

     The cost of oil and gas properties at December 31, 2000 and June 30, 2001 included approximately $1.1 million and $8.2 million in net unevaluated costs for certain properties. Acreage that is generally held for exploration or resale and its value is excluded from amortization. The following table sets forth costs incurred related to oil and gas properties:

                                           Six
                          Year Ended   Months Ended
                         December 31,    June 30,
                            2000           2001
                         -----------   ------------
                               (In thousands)

Acquisition............       $49,015      $  5,601
Development............        39,996        34,237
Exploration and other..           293           220
                              -------      --------
                              $89,304      $ 40,058
                              =======      ========

Disposition............       $     -      $(15,285)
                              =======      ========

     Elysium sold certain properties in the Lake Washington Field in Louisiana for $30.5 million in March 2001 ($15.25 million net to the Company).

 (4) INDEBTEDNESS

     The following indebtedness was outstanding on the respective dates:


                                             December 31,    June 30,
                                                2000           2001
                                             ------------  ------------
                                                  (In thousands)
          Bank facility - Patina               $177,000      $ 87,000
          Bank facility - Elysium, net                -         6,000
          Less current portion                        -             -
                                               --------      --------
          Senior debt, net                     $177,000      $ 93,000
                                               ========      ========

     In July 1999, the Company entered into a Second Amended and Restated Bank Credit Agreement (the "Credit Agreement"). The Credit Agreement is a revolving credit facility in an aggregate amount up to $200.0 million. The amount available under the facility is adjusted semi-annually, each May 1 and November 1, and equaled $200.0 million at June 30, 2001.

     The Company may elect that all or a portion of the credit facility bear interest at a rate equal to: (i) the prime rate or (ii) the rate at which Eurodollar deposits for one, two, three or six months are offered in the interbank Eurodollar market plus a margin which fluctuates from 1.00% to 1.50%, determined by a debt to EBITDA ratio. The average interest rate under the facility approximated 6.6% during the first six months of 2001 and was 5.5% at June 30, 2001.

     The Credit Agreement contains certain financial covenants, including but not limited to a maximum total debt to EBITDA ratio and a minimum current ratio. The Credit Agreement also contains certain negative covenants, including but not limited to restrictions on indebtedness; certain liens; guaranties, speculative derivatives and other similar obligations; asset dispositions; dividends, loans and advances; creation of subsidiaries; investments; leases; acquisitions; mergers; changes in fiscal year; transactions with affiliates; changes in business conducted; sale and leaseback and operating lease transactions; sale of receivables; prepayment of other indebtedness; amendments to principal documents; negative pledge causes; issuance of securities; and non-speculative commodity hedging. Borrowings under the Credit Agreement mature in July 2003, but may be prepaid at anytime. The Company has periodically negotiated extensions of the Credit Agreement; however, there is no assurance the Company will be able to do so in the future. The Company had a restricted payment basket, as defined in the Credit Agreement, of $33.0 million as of June 30, 2001, which may be used to repurchase equity securities, pay dividends or make other restricted payments.

     In May 2001, Elysium entered into a Bank Credit Agreement (the "Elysium Credit Agreement"). The Elysium Credit Agreement is a revolving credit facility in an aggregate amount up to $60.0 million. The amount available under the facility is adjusted semi-annually, each May 1 and November 1, and equaled $30.0 million at June 30, 2001. Elysium had borrowed $12.0 million under the Elysium Credit Agreement as of June 30, 2001 ($6.0 million net to Patina).

     The Elysium facility is non-recourse to Patina and contains certain financial covenants, including but not limited to a maximum total debt to EBITDA ratio, a minimum current ratio and a minimum tangible net worth. Borrowings under the Elysium Credit Agreement mature in May 2004, but may be prepaid at anytime. Elysium may elect that all or a portion of the credit facility bear interest at a rate equal to: (i) the prime rate or (ii) the rate at which Eurodollar deposits for one, two, three or six months are offered in the interbank Eurodollar market plus a margin which fluctuates from 1.50% to 2.00%, determined by a debt to EBITDA ratio. The average interest rate under the facility approximated 7.6% during the first six months of 2001 and was 5.6% at June 30, 2001.

     Scheduled maturities of indebtedness for the next five years are zero for 2001 and 2002, and $87.0 million in 2003 and $6.0 million in 2004. Management intends to extend the maturity of its credit facility on a regular basis; however, there can be no assurance it will be able to do so. Cash payments for interest totaled $4.9 million and $4.7 million for the first six months of 2000 and 2001, respectively.

 (5) STOCKHOLDERS' EQUITY

     A total of 100,000,000 common shares, $0.01 par value, are authorized of which 21,707,577 were issued and outstanding at June 30, 2001. The common stock is listed on the New York Stock Exchange. A quarterly cash dividend of $0.01 per common share was initiated in December 1997. The dividend was increased to $0.02 per common share in the fourth quarter of 1999 and to $0.04 per common share in the fourth quarter of 2000. The Company has a stockholders rights plan designed to insure that stockholders receive full value for their shares in the event of certain takeover attempts. The following is a schedule of the changes in outstanding shares of the Company's common stock:


                                                           Twelve             Six
                                                        Months Ended      Months Ended
                                                     December 31, 2000   June 30, 2001
                                                     ------------------  --------------
      Beginning shares.............................         16,131,300      20,043,900
      Exercise of stock options....................            249,300         366,800
      Shares issued under Stock Purchase Plan......             52,400          97,800
      Shares issued in lieu of salaries & bonuses..            128,300          67,900
      Shares issued for directors fees.............              2,800             700
      Conversion of 7.125% preferred...............            148,000               -
      Conversion of 8.50% preferred................          4,785,600               -
      Exercise of $12.50 warrants..................              2,400       2,878,000
      Shares issued to deferred compensation plan..             13,700          11,000
      Vesting of stock grant.......................            138,600          33,300
      401(K) profit sharing contribution...........             29,600               -
      Shares repurchased and retired...............         (1,638,100)     (1,791,800)
                                                            ----------      ----------
      Ending shares................................         20,043,900      21,707,600
                                                            ==========      ==========

     In the first six months of 2001, the Company repurchased 1,791,800 shares of its common stock for $38.0 million, including 1,517,000 common shares repurchased from a major financial institution at $20.50 a share for $31.1 million.

   During the first six months of 2001, 2,878,000 $12.50 warrants were converted into common stock with the Company receiving cash proceeds of $36.0 million. There are no remaining common stock warrants outstanding as they expired on May 2, 2001.

     A total of 5,000,000 preferred shares, $0.01 par value, are authorized of which none were issued at June 30, 2001.

     In January 2000, the Company redeemed all remaining 7.125% preferred stock. Of the 564,800 preferred shares called, 51,000 were converted into 148,000 shares of common stock and the remaining 513,800 were redeemed for $13.4 million in cash. The Company paid $600,000 in preferred dividends during in the first six months of 2000, including $549,000 of redemption premiums paid to shareholders that elected to redeem their preferred stock for cash in the first quarter of 2000.

     In August 2000, the Company called for redemption the 8.50% preferred stock. The shares were converted into 4.8 million shares of common stock, including more than 500,000 shares of common stock issued upon conversion in June 2000. The Company paid $1.9 million in preferred dividends in the first six months of 2000.

     The Company follows SFAS 128, "Earnings per Share," which specifies computation, presentation and disclosure requirements for earnings per share for entities with publicly held common stock or potential common stock.


                                             Three Months Ended June 30,
                                   ---------------------------------------------------
                                             2000                       2001
                                   -------------------------   -----------------------
                                    Net      Common     Per      Net    Common    Per
                                   Income    Shares    Share   Income   Shares   Share
                                   ------    ------    -----   ------   ------   -----
Basic net income                   $10,613   16,422           $18,088   21,129
8.50% preferred dividends             (966)       -                  -        -
                                   -------   ------           -------  -------
Basic net income attributable
 to common stock                     9,647   16,422  $  0.59   18,088  21,129    $0.86
                                                     =======                     =====

Effect of dilutive securities:
8.50% preferred stock                  966    4,573                 -        -
Stock options                            -    1,124                 -    1,302
Stock grant                              -      139                 -        -
$12.50 warrants                          -      652                 -      483
                                   -------   ------           -------  -------
Diluted net income attributable
 to common stock                   $10,613   22,910  $  0.46  $18,088  22,914    $0.79
                                   =======   ======  =======  =======  ======    =====


                                               Six Months Ended June 30,
                                   --------------------------------------------------
                                             2000                      2001
                                   ------------------------   -----------------------
                                    Net      Common    Per     Net     Common    Per
                                   Income    Shares   Share   Income   Shares   Share
                                   ------    ------   -----   ------   ------   -----
Basic net income                   $19,807   16,343           $40,443   20,371
7.125% preferred dividends            (600)       -                 -        -
8.50% preferred dividends           (1,932)       -                 -        -
                                   -------   ------           -------  -------
Basic net income attributable
 to common stock                    17,275   16,343  $  1.06   40,443   20,371  $1.99
                                                     =======                    =====

Effect of dilutive securities:
8.50% preferred stock                1,932    4,679                 -        -
Stock options                            -      901                 -    1,223
Stock grant                              -      153                 -       14
$12.50 warrants                          -       89                 -    1,045
                                   -------   ------           -------  -------
Diluted net income attributable
 to common stock                   $19,207   22,165  $  0.87  $40,443  22,653   $1.79
                                   =======   ======  =======  =======  ======   =====

 (6) EMPLOYEE BENEFIT PLANS

401(k) Plan

     The Company maintains a 401(k) profit sharing and savings plan (the "401(k) Plan"). Eligible employees may make voluntary contributions to the 401(k) Plan. The Company may, at its discretion, make additional matching or profit sharing contributions to the 401(k) Plan. The Company made profit sharing contributions of $483,000 and $589,000 for 1999 and 2000, respectively. The profit sharing contributions were made in common stock. A total of 61,300 and 29,600 common shares were contributed in 1999 and 2000, respectively.

Stock Purchase Plan

     The Company maintains a shareholder approved stock purchase plan ("Stock Purchase Plan"). Pursuant to the Stock Purchase Plan, officers, directors and certain managers are eligible to purchase shares of common stock at prices ranging from 50% to 85% of the closing price of the stock on the trading day prior to the date of purchase ("Closing Price"). In addition, employee participants may be granted the right to purchase shares with all or a part of their salary and bonus. A total of 500,000 shares of common stock are reserved for possible purchase under the Stock Purchase Plan. In May 1999, an amendment to the Stock Purchase Plan was approved by the stockholders allowing for the annual renewal of the 500,000 shares of common stock reserved for possible purchase under the Plan. In 2000, the Board of Directors approved 116,300 common shares (exclusive of shares available for purchase with participants' salaries and bonuses) for possible purchase by participants at 75% of the Closing Price during the current Plan Year. As of June 30, 2000, participants had purchased 85,800 shares of common stock with participant's 1999 bonuses, at $9.19 per share ($6.89 net price per share) and 52,400 shares of common stock at prices ranging from $16.50 to $17.31 per share ($12.38 to $12.98 net price per share), resulting in cash proceeds to the Company of $665,000. The Company recorded non-cash general and administrative expenses of $89,000 associated with these purchases in 2000. In 2001, the Board of Directors approved 121,300 common shares (exclusive of shares available for purchase with participants' salaries and bonuses) for possible purchase by participants at 75% of the Closing Price during the current Plan Year. As of June 30, 2001, participants had purchased 97,800 shares of common stock, at prices ranging from $23.00 to $33.40 per share ($17.25 to $25.05 net price per share), resulting in cash proceeds to the Company of $2.0 million. The Company recorded non-cash general and administrative expenses of $261,000 associated with these purchases in 2001.

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


                                                         Weighted
                                           Range         Average
                                        of Exercise      Exercise
                             Options    Prices Per      Price Per
           Year              Granted   Common Share    Common Share
           ----              -------   ------------    ------------
           1999............  630,000  $  2.94 - $9.13     $ 3.54
           2000............  505,000  $ 9.19 - $21.94     $ 9.34
           2001............  594,000  $22.61 - $33.03     $22.64


     The Company also maintains a shareholder approved stock grant and option plan (the "Directors' Plan") for non-employee Directors. The Directors' Plan provides for each non-employee Director to receive common shares having a market value equal to $2,500 quarterly in payment of one-half their retainer. A total of 8,600 were issued in 1999, 2,800 were issued in 2000 and 700 were issued for the first six months of 2001. It also provides for 5,000 options to be granted to each non-employee Director upon initial appointment and annually, thereafter. The options vest over a three-year period (30%, 60%, 100%) and expire five years from the date of grant. A summary by year of stock options granted under the Directors' Plan is summarized below:



                                                        Weighted
                                          Range         Average
                                       of Exercise      Exercise
                             Options    Prices Per      Price Per
           Year              Granted   Common Share    Common Share
           ----              -------   -------------   ------------
           1999............   30,000   $2.94 - $5.13       $4.76
           2000............   25,000      $17.44          $17.44
           2001............   25,000  $24.59 - $32.85     $31.20

     In 1997, the shareholders approved a special stock grant and purchase plan for certain officers and managers ("Management Investors") in conjunction with the redistribution of SOCO's ownership in the Company. The plan provided for the grant of certain restricted common shares to the Management Investors. The granted shares vested at 25% per year on January 1, 1998, 1999, 2000 and 2001. The non-vested granted common shares were recorded as Deferred Compensation in the equity section. The Management Investors simultaneously purchased additional common shares from the Company at $9.875 per share. A portion of the purchase was financed by the Company, all of which was repaid in January 2001. See Note
(9). In conjunction with his appointment in March 1998, the Company's President was granted 100,000 restricted common shares that vested at 33% per year in March 1999, 2000 and 2001. The President simultaneously purchased 100,000 common shares from the Company for $6.875 per share. A portion of this purchase ($584,000) was financed by the Company. As approved by the Board of Directors, the President sold 50,000 common shares to the Company for $23.50 per share in March 2001, utilizing a portion of the proceeds to repay his note. See Note (9). The Company recognized $140,000 of non-cash general and administrative expenses for the six months ended June 30, 2000 with respect to these stock grants. No costs were incurred in 2001 as these costs were fully amortized in 2000.


(7) FEDERAL INCOME TAXES

     A reconciliation of the federal statutory rate to the Company's effective rate as they apply to the provision for the six months ended June 30, 2000 and 2001 follows:

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
                                                  ====    ====

     For tax purposes, the Company had regular net operating loss carryforwards of approximately $49.0 million and alternative minimum tax ("AMT") loss carryforwards of approximately $7.5 million at December 31, 2000. Utilization of $42.8 million of the regular net operating loss carryforwards will be limited to approximately $12.5 million per year as a result of the redistribution of SOCO's majority ownership in the Company in 1997. In addition, utilization of $25.9 million regular net operating loss carryforwards will be limited to $4.2 million per year as a result of the Gerrity acquisition in 1996. These carryforwards expire from 2008 through 2018. At December 31, 2000, the Company had AMT credit carryforwards of $1.4 million that are available indefinitely. There were no cash payments made by the Company for federal or state taxes during the first six months of 2000. The Company made cash payments of $8.2 million for federal taxes during the first six months of 2001.

 (8) MAJOR CUSTOMERS

     During the six months ended June 30, 2000 and 2001, Duke Energy Field Services, Inc. accounted for 32% and 27%, BP Amoco Production Company accounted for 23% and 12%, and E-Prime accounted for 7% and 12%, respectively. Management believes that the loss of any individual purchaser would not have a long-term material adverse impact on the financial position or results of operations of the Company.

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

     Patina provided Elysium a $60.0 million non-recourse revolving credit facility, on which $49.0 million was outstanding at December 31, 2000. The facility provides for a borrowing base, which is subject to adjustment semi-annually. During May 2001, the Elysium credit facility was repaid and cancelled. Elysium paid $1.0 million of interest to Patina under the revolving credit facility.

     Patina provides certain administrative services to Elysium under an operating agreement. During the first six months of 2001, the Company was paid $219,000 for these services.

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

                         PATINA OIL & GAS CORPORATION
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Three months ended June 30, 2001 compared to three months ended June 30, 2000.

     Revenues for the second quarter of 2001 totaled $54.7 million, a 72% increase from the prior year period. Net income for the second quarter of 2001 totaled $18.1 million, an increase of 70% compared to the second quarter of 2000. The increases were attributable to higher production quantities and higher oil and gas prices.

     Average daily oil and gas production for the second quarter totaled 7,189 barrels and 108.4 MMcf (151.6 MMcfe), an increase of 34% on an equivalent basis from the same period in 2000. During the quarter, 16 wells were drilled or deepened and 71 refracs and one recompletion were performed in Wattenberg, compared to eight new wells or deepenings, 43 refracs and four recompletions in the same period in 2000. Current development activity, the benefits of the acquisition of a 50% interest in Elysium Energy, L.L.C. in late 2000 and continued success with the production enhancement program have resulted in steadily increasing production. The level of development activity is heavily dependent on the prices being received for production.

     Average oil prices increased 21% from $21.92 per barrel in the second quarter of 2000 to $26.56 in 2001. Average natural gas prices increased 25% from $2.90 per Mcf for the second quarter of 2000 to $3.63 in 2001. The average oil price included hedging losses of $2.3 million or $5.83 per barrel and $262,000 or $0.40 per barrel for the second quarters of 2000 and 2001, respectively. The average natural gas prices included hedging losses of $2.7 million or $0.34 per Mcf and $733,000 or $0.07 per Mcf for the second quarters of 2000 and 2001, respectively. Direct operating expenses, consisting of lease operating and production taxes, totaled $9.9 million or $0.72 per Mcfe for the second quarter of 2001 compared to $4.9 million or $0.48 per Mcfe in the prior year period. The increase in direct operating expenses was attributable to a $1.7 million rise in production taxes due to higher average oil and gas prices and a $2.5 million increase in lease operating costs relating to the acquisition of a 50% interest in Elysium.

     General and administrative expenses, net of third party reimbursements, for the second quarter of 2001 totaled $2.8 million, a $1.1 million or 62% increase from the same period in 2000. The increase in expense was primarily due to the acquisition of a 50% interest in Elysium.

     Interest and other expenses totaled $1.7 million in the second quarter of 2001, a decrease of $659,000 or 28% from the prior year period. The Company's average interest rate for the second quarter of 2001 was 5.9% compared to 7.6% in the second quarter of 2000.

     Depletion, depreciation and amortization expense for the second quarter of 2001 totaled $11.8 million, an increase of $2.3 million from the same period in 2000. Depletion expense totaled $11.6 million or $0.84 per Mcfe for the second quarter of 2001 compared to $9.3 million or $0.90 per Mcfe in 2000. The lower depletion rate was in response to the completion of the mid-year and year-end 2000 reserve reports reflecting additional oil and gas reserves due primarily to the identification of additional refrac projects and drilling locations, upward revisions due to over-performance and the increase in oil and gas prices. Depreciation and amortization expense for the three months ended June 30, 2001 totaled $227,000 or $0.02 per Mcfe compared to $269,000 or $0.03 per Mcfe in 2000.

     Provision for income taxes for the second quarter of 2001 totaled $10.2 million, an increase of $7.5 million from the same period in 2000. The increase was due to the increase in earnings and an increase in tax rates. The Company recorded a 36% tax provision in the second quarter of 2001 compared to a 20% tax provision in 2000. The increase in the tax rate was due primarily to the utilization of the deferred tax asset in 2000.

Six months ended June 30, 2001 compared to six months ended June 30, 2000.

     Revenues for the six months ended June 30, 2001 totaled $119.2 million, an 88% increase from the prior year period. Net income for the six-month period totaled $40.4 million, an increase of 104% from the prior year period. The increases were attributable to higher production quantities and higher oil and gas prices.

     Average daily oil and gas production for the first six months totaled 7,304 barrels and 108.3 MMcf (152.1 MMcfe), an increase of 31% on an equivalent basis from the same period in 2000. During the period, 34 wells were drilled or deepened and 170 refracs and three recompletions were performed in Wattenberg, compared to 26 new wells or deepenings, 77 refracs and five recompletions in the same period in 2000. Current development activity, the benefits of the acquisition of a 50% interest in Elysium Energy, L.L.C. in late 2000 and continued success with the production enhancement program have resulted in steadily increasing production. The level of development activity is heavily dependent on the prices being received for production.

     Average oil prices increased 24% from $21.72 per barrel in the first six months of 2000 to $27.00 in 2001. Average natural gas prices increased 47% from $2.81 per Mcf for the first six months of 2000 to $4.13 in 2001. The average oil price included hedging losses of $4.7 million or $5.80 per barrel and $537,000 or $0.41 per barrel for the first six months of 2000 and 2001, respectively. The average natural gas prices included hedging losses of $2.4 million or $0.15 per Mcf and $15.4 million or $0.79 per Mcf for the first six months of 2000 and 2001, respectively. Direct operating expenses, consisting of lease operating and production taxes, totaled $21.8 million or $0.79 per Mcfe for the first six months of 2001 compared to $10.5 million or $0.50 per Mcfe in the prior year period. The increase in direct operating expenses was attributable to a $4.8 million rise in production taxes due to higher average oil and gas prices and a $5.0 million increase in lease operating costs relating to the acquisition of a 50% interest in Elysium.

     General and administrative expenses, net of third party reimbursements, for the first six months of 2001 totaled $5.4 million, a $2.0 million or 59% increase from the same period in 2000. The increase in expense was primarily due to the acquisition of a 50% interest in Elysium.

     Interest and other expenses totaled $4.8 million in the first six months of 2001, a decrease of $171,000 or 3% from the prior year period. The Company's average interest rate for the first six months of 2001 was 6.6% compared to 7.5% in the first six months of 2000.

     Depletion, depreciation and amortization expense for the first six months of 2001 totaled $23.7 million, an increase of $3.9 million from the same period in 2000. Depletion expense totaled $23.3 million or $0.84 per Mcfe for the first six months of 2001 compared to $19.3 million or $0.92 per Mcfe in 2000. The lower depletion rate was in response to the completion of the mid-year and year-end 2000 reserve reports reflecting additional oil and gas reserves due primarily to the identification of additional refrac projects and drilling locations, upward revisions due to over-performance and the increase in oil and gas prices. Depreciation and amortization expense for the six months ended June 30, 2001 totaled $487,000 or $0.02 per Mcfe compared to $511,000 or $0.02 per
Mcfe in 2000.

     Provision for income taxes for the first six months of 2001 totaled $22.8 million, an increase of $17.8 million from the same period in 2000. The increase was due to the increase in earnings and an increase in tax rates. The Company recorded a 36% tax provision for the first six months of 2001 compared to a 20% tax provision in 2000. The increase in the tax rate was due primarily to the utilization of the deferred tax asset in 2000.

Development, Acquisition and Exploration

     During the first six months of 2001, the Company incurred $40.1 million of capital expenditures. A total of $31.0 million of development costs was spent in the Wattenberg Field to drill or deepen 34 wells, perform 170 refracs and three recompletions. This development activity, the benefits of the Elysium acquisition and continued success with the production enhancement program resulted in a 31% increase in production over the first six months of 2000. In addition, the Company incurred $7.7 million on various grassroots projects during the first six months of 2001. The Company anticipates spending approximately $70.0 million in development expenditures during 2001, with an additional $10.0 million to $15.0 million budgeted for various grassroots projects. The decision to increase or decrease development activity is heavily dependent on the oil and gas prices.

Financial Condition and Capital Resources

     At June 30, 2001, the Company had $439.6 million of assets. Total capitalization was $375.7 million, of which 68% was represented by stockholders' equity, 25% by bank debt and 7% by deferred taxes. In the first six months of 2001, net cash provided by operations totaled $94.7 million, as compared to $42.9 million in same period in 2000 ($75.8 million and $44.2 million prior to changes in working capital, respectively). At June 30, 2001, there were no significant commitments for capital expenditures. The Company anticipates 2001 capital expenditures, exclusive of acquisitions, to approximate $70.0 million with an additional $10.0 million to $15.0 million for various grassroots projects. The level of these and other future expenditures is largely discretionary, and the amount of funds devoted to any particular activity may increase or decrease significantly, depending on available opportunities and market conditions. The Company plans to finance its ongoing development, acquisition and exploration expenditures and additional equity repurchases using internal cash flow, proceeds from asset sales and bank borrowings. In addition, joint ventures or future public and private offerings of debt or equity securities may be utilized.

     In the first six months of 2001, the Company repurchased 1,791,800 shares of its common stock for $38.0 million, including 1,517,000 common shares repurchased from a major financial institution at $20.50 a share for $31.1 million. The Company received proceeds totaling approximately $36.0 million from the exercise of the $12.50 common stock warrants in first six months of 2001. The $12.50 common stock warrants expired on May 2, 2001.

     In July 1999, the Company entered into a Second Amended and Restated Bank Credit Agreement (the "Credit Agreement"). The Credit Agreement is a revolving credit facility in an aggregate amount up to $200.0 million. The amount available under the facility is adjusted semi-annually, each May 1 and November 1, and equaled $200.0 million at June 30, 2001.

     The Company may elect that all or a portion of the credit facility bear interest at a rate equal to: (i) the prime rate or (ii) the rate at which Eurodollar deposits for one, two, three or six months are offered in the interbank Eurodollar market plus a margin which fluctuates from 1.00% to 1.50%, determined by a debt to EBITDA ratio. The average interest rate under the facility approximated 6.6% during the first six months of 2001 and was 5.5% at June 30, 2001.

     The Credit Agreement contains certain financial covenants, including but not limited to a maximum total debt to EBITDA ratio and a minimum current ratio. The Credit Agreement also contains certain negative covenants, including but not limited to restrictions on indebtedness; certain liens; guaranties, speculative derivatives and other similar obligations; asset dispositions; dividends, loans and advances; creation of subsidiaries; investments; leases; acquisitions; mergers; changes in fiscal year; transactions with affiliates; changes in business conducted; sale and leaseback and operating lease transactions; sale of receivables; prepayment of other indebtedness; amendments to principal documents; negative pledge causes; issuance of securities; and non-speculative commodity hedging. Borrowings under the Credit Agreement mature in July 2003, but may be prepaid at anytime. The Company has periodically negotiated extensions of the Credit Agreement; however, there is no assurance the Company will be able to do so in the future. The Company had a restricted payment basket, as defined in the Credit Agreement, of $33.0 million as of June 30, 2001, which may be used to repurchase equity securities, pay dividends or make other restricted payments.

     In May 2001, Elysium entered into a Bank Credit Agreement (the "Elysium Credit Agreement"). The Elysium Credit Agreement is a revolving credit facility in an aggregate amount up to $60.0 million. The amount available under the facility is adjusted semi-annually, each May 1 and November 1, and equaled $30.0 million at June 30, 2001. Elysium had borrowed $12.0 million under the Elysium Credit Agreement as of June 30, 2001 ($6.0 million net to Patina).

     The Elysium facility is non-recourse to Patina and contains certain financial covenants, including but not limited to a maximum total debt to EBITDA ratio, a minimum current ratio and a minimum tangible net worth. Borrowings under the Elysium Credit Agreement mature in May 2004, but may be prepaid at anytime. Elysium may elect that all or a portion of the credit facility bear interest at a rate equal to: (i) the prime rate or (ii) the rate at which Eurodollar deposits for one, two, three or six months are offered in the interbank Eurodollar market plus a margin which fluctuates from 1.50% to 2.00%, determined by a debt to EBITDA ratio. The average interest rate under the facility approximated 7.6% during the first six months of 2001 and was 5.6% at June 30, 2001.

     In October 1998, the Company entered into an interest rate swap contract for a two-year period. The contract was for $30.0 million principal with a fixed interest rate of 4.57% payable by the Company and the variable interest rate, the three-month LIBOR, payable by the third party. The difference between the fixed rate of 4.57% and the three-month LIBOR rate, which was reset every 90 days, was received or paid by the Company in arrears every 90 days. The Company received $234,000 in the first six months of 2000 pursuant to this contract, which lapsed in October 2000.

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

     Between 1996 and 2000, the Company entered into certain arrangements to monetize its Section 29 tax credits. These arrangements resulted in revenue increases of approximately $0.40 per Mcf on production volumes from qualified
Section 29 properties. As the Company's profitability now allows it to utilize these credits, they were reacquired in March 2001. The Company recorded additional gas revenues of $1.8 million and $602,000 related to the Section 29 credits during the six months ended June 30, 2000 and 2001, respectively.

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

Market Risk Disclosures

Commodity Price Risk

     The Company's major market risk exposure is in the pricing applicable to its oil and natural gas production. Realized pricing is primarily driven by the prevailing domestic price for oil and spot prices applicable to the Rocky Mountain and Mid-Continent regions for its natural gas production. Historically, prices received for oil and gas production have been volatile and unpredictable. Pricing volatility is expected to continue. Natural gas price realizations during 2000 and the first six months of 2001, exclusive of any hedges, ranged from a monthly low of $2.41 per Mcf to a monthly high of $7.65 per Mcf. Oil prices, exclusive of any hedges, ranged from a monthly low of $24.36 per barrel to a monthly high of $33.85 per barrel during 2000 and the first six months of 2001. Oil and natural gas prices increased significantly in the second half of 2000 and the first quarter of 2001. A significant decline in prices of oil or natural gas could have a material adverse effect on the Company's financial condition and results of operations.

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

     The Company entered into various swap contracts for oil based on NYMEX prices for the first six months of 2000 and 2001, recognizing losses of $4.7 million and $537,000, respectively, related to these swap contracts. The Company entered into various swap contracts for natural gas based on the Colorado Interstate Gas ("CIG") index during the first six months of 2000 and 2001, recognizing losses of $2.4 million and $15.4 million, respectively, related to these swap contracts.

     At June 30, 2001, the Company had entered into swap contracts for oil based on NYMEX prices covering approximately 5,125 barrels of oil per day for the remainder of 2001 at fixed prices ranging from $23.05 to $29.87 per barrel and 2,825 barrels of oil per day for the first six months of 2002 at fixed prices ranging from $25.88 to $27.32 per barrel. These swaps are summarized in the table below. The overall weighted average hedged price for the swap contracts is $26.74 per barrel for the remainder of 2001 and $26.43 per barrel for the first six months of 2002. The unrecognized gains on these contracts totaled $1.2 million based on estimated market values at June 30, 2001.

     At June 30, 2001, the Company had entered into swap contracts for natural gas based on CIG index prices covering approximately 49,600 MMBtu's per day for the remainder of 2001 at fixed prices ranging from $3.11 to $5.64 per MMBtu. The Company also entered into natural gas swap contracts for 2002, 2003, 2004 and 2005 as of June 30, 2001, which are summarized in the table below. The unrecognized gains on these contracts totaled $50.6 million based on estimated market values at June 30, 2001.

     As of June 30, 2001, the Company was a party to the following fixed price swap and physical arrangements summarized below:

                                          Oil (NYMEX Swaps)
                                 ------------------------------------
                                  Daily                  Unrealized
                                 Volume                 Gain / (Loss)
Time Period                       Bbl        $/Bbl      ($/thousand)
-----------                       --         -----      ------------
07/01/01 - 09/30/01............   5,000      26.98         $  389
10/01/01 - 12/31/01............   5,250      26.52            258

01/01/02 - 03/31/02............   3,500      26.62            339
04/01/02 - 06/30/02............   2,165      26.13            210

                                       Natural Gas (CIG Swaps)
                                 ------------------------------------
                                  Daily                  Unrealized
                                 Volume                 Gain / (Loss)
Time Period                       Bbl        $/Bbl      ($/thousand)
-----------                       --         -----      ------------
07/01/01 - 09/30/01............  50,000       3.63         $8,776
10/01/01 - 12/31/01............  49,200       4.02          5,064

01/01/02 - 03/31/02............  40,000       5.07          6,315
04/01/02 - 06/30/02............  26,650       3.98          3,619
07/01/02 - 09/30/02............  20,000       4.04          2,938
10/01/02 - 12/31/02............  11,630       4.40          1,294

2003...........................  20,000       4.05          7,670
2004...........................  20,000       4.12          7,559
2005...........................  20,000       4.18          7,350

Interest Rate Risk

     At June 30, 2001, the Company had $87.0 million outstanding under its credit facility with an average interest rate of 5.5% and $6.0 million (net) outstanding under its Elysium credit facility with an average interest rate of 5.6%. The Company may elect that all or a portion of the credit facility bear interest at a rate equal to: (i) the prime rate or (ii) the rate at which Eurodollar deposits for one, two, three or six months are offered in the interbank Eurodollar market plus a margin which fluctuates from 1.00% to 1.50% on the Patina facility or 1.50% to 2.00% on the Elysium facility, determined by a debt to EBITDA ratio. The average interest rates under the Patina and Elysium facilities approximated 6.6% and 7.6%, respectively during the first six months of 2001. Assuming no change in the amount outstanding at June 30, 2001, the annual impact on interest expense of a ten percent change in the average interest rate would be approximately $400,000, net of tax. As the interest rate is variable and is reflective of current market conditions, the carrying value approximates the fair value.

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

     The following table indicates the average oil and natural gas prices received over the last five years and highlights the price fluctuations by quarter for 2000 and the first two quarters of 2001. Average price computations exclude hedging gains and losses and other nonrecurring items to provide comparability. Average prices per Mcfe indicate the composite impact of changes in oil and natural gas prices. Oil production is converted to natural gas equivalents at the rate of one barrel per six Mcf.

                                         Average Prices
                                  --------------------------------
                                              Natural   Equivalent
                                    Oil         Gas         Mcf
                                    ---         ---         ---
         Annual                   (Per Bbl)  (Per Mcf)  (Per Mcfe)
         ------

         1996.................    $20.47      $1.99        $2.41
         1997.................     19.54       2.25         2.55
         1998.................     13.13       1.87         1.96
         1999.................     17.71       2.21         2.40
         2000.................     29.16       3.69         3.96

         Quarterly
         ---------

         2000
         ----
         First................    $27.30      $2.70        $3.13
         Second...............     27.75       3.23         3.55
         Third................     30.85       3.63         3.96
         Fourth...............     30.53       5.03         5.05

         2001
         ----
         First................    $27.86      $6.16        $5.72
         Second...............     26.96       3.70         3.93

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

     Information with respect to this item is incorporated by reference from Notes to Consolidated Financial Statements in Part 1 of this report.

Item 4. Submission of Matters to a Vote of Security Holders

     On May 22, 2001 the Annual Meeting of the Company's common stockholders was held. A summary of the proposals upon which a vote was taken and the results of the voting were as follows:


                                                      Number of Shares Voted
                                                      ----------------------
                                                         For      Withheld
                                                         ---      --------
     Proposals

          1)   Election of Directors

                    Robert J. Clark                   18,064,018    182,112
                    Jay W. Decker                     15,373,913  2,872,217
                    Thomas J. Edelman                 15,282,864  2,963,266
                    Elizabeth K. Lanier               18,154,903     91,227
                    Alexander P. Lynch                18,154,003     92,127
                    Paul M. Rady                      18,154,803     91,327


                                                      For      Against   Abstain
                                                      ---      -------   -------
          2)   Approval of Arthur Andersen LLP
               as the Company's independent
               auditors                            18,190,843   44,649   10,638

Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits - None

     (b) The Company filed a current report on Form 8-K on May 25, 2001 (amended June 12, 2001) to announce that its Board of Directors had adopted a stockholder rights plan and certain bylaw amendments. The plan and amendments are designed to improve the ability of the Board to protect the interests of stockholders in the event of a proposed takeover. The rights were registered on Form 8-A filed on May 25, 2001 (amended June 12, 2001).

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



August 2, 2001