Form 10-Q
period 2001-09-30
PATINA OIL & GAS CORP
filed 2001-11-02
CIK 1006264

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                             ____________________


                                   FORM 10-Q
(Mark one)


[x]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended September 30, 2001


                                      OR

[_]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the transition period from ______ to _____

                        Commission file number 1-14344
                          __________________________


                         PATINA OIL & GAS CORPORATION
            (Exact name of registrant as specified in its charter)

                   Delaware                                75-2629477
       (State or other jurisdiction of                    (IRS Employer
       incorporation or organization)                  Identification No.)

                 1625 Broadway
               Denver, Colorado                                80202
   (Address of principal executive offices)                 (zip code)

       Registrant's telephone number, including area code (303) 389-3600

             Title of class                 Name of exchange on which listed
   ----------------------------------    --------------------------------------
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


 There were 21,184,588 shares of common stock outstanding on November 1, 2001.

================================================================================

PART I.  FINANCIAL INFORMATION

     The financial statements included herein have been prepared in conformity with generally accepted accounting principles. The statements are unaudited but reflect all adjustments which, in the opinion of management, are necessary to fairly present the Company's financial position and results of operations.

                         PATINA OIL & GAS CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                       (In thousands except share data)

                                                            December 31,    September 30,
                                                                2000            2001
                                                              ---------       ---------
                                                                             (Unaudited)
                                        ASSETS
Current assets
   Cash and equivalents                                       $   2,653       $     341
   Accounts receivable                                           31,830          19,126
   Inventory and other                                            4,885           3,705
   Unrealized hedging gains                                           -          31,391
                                                              ---------       ---------
                                                                 39,368          54,563
                                                              ---------       ---------

Unrealized hedging gains                                              -          34,723

Oil and gas properties, successful efforts method               709,248         756,230
   Accumulated depletion                                       (353,344)       (388,514)
                                                              ---------       ---------
                                                                355,904         367,716
                                                              ---------       ---------

Gas facilities and other                                          4,580           5,586
   Accumulated depreciation                                      (3,098)         (3,610)
                                                              ---------       ---------
                                                                  1,482           1,976
                                                              ---------       ---------

Other assets                                                     24,500             298
                                                              ---------       ---------
                                                              $ 421,254       $ 459,276
                                                              =========       =========

                         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
   Accounts payable                                           $  23,073       $  35,046
   Income taxes payable                                               -          12,024
   Accrued liabilities                                            7,794           6,064
                                                              ---------       ---------
                                                                 30,867          53,134
                                                              ---------       ---------
Senior debt                                                     177,000          87,750
Deferred income taxes                                            15,776          37,429
Other noncurrent liabilities                                     21,165          16,806

Commitments and contingencies

Stockholders' equity
   Preferred Stock, $.01 par, 5,000,000 shares
     authorized, none outstanding                                     -               -
   Common Stock, $.01 par, 100,000,000 shares
     authorized, 20,043,859 and 21,176,467 shares
     outstanding                                                    200             212
   Capital in excess of par value                               151,392         144,632
   Retained earnings                                             24,854          77,027
   Other comprehensive income                                         -          42,286
                                                              ---------       ---------
                                                                176,446         264,157
                                                              ---------       ---------
                                                              $ 421,254       $ 459,276
                                                              =========       =========

       The accompanying notes are an integral part of these statements.

                         PATINA OIL & GAS CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands except per share data)

                                                       Three Months                 Nine Months
                                                   Ended September 30,          Ended September 30,
                                                 -----------------------      -----------------------
                                                   2000           2001          2000           2001
                                                 --------       --------      --------      ---------

                                                                     (Unaudited)
Revenues
  Oil and gas sales                              $ 35,681       $ 47,189      $ 98,524      $ 163,948
  Other                                               455            268         1,046          2,664
                                                 --------       --------      --------      ---------
                                                   36,136         47,457        99,570        166,612
                                                 --------       --------      --------      ---------

Expenses
  Direct operating                                  5,404          8,940        15,896         30,753
  Exploration                                         149            176           174            396
  General and administrative                        1,646          2,547         5,040          7,952
  Interest and other                                2,271          1,390         7,226          6,173
  Depletion, depreciation and amortization          9,867         12,159        29,676         35,900
                                                 --------       --------      --------      ---------
                                                   19,337         25,212        58,012         81,174
                                                 --------       --------      --------      ---------

Pretax income                                      16,799         22,245        41,558         85,438
                                                 --------       --------      --------      ---------

Provision for income taxes
  Current                                               -          1,599             -         12,974
  Deferred                                          3,360          6,409         8,312         17,784
                                                 --------       --------      --------      ---------
                                                    3,360          8,008         8,312         30,758
                                                 --------       --------      --------      ---------

Net income                                       $ 13,439       $ 14,237      $ 33,246      $  54,680
                                                 ========       ========      ========      =========


Net income per share
  Basic                                          $   0.73       $   0.67      $   1.80      $    2.64
                                                 ========       ========      ========      =========
  Diluted                                        $   0.57       $   0.63      $   1.43      $    2.42
                                                 ========       ========      ========      =========

Weighted average shares outstanding
  Basic                                            17,485         21,379        16,727         20,711
                                                 ========       ========      ========      =========
  Diluted                                          23,467         22,671        22,774         22,596
                                                 ========       ========      ========      =========

       The accompanying notes are an integral part of these statements.

                         PATINA OIL & GAS CORPORATION

                     CONSOLIDATED STATEMENTS OF CHANGES IN
                             STOCKHOLDERS' EQUITY
                                (In thousands)

                                                                                                               Other
                                                                   Capital in                  Retained    Comprehensive
                               Preferred Stock     Common Stock    Excess of      Deferred     Earnings       Income
                               ----------------  ----------------
                               Shares   Amount   Shares    Amount   Par Value   Compensation   (Deficit)      (Loss)       Total
                               ------   ------   ------    ------   ---------   ------------   ---------      ------       -----
Balance, December 31, 1999      2,383   $   24   16,131    $  161   $ 188,545       $   (279)  $ (22,561)    $       -   $ 165,890

Repurchase of common and
 preferred                       (514)      (5)  (1,638)      (16)    (41,575)             -        (549)            -     (42,145)

Conversion of preferred
 into common                   (1,869)     (19)   4,934        49         (31)             -           -             -          (1)

Issuance of common                  -        -      617         6       4,453              -           -             -       4,459

Dividends                           -        -        -         -           -              -      (4,477)            -      (4,477)

Net income                          -        -        -         -           -            279      52,441             -      52,720
                               ------   ------   ------    ------   ---------       --------   ---------     ---------   ---------

Balance, December 31, 2000          -        -   20,044       200     151,392              -      24,854             -     176,446

Repurchase of common and
 warrants                           -        -   (2,353)      (23)    (51,451)             -           -             -     (51,474)

Issuance of common                  -        -      607         6       6,677              -           -             -       6,683

Conversion of warrants              -        -    2,878        29      35,946              -           -             -      35,975

Tax benefit from stock
 options                            -        -        -         -       2,068              -           -             -       2,068

Dividends                           -        -        -         -           -              -      (2,507)            -      (2,507)

Comprehensive income:
Net income                          -        -        -         -           -              -      54,680             -      54,680
Cumulative effect of
 accounting change,
  net of tax                        -        -        -         -           -              -           -       (25,077)    (25,077)
Reclassifications -
 contract settlements               -        -        -         -           -              -           -         6,602       6,602
Change in unrealized
 hedging gains                      -        -        -         -           -              -           -        60,761      60,761
                               ------   ------   ------    ------   ---------       --------   ---------     ---------   ---------
Total comprehensive income          -        -        -         -           -              -      54,680        42,286      96,966
                               ------   ------   ------    ------   ---------       --------   ---------     ---------   ---------

Balance, September 30, 2001
 (unaudited)                        -   $    -   21,176    $  212   $ 144,632       $      -   $  77,027     $  42,286   $ 264,157
                               ======   ======   ======    ======   =========       ========   =========     =========   =========

       The accompanying notes are an integral part of these statements.

                         PATINA OIL & GAS CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)

                                                    Nine Months Ended September 30,
                                                    -------------------------------
                                                            2000       2001
                                                          --------    --------
                                                              (Unaudited)
Operating activities
 Net income                                               $ 33,246   $ 54,680
 Adjustments to reconcile net income to net
  cash provided by operations
   Exploration expense                                         174        396
   Depletion, depreciation and amortization                 29,676     35,900
   Deferred income taxes                                     8,312     17,784
   Tax benefit from stock options                                -      2,068
   Deferred compensation expense                               209          -
   Amortization of deferred credits                           (971)        15
   Amortization of loan fees                                   228         55
   Changes in current and other assets and liabilities
    Decrease (increase) in
     Accounts receivable                                    (3,800)    12,704
     Inventory and other                                        74      1,041
    Increase (decrease) in
     Accounts payable                                        3,734     11,979
     Income taxes payable                                        -        739
     Accrued liabilities                                     1,222     (1,773)
     Other assets and liabilities                            1,615        535
                                                          --------   --------
   Net cash provided by operating activities                73,719    136,123
                                                          --------   --------

Investing activities
 Acquisition, development and exploration                  (26,376)   (63,130)
 Disposition of oil and gas properties                           -     15,325
 Other                                                       1,458       (667)
                                                          --------   --------
   Net cash used by investing activities                   (24,918)   (48,472)
                                                          --------   --------

Financing activities
 Decrease in indebtedness                                  (13,000)   (89,250)
 Debt issuance fees                                              -       (168)
 Repayment from affiliate                                        -     24,500
 Deferred credits                                            1,446    (13,209)
 Issuance of common stock                                    3,449     42,146
 Repurchase of common stock                                (22,379)   (51,475)
 Repurchase of preferred stock and redemption premium      (13,395)         -
 Dividends                                                  (3,790)    (2,507)
                                                          --------   --------
   Net cash used by financing activities                   (47,669)   (89,963)
                                                          --------   --------

Decrease in cash                                             1,132     (2,312)
Cash and equivalents, beginning of period                      626      2,653
                                                          --------   --------
Cash and equivalents, end of period                       $  1,758   $    341
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

     The Company's operations currently consist of the acquisition, development, exploitation and production of oil and gas properties. Historically, Patina's properties were primarily located in the Wattenberg Field of Colorado's D-J Basin. Over the past year, the Company has accumulated significant acreage positions in three Rocky Mountain basins in efforts to expand and diversify through grassroots projects. Through Elysium and these recently initiated exploration and development projects, the Company now has oil and gas properties in central Kansas, the Illinois Basin, Utah, Wyoming, Texas and the San Joaquin Basin of California.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Producing Activities

     The Company utilizes the successful efforts method to account for its oil and gas properties. Leasehold costs are capitalized when incurred. Unproved properties are assessed periodically within specific geographic areas and impairments in value are charged to expense. Exploratory expenses, including geological and geophysical expenses and delay rentals, are charged to expense as incurred. Exploratory drilling costs are capitalized, but charged to expense if the well is determined to be unsuccessful. Costs of productive wells, unsuccessful developmental wells and productive leases are capitalized and amortized on a unit-of-production basis over the life of the associated oil and gas reserves. Oil is converted to natural gas equivalents (Mcfe) at the rate of one barrel to six Mcf. Amortization of capitalized costs has generally been provided on a field-by-field basis. An accrual of approximately $1.0 million has been provided for estimated future abandonment costs on certain Elysium properties as of September 30, 2001. No accrual has been provided for the Wattenberg properties, as management believes the salvage value will approximate abandonment costs.

     The Company follows Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets," which requires the Company to assess the need for an impairment of capitalized costs of oil and gas properties on a field-by-field basis. While no impairments were recorded for the nine months ended September 30, 2000 and 2001, changes in underlying assumptions or the amortization units could result in impairments in the future.

Gas facilities and other

     Depreciation of gas facilities is provided using the straight-line method over five years. Equipment is depreciated using the straight-line method over three to five years.

Other Assets

     At December 31, 2000, Other Assets was comprised of a $24.5 million advance to Elysium. In May 2001, Elysium entered into a credit facility with a third party bank. The proceeds from this facility were used to repay Patina. See Note
(9).

Section 29 Tax Credits

     Between 1996 and 2000, the Company entered into certain arrangements to monetize its Section 29 tax credits. These arrangements resulted in revenue increases of approximately $0.40 per Mcf on production volumes from qualified properties. As the Company's profitability now allows it to utilize tax credits, they were reacquired in March 2001. The Company recorded additional gas revenues of $2.6 million and $602,000 related to Section 29 credits during the nine months ended September 30, 2000 and 2001, respectively.

Gas Imbalances

     The Company uses the sales method to account for gas imbalances. Under this method, revenue is recognized based on the cash received rather than the Company's proportionate share of gas produced. Gas imbalances at December 31, 2000 and September 30, 2001 were insignificant.

Comprehensive Income

     The Company follows SFAS No. 130, "Reporting Comprehensive Income," which establishes standards for reporting comprehensive income. In addition to net income, comprehensive income includes all changes in equity during a period, except those resulting from investments and distributions to the owners of the Company. The Company had no such changes for the nine months ended September 30, 2001. The components of Other comprehensive income and related tax effects for the nine months ended September 30, 2001 were as follows (in thousands):

                                                                    Tax       Net of
                                                         Gross     Effect      Tax
                                                       ---------  ---------  ---------
Cumulative effect of accounting change                 $(39,183)  $ 14,106   $(25,077)
Change in fair value of hedges                           94,939    (34,178)    60,761
Reclassification adjustments - contract settlements      10,316     (3,714)     6,602
                                                       --------   --------   --------
                                                       $ 66,072   $(23,786)  $ 42,286
                                                       ========   ========   ========

Financial Instruments

     The book value and estimated fair value of cash and equivalents was $2.7 million and $341,000 at December 31, 2000 and September 30, 2001, respectively. The book value and estimated fair value of the senior debt was $177.0 million and $87.8 million at December 31, 2000 and September 30, 2001, respectively. The book value of these assets and liabilities approximates fair value due to the short maturity or floating rate structure of these instruments.

Derivative Instruments and Hedging Activities

     From time to time, the Company enters into commodity derivative contracts and fixed-price physical contracts to manage its exposure to oil and gas price volatility. The contracts, which are generally placed with major financial institutions or with counter parties of high credit quality, may take the form of futures contracts, swaps or options. The oil and gas reference prices of these contracts are based upon oil and natural gas futures, which have a high degree of historical correlation with actual prices received by the Company. Currently, the Company's oil and gas swap contracts are designated as cash flow hedges and the remaining discussion will relate exclusively to this type of derivative instrument.

     The Company entered into various swap contracts for oil based on NYMEX prices for the first nine months of 2000 and 2001, recognizing losses of $7.5 million and $437,000, respectively, related to these swap contracts. The Company entered into various swap contracts for natural gas based on the Colorado Interstate Gas ("CIG") index during the first nine months of 2000 and 2001, recognizing losses of $6.3 million and $7.6 million, respectively, related to these swap contracts.

     At September 30, 2001, the Company was a party to swap contracts for oil based on NYMEX prices covering approximately 5,250 barrels of oil per day for the remainder of 2001 at fixed prices ranging from $23.05 to $29.87 per barrel and 2,100 barrels of oil per day for 2002 at fixed prices ranging from $23.11 to $27.32 per barrel. These swaps are summarized in the table below. The overall weighted average hedged price for the swap contracts is $26.52 per barrel for the remainder of 2001 and $25.74 per barrel for 2002. The unrecognized gains on these contracts totaled $3.0 million based on estimated NYMEX market values at September 30, 2001.

     At September 30, 2001, the Company was a party to swap contracts for natural gas based on CIG index prices covering approximately 49,200 MMBtu's per day for the remainder of 2001 at fixed prices ranging from $3.13 to $5.64 per MMBtu. The Company also entered into natural gas swap contracts for 2002, 2003, 2004 and 2005 as of September 30, 2001, which are summarized in the table below. The unrecognized gains on these contracts totaled $63.1 million based on estimated CIG market values at September 30, 2001.

     As of September 30, 2001, the Company was a party to the following fixed price swap and physical arrangements summarized below:

                                                      Oil Swaps (NYMEX)
                                            ------------------------------------
                                             Daily                   Unrealized
                                             Volume                 Gain / (Loss)
Time Period                                    Bbl        $/Bbl      ($/thousand)
-----------                                    ---        -----      ------------
10/01/01 - 12/31/01.........................   5,250         26.52        $ 1,376

01/01/02 - 03/31/02........................    4,250         26.46          1,004
04/01/02 - 06/30/02........................    3,250         25.53            550
07/01/02 - 09/30/02........................      500         23.65             17
10/01/02 - 12/31/02........................      500         23.24             16


                                                 Natural Gas Swaps (CIG Index)
                                              ------------------------------------
                                                Daily                   Unrealized
                                               Volume                 Gain / (Loss)
Time Period                                     MMBtu     $/MMBtu      ($/thousand)
-----------                                     -----     -------      ------------
10/01/01 - 12/31/01........................     49,200      4.02          $10,710

01/01/02 - 03/31/02........................     40,000      5.07            9,590
04/01/02 - 06/30/02........................     26,650      3.98            4,562
07/01/02 - 09/30/02........................     20,000      4.04            3,539
10/01/02 - 12/31/02........................     11,630      4.40            1,854

2003.......................................     30,000      3.78           11,808
2004.......................................     30,000      3.85           10,852
2005.......................................     30,000      3.90           10,193

   The Company follows SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded on the balance sheet as either an asset or liability measured at its fair value. It also requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions
that receive hedge accounting.    The Company adopted SFAS No. 133 January 1,
2001.

   The balance sheet impact of adopting of SFAS No. 133 on January 1, 2001 was as follows (in millions):

                                                                                      Amount
                                                                                      ------
Unrealized hedging losses.........................................................    $(43.2)
Unrealized hedging gains..........................................................       4.0
Deferred tax liability............................................................      (1.4)
Deferred tax asset................................................................      15.5
                                                                                      ------
Cumulative effect of a change in accounting principle (other comprehensive loss)..    $(25.1)
                                                                                      ======

   During the first nine months of 2001, net hedging losses of $10.3 million ($6.6 million after tax) were transferred from other comprehensive income and the change in the fair value of outstanding derivative net liabilities decreased by $94.9 million ($60.8 million after tax). As of September 30, 2001, the Company had net unrealized hedging gains of $66.1 million ($42.3 million after tax), including derivative assets of $66.1 million and derivative liabilities of $43,000. The Company expects to reclassify as an increase to earnings during the next twelve months $31.4 million ($20.1 million after tax) of net unrealized hedging gains to Other comprehensive income based on estimated market values at September 30, 2001.

   In October 1998, the Company entered into an interest rate swap contract for a two-year period. The contract was for $30.0 million principal with a fixed interest rate of 4.57% payable by the Company and the variable interest rate, the three-month LIBOR, payable by the third party. The difference between the fixed rate and the LIBOR rate was reset and received or paid by the Company in arrears every 90 days. The Company received $363,000 in the first nine months of 2000 pursuant to this contract, which expired in October 2000.

 Stock Options and Awards

   The Company accounts for its stock-based compensation plans under principles prescribed by the Accounting Principles Board's Opinion No. 25, "Accounting for Stock Issued to Employees." Accordingly, stock options awarded under the Employee Plan and the non-employee Directors Plan are considered to be "noncompensatory" and do not result in recognition of compensation expense. However, stock awarded in 1997 and 1998 under the Restricted Stock Plan was considered to be "compensatory" and $209,000 of non-cash general and administrative expenses were recognized in the nine months ended September 30, 2000. No costs were incurred in 2001 as these costs were fully amortized in 2000. See Note (6).

 Per Share Data

   The Company uses weighted average shares outstanding in calculating earnings per share. When dilutive, options, warrants and common stock issuable upon conversion of convertible preferred securities are included as share equivalents using the treasury stock method and included in the calculation of diluted earnings per share.

 Risks and Uncertainties

   Historically, oil and gas prices have experienced significant fluctuations and have been particularly volatile in recent years. Price fluctuations can result from variations in weather, levels of regional or national production and demand, availability of transportation capacity to other regions of the country and various other factors. Increases or decreases in prices received could have a significant impact on future results.

 Other

   All liquid investments with a maturity of three months or less are considered to be cash equivalents. Certain amounts in the prior period consolidated financial statements have been reclassified to conform to the current classifications. The consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries and 50% of the accounts of Elysium.

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


 (3) OIL AND GAS PROPERTIES

   The cost of oil and gas properties at December 31, 2000 and September 30, 2001 included $1.1 million and $9.5 million in net unevaluated costs for certain acreage that is generally held for exploration or development to which proved reserves have not been assigned. The value of these properties is excluded from amortization. The following table sets forth costs incurred related to oil and gas properties:

                                                                   Nine
                                              Year Ended        Months Ended
                                             December 31,       September 30,
                                                 2000               2001
                                             ------------       -------------
                                                       (In thousands)

          Acquisition.................          $49,015            $ 10,001
          Development.................           39,996              52,733
          Exploration and other.......              293                 396
                                                -------            --------
                                                $89,304            $ 63,130
                                                =======            ========

          Disposition.................          $     -            $(15,325)
                                                =======            ========

   Elysium sold certain properties in the Lake Washington Field in Louisiana for $30.5 million in March 2001 ($15.25 million net to the Company).

 (4) INDEBTEDNESS

   The following indebtedness was outstanding on the respective dates:


                                           December 31,       September 30,
                                              2000                 2001
                                           ------------       -------------
                                                     (In thousands)
          Bank facility - Patina              $177,000            $82,000
          Bank facility - Elysium, net               -              5,750
          Less current portion                       -                  -
                                              --------            -------
          Senior debt, net                    $177,000            $87,750
                                              ========            =======

   In July 1999, the Company entered into an Amended Bank Credit Agreement (the "Credit Agreement"). The Credit Agreement is a revolving credit facility in an aggregate amount up to $200.0 million. The amount available under the facility is adjusted semi-annually, each May 1 and November 1, and equaled $200.0 million at September 30, 2001. Patina had $118.0 million available under the Credit Agreement at September 30, 2001.

   The Company may elect that all or a portion of the credit facility bear interest at a rate equal to: (i) the Eurodollar rate for one, two, three or six months plus a margin which fluctuates from 1.00% to 1.50%, determined by a debt to EBITDA ratio or (ii) the prime rate. The average interest rate under the facility approximated 6.3% during the first nine months of 2001 and was 5.2% at September 30, 2001.

   The Credit Agreement contains financial covenants, including but not limited to a maximum total debt to EBITDA ratio and a minimum current ratio. It also contains negative covenants, including but not limited to restrictions on indebtedness; certain liens; guaranties, speculative derivatives and other similar obligations; asset dispositions; dividends, loans and advances; creation of subsidiaries; investments; leases; acquisitions; mergers; changes in fiscal year; transactions with affiliates; changes in business conducted; sale and leaseback and operating lease transactions; sale of receivables; prepayment of other indebtedness; amendments to principal documents; negative pledge causes; issuance of securities; and non-speculative commodity hedging. Borrowings under the Credit Agreement mature in July 2003, but may be prepaid at anytime. The Company has periodically extended the Credit Agreement; however, there is no assurance it will be able to do so in the future. The Company had a restricted payment basket under the Credit Agreement of $33.0 million as of September 30, 2001, which may be used to repurchase equity securities, pay dividends or make other restricted payments.

   The Company loaned Elysium $53.0 million at the closing of the Elysium transaction in November 2000. In May 2001, Elysium refinanced this loan with outside banks and entered into a Bank Credit Agreement (the "Elysium Credit Agreement"). The Elysium Credit Agreement is a revolving credit facility in an aggregate amount up to $60.0 million. The amount available under the facility is adjusted semi-annually, each May 1 and November 1, and equaled $30.0 million at September 30, 2001. Elysium had $18.5 million available under the Elysium Credit Agreement at September 30, 2001.

   The Elysium facility is non-recourse to Patina and contains financial covenants, including but not limited to a maximum total debt to EBITDA ratio, a minimum current ratio and minimum tangible net worth. Borrowings under the Elysium Credit Agreement mature in May 2004, but may be prepaid at anytime. Elysium may elect that all or a portion of the credit facility bear interest at a rate equal to: (i) the Eurodollar for one, two, three or six months plus a margin which fluctuates from 1.50% to 2.00%, or (ii) the prime rate plus a margin which fluctuates from 0.25% to 0.75%. The margin is determined by a utilization of borrowing base percentage. The average interest rate under the facility approximated 7.2% during the first nine months of 2001 and was 4.7% at September 30, 2001.

   Scheduled maturities of indebtedness for the next five years are zero through 2002, $82.0 million in 2003 and $5.8 million in 2004. Management intends to extend the maturity of its credit facility on a regular basis; however, there can be no assurance it will be able to do so. Cash payments for interest totaled $7.3 million and $6.4 million for the first nine months of 2000 and 2001, respectively.

 (5) STOCKHOLDERS' EQUITY

   A total of 100,000,000 common shares, $0.01 par value, are authorized of which 21,176,467 were outstanding at September 30, 2001. The common stock is listed on the New York Stock Exchange. A quarterly cash dividend of $0.01 per common share was initiated in 1997, increased to $0.02 per share in the fourth quarter of 1999 and to $0.04 per share in the fourth quarter of 2000. The Company has a stockholders rights plan designed to insure that stockholders receive full value for their shares in the event of certain takeover attempts. The following is a schedule of the changes in outstanding shares of the Company's common stock since January 1, 2000:


                                                       Twelve                   Nine
                                                    Months Ended           Months Ended
                                                 December 31, 2000       September 30, 2001
                                                 ------------------      -------------------
      Beginning shares......................         16,131,300               20,043,900

      Exercise of stock options.............            249,300                  395,700
      Issued under Stock Purchase Plan......             52,400                   98,000
      Issued in lieu of salaries & bonuses..            128,300                   67,900
      Issued for directors fees.............              2,800                    1,200
      Conversion of 7.125% preferred........            148,000                        -
      Conversion of 8.50% preferred.........          4,785,600                        -
      Exercise of $12.50 warrants...........              2,400                2,878,000
      Issued to deferred compensation plan..             13,700                   11,500
      Vesting of stock grant................            138,600                   33,300
      Contributed to 401(K) plan............             29,600                        -
                                                     ----------               ----------
      Total shares issued...................          5,550,700                3,485,600

      Repurchases...........................         (1,638,100)              (2,353,000)
                                                     ----------               ----------

      Ending shares.........................         20,043,900               21,176,500
                                                     ==========               ==========

   In the first nine months of 2001, the Company repurchased 2,353,000 shares of its common stock for $51.5 million.

   During the first nine months of 2001, 2,878,000 $12.50 warrants were converted into common stock with the Company receiving cash proceeds of $36.0 million. The remaining warrants expired on May 2, 2001.

   A total of 5,000,000 preferred shares, $0.01 par value, are authorized of which none were issued at September 30, 2001.

   In January 2000, the Company redeemed all remaining 7.125% convertible preferred stock. Of the 564,800 shares called, 51,000 were converted into 148,000 shares of common stock and the remaining 513,800 were redeemed for $13.4 million in cash. In August 2000, the Company called for redemption the 8.50% convertible preferred stock. The shares were converted into 4.8 million shares of common stock, including more than 500,000 shares issued upon conversion in June 2000. The Company paid $3.2 million in preferred dividends in the first nine months of 2000, including $549,000 of redemption premiums paid to shareholders that elected to redeem their 7.125% convertible preferred stock for cash in the first quarter of 2000.

   The Company follows SFAS 128, "Earnings per Share." The following table specifies the calculation of basic and diluted earnings per share:

                                           Three Months Ended September 30,
                                   --------------------------------------------------------
                                               2000                         2001
                                   ---------------------------  ---------------------------
                                      Net     Common     Per      Net      Common      Per
                                    Income    Shares    Share   Income     Shares     Share
                                   -------    ------    -----   ------     ------     -----
Net income                         $13,439   17,485            $14,237     21,379
8.50% preferred dividends             (678)       -                  -          -
                                   -------   ------            -------    -------
Basic net income                    12,761   17,485  $  0.73    14,237     21,379     $0.67
                                                     =======                          =====

Effect of dilutive securities:
8.50% preferred stock                  678    3,510                  -          -
Stock options                            -    1,274                  -      1,292
Stock grant                              -      138                  -          -
$12.50 warrants                          -    1,060                  -          -
                                   -------   ------            -------    -------
Diluted net income                 $13,439   23,467  $  0.57   $14,237     22,671     $0.63
                                   =======   ======  =======   =======    =======     =====


                                             Nine Months Ended September 30,
                                   -------------------------------------------------------
                                              2000                          2001
                                   -------------------------------------------------------
                                    Net      Common     Per      Net       Common    Per
                                   Income    Shares    Share   Income      Shares    Share
                                   ------    ------    -----   ------      ------    -----
Net income                         $33,246   16,727           $54,680      20,711
7.125% preferred dividends            (600)       -                 -           -
8.50% preferred dividends           (2,610)       -                 -           -
                                   -------   ------           -------     -------
Basic net income                    30,036   16,727  $  1.80   54,680      20,711    $2.64
                                                     =======                         =====


Effect of dilutive securities:
8.50% preferred stock                2,610    4,330                 -           -
Stock options                            -    1,057                 -       1,244
Stock grant                              -      148                 -           9
$12.50 warrants                          -      512                 -         632
                                   -------   ------           -------     -------
Diluted net income                 $32,646   22,774  $  1.43  $54,680      22,596    $2.42
                                   =======   ======  =======  =======     =======    =====

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

Stock Purchase Plan

   The Company maintains a shareholder approved stock purchase plan ("Stock Purchase Plan"). Pursuant to the Stock Purchase Plan, officers, directors and certain managers are eligible to purchase common stock at prices ranging from 50% to 85% of the closing price on the trading day prior to the date of purchase ("Closing Price"). In addition, employee participants may be granted the right to purchase shares with all or a part of their salary and bonus. A total of 500,000 shares of common stock were reserved for possible purchase under the Stock Purchase Plan. In May 1999, the stockholders approved the annual renewal of the 500,000 shares of common stock reserved for possible purchase under the Plan. In 2000, the Board of Directors approved 116,300 common shares (exclusive of shares available for purchase with participants' salaries and bonuses) for possible purchase by participants at 75% of the Closing Price during the current Plan Year. As of September 30, 2000, participants had purchased 85,800 shares of common stock with participant's 1999 bonuses, at $9.19 per share ($6.89 net price per share) and 52,400 shares of common stock at an average price of $16.92 per share ($12.69 net price per share), resulting in cash proceeds to the Company of $665,000. The Company recorded non-cash general and administrative expenses of $89,000 associated with these purchases in 2000. In 2001, the Board of Directors approved 121,300 common shares (exclusive of shares available for purchase with participants' salaries and bonuses) for possible purchase by participants at 75% of the Closing Price during the current Plan Year. As of September 30, 2001, participants had purchased 98,000 shares of common stock at an average price of $26.66 per share ($19.99 net price per share), resulting in cash proceeds to the Company of $2.0 million. The Company recorded non-cash general and administrative expenses of $261,000 associated with these purchases in 2001.

Stock Option and Award Plans

   The Company maintains a shareholder approved stock option plan for employees (the "Employee Plan") providing for the issuance of options at prices not less than fair market value. Options to acquire the greater of three million shares of common stock or 10% of outstanding diluted common shares may be outstanding at any time. The specific terms of grant and exercise are determinable by the Compensation Committee of the Board of Directors. The options vest over a three-year period (30%, 60%, 100%) and expire five years from the date of grant. The following is a summary of stock options granted under the Employee Plan:

                                                              Weighted
                                             Range            Average
                             Options      of Exercise         Exercise
           Year              Granted         Prices             Price
           ----              -------         ------             -----
           1999............  630,000       $ 2.94 - $ 9.13      $ 3.54
           2000............  505,000       $ 9.19 - $21.94      $ 9.34
           2001............  600,000       $22.61 - $33.03      $22.64

   The Company also maintains a shareholder approved stock grant and option plan (the "Directors' Plan") for non-employee Directors. The Directors' Plan provides for each non-employee Director to receive common shares having a market value equal to $2,500 quarterly in payment of half their retainer. A total of 8,600 shares were issued in 1999, 2,800 in 2000 and 1,200 in the first nine months of 2001. It also provides for 5,000 options to be granted to each non-employee Director upon appointment and upon annual re-election, thereafter. The options vest over a three-year period (30%, 60%, 100%) and expire five years from the date of grant. The following is a summary of stock options granted under the Directors' Plan:

                                                             Weighted
                                             Range           Average
                             Options      of Exercise        Exercise
           Year              Granted         Prices           Price
           ----              -------         ------           -----
           1999............   30,000    $ 2.94 - $ 5.13       $ 4.76
           2000............   25,000    $17.44                $17.44
           2001............   25,000    $24.59 - $32.85       $31.20

   In 1997, shareholders approved a special stock grant and purchase plan for certain officers and managers ("Management Investors") in conjunction with the redistribution of SOCO's ownership in the Company. The granted shares vested 25% per year on January 1, 1998, 1999, 2000 and 2001. The non-vested granted shares were recorded as Deferred Compensation in the equity section. The Management Investors simultaneously purchased additional common shares from the Company at $9.875 per share. A portion of the purchase was financed by the Company, all of which was repaid in January 2001. See Note (9). In conjunction with his appointment in March 1998, the Company's President was granted 100,000 restricted common shares that vested 33% per year in March 1999, 2000 and 2001. The President simultaneously purchased 100,000 common shares from the Company for $6.875 per share. A portion of this purchase ($584,000) was financed by the Company. As approved by the Board of Directors, the President sold 50,000 common shares to the Company for $23.50 per share in March 2001, utilizing a portion of
the proceeds to repay his note. See Note (9).   The Company recognized $209,000
of non-cash general and administrative expenses for the nine months ended September 30, 2000 with respect to these stock grants. No costs were incurred in 2001 as these costs were fully amortized in 2000.

  (7) FEDERAL INCOME TAXES

   A reconciliation of the federal statutory tax rate to the Company's effective tax rate for the nine months ended September 30, 2000 and 2001 follows:

                                                    2000    2001
                                                    ----    ----
Federal statutory rate............................    35%     35%
State income tax rate, net of federal benefit.....     3%      3%
Utilization of net deferred tax asset.............   (15%)    (2%)
Revision of prior estimate........................    (3%)      -
                                                     ----    ----
Effective income tax rate.........................    20%     36%
                                                     ====    ====

   For tax purposes, the Company had regular net operating loss carryforwards of approximately $49.0 million and alternative minimum tax ("AMT") loss carryforwards of approximately $7.5 million at December 31, 2000. Utilization of $42.8 million of the regular net operating loss carryforwards is limited to approximately $12.5 million per year as a result of the redistribution of SOCO's majority ownership in the Company in 1997. In addition, utilization of $25.9 million regular net operating loss carryforwards is limited to $4.2 million per year as a result of the Gerrity acquisition in 1996. These carryforwards expire from 2008 through 2018. At December 31, 2000, the Company had AMT credit carryforwards of $1.4 million that are available indefinitely. There were no cash payments made by the Company for federal or state taxes during the first nine months of 2000. The Company made cash payments of $9.4 million for federal taxes during the first nine months of 2001.

  (8) MAJOR CUSTOMERS

   During the nine months ended September 30, 2000 and 2001, Duke Energy Field Services, Inc. accounted for 33% and 30%, BP Amoco Production Company accounted for 21% and 12%, and E-Prime accounted for 6% and 11%, of revenues, respectively. Management believes that the loss of any individual purchaser would not have a long-term material adverse impact on the financial position or results of operations of the Company.

  (9) RELATED PARTY

   In 1997, certain officers and managers purchased common shares at $9.875 per share from the Company. A portion of the purchase was financed by the Company through the issuance of 8.50% recourse promissory notes. The notes were fully repaid by January 2001. In conjunction with his appointment in 1998, the President purchased 100,000 shares of common stock at $6.875 per share and was granted 100,000 shares. The Company loaned him $584,000, represented by an 8.50% recourse promissory note. As approved by the Board of Directors, the President sold 50,000 common shares to the Company for $23.50 per share in March 2001, utilizing a portion of the proceeds to repay his note.

   In conjunction with the acquisition of Elysium in November 2000, Patina agreed to loan Elysium up to $60.0 million of which $49.0 million was outstanding at December 31, 2000. In May 2001, Elysium entered into a credit facility with a third party bank. The proceeds from this facility were used to repay Patina. Elysium paid $1.0 million of interest to Patina while the loan was outstanding in 2001.

   Patina provides certain administrative services to Elysium under an operating agreement. During the first nine months of 2001, the Company was paid $334,000 for these services.

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

                         PATINA OIL & GAS CORPORATION
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Three months ended September 30, 2001 compared to three months ended September 30, 2000.

   Revenues for the three months ended, September 30, 2001 totaled $47.5 million, a 31% increase from the prior year period. Net income totaled $14.2 million, an increase of 6% compared to the prior year. The increases were attributable to rising production and the benefits of the Elysium acquisition.

   Average daily oil and gas production for the quarter totaled 6,933 barrels and 112.2 MMcf (153.8 MMcfe), an increase of 32% on an equivalent basis from the same period in 2000. During the quarter, 17 wells were drilled or deepened and 69 refracs and four recompletions were performed in Wattenberg, compared to 17 new wells or deepenings, 47 refracs and three recompletions in the same period in 2000. Current development activity, the benefits of the Elysium acquisition in late 2000 and continued success with the production enhancement program have resulted in steadily increasing production. The level of development activity is heavily dependent on the prices being received for production.

   Average oil prices increased 10% from $23.64 per barrel in the third quarter of 2000 to $25.97 in 2001. Average natural gas prices decreased 6% from $3.16 per Mcf for the third quarter of 2000 to $2.97 in 2001. The average oil prices included a hedging loss of $2.9 million or $7.20 per barrel and a hedging gain of $101,000 or $0.16 per barrel for the third quarters of 2000 and 2001, respectively. The average natural gas prices included a hedging loss of $3.8 million or $0.46 per Mcf and a hedging gain of $7.9 million or $0.76 per Mcf for the third quarters of 2000 and 2001, respectively. Direct operating expenses, consisting of lease operating and production taxes, totaled $8.9 million or $0.63 per Mcfe for the third quarter of 2001 compared to $5.4 million or $0.51 per Mcfe in the prior year period. The increase in direct operating expenses was attributable to a $2.4 million increase in lease operating costs relating to the Elysium acquisition.

   General and administrative expenses, net of third party reimbursements, for the third quarter of 2001 totaled $2.5 million, a $901,000 or 55% increase from the same period in 2000. The increase was primarily due to the Elysium acquisition.

   Interest and other expenses totaled $1.4 million in the third quarter of 2001, a decrease of $881,000 or 39% from the prior year period. The decrease resulted from lower average debt balances and falling interest rates. The Company's average interest rate for the third quarter of 2001 was 5.3% compared to 7.8% in the third quarter of 2000.

   Depletion, depreciation and amortization expense for the third quarter of 2001 totaled $12.2 million, an increase of $2.3 million from the same period in 2000. Depletion expense totaled $11.9 million or $0.84 per Mcfe for the third quarter of 2001 compared to $9.6 million or $0.90 per Mcfe in 2000. The lower depletion rate was in response to the completion of the mid-year and year-end 2000 reserve reports reflecting additional oil and gas reserves. The increase was due primarily to the identification of additional refrac projects and drilling locations, upward revisions due to better performance and the increase in oil and gas prices. Depreciation and amortization expense for the three months ended September 30, 2001 totaled $243,000 or $0.02 per Mcfe compared to $240,000 or $0.02 per Mcfe in 2000.

   Provision for income taxes for the third quarter of 2001 totaled $8.0 million, an increase of $4.6 million from the same period in 2000. The increase was due to higher earnings and an increase in tax rates. The Company recorded a 36% tax provision in the third quarter of 2001 compared to a 20% tax provision in 2000. The increase in the tax rate was due primarily to the utilization of the deferred tax asset in 2000.

Nine months ended September 30, 2001 compared to nine months ended September 30, 2000.

   Revenues for the nine months ended September 30, 2001 totaled $166.6 million, a 67% increase from the prior year period. Net income totaled $54.7 million, an increase of 64% compared to the prior year. The increases were attributable to rising production, the benefits of the Elysium acquisition and higher oil and gas prices.

   Average daily oil and gas production for the first nine months totaled 7,179 barrels and 109.6 MMcf (152.7 MMcfe), an increase of 32% on an equivalent basis from the same period in 2000. During the period, 51 wells were drilled or deepened and 239 refracs and seven recompletions were performed in Wattenberg, compared to 43 new wells or deepenings, 124 refracs and eight recompletions in the same period in 2000. Current development activity, the benefits of the Elysium acquisition in late 2000 and continued success with the production enhancement program have resulted in steadily increasing production. The level of development activity is heavily dependent on the prices being received for production.

   Average oil prices increased 19% from $22.35 per barrel in the first nine months of 2000 to $26.67 in 2001. Average natural gas prices increased 27% from $2.93 per Mcf for the first nine months of 2000 to $3.73 in 2001. The average oil price included hedging losses of $7.5 million or $6.26 per barrel and $437,000 or $0.22 per barrel for the first nine months of 2000 and 2001, respectively. The average natural gas prices included hedging losses of $6.3 million or $0.26 per Mcf and $7.6 million or $0.25 per Mcf for the first nine months of 2000 and 2001, respectively. Direct operating expenses, consisting of lease operating and production taxes, totaled $30.8 million or $0.74 per Mcfe for the first nine months of 2001 compared to $15.9 million or $0.50 per Mcfe in the prior year period. The increase in direct operating expenses was attributable to a $5.1 million rise in production taxes due to higher average oil and gas prices and production and a $7.4 million increase in lease operating costs relating to the Elysium acquisition.

   General and administrative expenses, net of third party reimbursements, for the first nine months of 2001 totaled $8.0 million, a $2.9 million or 58% increase from the same period in 2000. The increase was primarily due to the Elysium acquisition.

   Interest and other expenses totaled $6.2 million in the first nine months of 2001, a decrease of $1.1 million or 15% from the prior year period. The decrease resulted from lower average debt balances and falling interest rates. The Company's average interest rate for the first nine months of 2001 was 6.3% compared to 7.6% in the first nine months of 2000.

   Depletion, depreciation and amortization expense for the first nine months of 2001 totaled $35.9 million, an increase of $6.2 million from the same period in 2000. Depletion expense totaled $35.2 million or $0.84 per Mcfe for the first nine months of 2001 compared to $28.9 million or $0.91 per Mcfe in 2000. The lower depletion rate was in response to the completion of the mid-year and year-end 2000 reserve reports reflecting additional oil and gas reserves due primarily to the identification of additional refrac projects and drilling locations, upward revisions due to over-performance and the increase in oil and gas prices. Depreciation and amortization expense for the nine months ended September 30, 2001 totaled $730,000 or $0.02 per Mcfe compared to $751,000 or $0.02 per Mcfe in 2000.

   Provision for income taxes for the first nine months of 2001 totaled $30.8 million, an increase of $22.4 million from the same period in 2000. The increase was due to higher earnings and an increase in tax rates. The Company recorded a 36% tax provision for the first nine months of 2001 compared to a 20% tax provision in 2000. The increase in the tax rate was due primarily to the utilization of the deferred tax asset in 2000.

Development, Acquisition and Exploration

   During the first nine months of 2001, the Company incurred $63.1 million of capital expenditures. A total of $47.9 million of development costs was spent in the Wattenberg Field to drill or deepen 51 wells, perform 239 refracs and seven recompletions. This development activity, the benefits of the Elysium acquisition and continued success with the production enhancement program resulted in a 32% increase in production over the first nine months of 2000. In addition, the Company incurred $12.0 million on various grassroots projects during the first nine months of 2001. In total, the Company anticipates spending approximately $70.0 million on development expenditures during 2001, with an additional $15.0 million to $20.0 million on various grassroots projects. The decision to increase or decrease development activity is heavily dependent on the oil and gas prices.

Financial Condition and Capital Resources

   At September 30, 2001, the Company had $459.3 million of assets. Total capitalization was $389.3 million, of which 68% was represented by stockholders' equity, 23% by bank debt and 9% by deferred taxes. In the first nine months of 2001, net cash provided by operations totaled $136.1 million, as compared to $73.7 million in same period in 2000 ($110.9 million and $70.9 million prior to changes in working capital, respectively). At September 30, 2001, there were no significant commitments for capital expenditures. The Company anticipates 2001 capital expenditures, exclusive of acquisitions, to approximate $70.0 million with an additional $15.0 million to $20.0 million for various grassroots projects. The level of these and other future expenditures is largely discretionary, and the amount of funds devoted to any particular activity may increase or decrease significantly, depending on available opportunities and market conditions. The Company plans to finance its ongoing development, acquisition and exploration expenditures and additional equity repurchases using internal cash flow, proceeds from asset sales and bank borrowings. In addition, joint ventures or future public and private offerings of debt or equity securities may be utilized.

   In the first nine months of 2001, the Company repurchased 2,353,000 shares of its common stock for $51.5 million. The Company received proceeds totaling approximately $36.0 million from the exercise of the $12.50 common stock warrants in May 2001. The warrants expired on May 2, 2001.

   In July 1999, the Company entered into an Amended Bank Credit Agreement (the "Credit Agreement"). The Credit Agreement is a revolving credit facility in an aggregate amount up to $200.0 million. The amount available under the facility is adjusted semi-annually, each May 1 and November 1, and equaled $200.0 million at September 30, 2001. Patina had $118.0 million available under the Credit Agreement at September 30, 2001.

   The Company may elect that all or a portion of the credit facility bear interest at a rate equal to: (i) the Eurodollar rate for one, two, three or six months plus a margin which fluctuates from 1.00% to 1.50%, determined by a debt to EBITDA ratio or (ii) the prime rate. The average interest rate under the facility approximated 6.3% during the first nine months of 2001 and was 5.2% at September 30, 2001.

   The Credit Agreement contains financial covenants, including but not limited to a maximum total debt to EBITDA ratio and a minimum current ratio. It also contains negative covenants, including but not limited to restrictions on indebtedness; certain liens; guaranties, speculative derivatives and other similar obligations; asset dispositions; dividends, loans and advances; creation of subsidiaries; investments; leases; acquisitions; mergers; changes in fiscal year; transactions with affiliates; changes in business conducted; sale and leaseback and operating lease transactions; sale of receivables; prepayment of other indebtedness; amendments to principal documents; negative pledge causes; issuance of securities; and non-speculative commodity hedging. Borrowings under the Credit Agreement mature in July 2003, but may be prepaid at anytime. The Company has periodically extended the Credit Agreement; however, there is no assurance it will be able to do so in the future. The Company had a restricted payment basket under the Credit Agreement of $33.0 million as of September 30, 2001, which may be used to repurchase equity securities, pay dividends or make other restricted payments.

   The Company loaned Elysium $53.0 million at the closing of the Elysium transaction in November 2000. In May 2001, Elysium refinanced this loan with outside banks and entered into a Bank Credit Agreement (the "Elysium Credit Agreement"). The Elysium Credit Agreement is a revolving credit facility in an aggregate amount up to $60.0 million. The amount available under the facility is adjusted semi-annually, each May 1 and November 1, and equaled $30.0 million at September 30, 2001. Elysium had $18.5 million available under the Elysium Credit Agreement at September 30, 2001.

   The Elysium facility is non-recourse to Patina and contains financial covenants, including but not limited to a maximum total debt to EBITDA ratio, a minimum current ratio and minimum tangible net worth. Borrowings under the Elysium Credit Agreement mature in May 2004, but may be prepaid at anytime. Elysium may elect that all or a portion of the credit facility bear interest at a rate equal to: (i) the Eurodollar for one, two, three or six months plus a margin which fluctuates from 1.50% to 2.00%, or (ii) the prime rate plus a margin which fluctuates from 0.25% to 0.75%. The margin is determined by a utilization of borrowing base percentage. The average interest rate under the facility approximated 7.2% during the first nine months of 2001 and was 4.7% at September 30, 2001.

   In October 1998, the Company entered into an interest rate swap contract for a two-year period. The contract was for $30.0 million principal with a fixed interest rate of 4.57% payable by the Company and the variable interest rate, the three-month LIBOR, payable by the third party. The difference between the fixed rate and the LIBOR rate was reset and received or paid by the Company in arrears every 90 days. The Company received $363,000 in the first nine months of 2000 pursuant to this contract, which expired in October 2000.

   In conjunction with his appointment in 1998, the Company's President purchased 100,000 shares of common stock at $6.875 per share. The Company loaned him $584,000, represented by an 8.50% recourse promissory note. As approved by the Board of Directors, the President sold 50,000 common shares to the Company for $23.50 per share in March 2001, utilizing a portion of the proceeds to repay his note.

   Between 1996 and 2000, the Company entered into certain arrangements to monetize its Section 29 tax credits. These arrangements resulted in revenue increases of approximately $0.40 per Mcf on production volumes from qualified properties. As the Company's profitability now allows it to utilize tax credits, they were reacquired in March 2001. The Company recorded additional gas revenues of $2.6 million and $602,000 related to Section 29 credits during the nine months ended September 30, 2000 and 2001, respectively.

   The Company's primary cash requirements will be to finance acquisitions, fund development expenditures, repurchase equity securities, repay indebtedness, and general working capital needs. However, future cash flows are subject to a number of variables, including the level of production and oil and gas prices, and there can be no assurance that operations and other capital resources will provide cash in sufficient amounts to maintain planned levels of capital expenditures or that increased capital expenditures will not be undertaken.

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

Certain Factors That May Affect Future Results

   Statements that are not historical facts contained in this report are forward-looking statements that involve risks and uncertainties that could cause actual results to differ from projected results. Such statements address activities, events or developments that the Company expects, believes, projects, intends or anticipates will or may occur, including such matters as future capital, development and exploration expenditures (including the amount and nature thereof), drilling, deepening or refracing of wells, reserve estimates (including estimates of future net revenues associated with such reserves and the present value of such future net revenues), future production of oil and natural gas, business strategies, expansion and growth of the Company's operations, cash flow and anticipated liquidity, prospect development and property acquisition, obtaining financial or industry partners for prospect or program development, or marketing of oil and natural gas. Factors that could cause actual results to differ materially ("Cautionary Disclosures") are described, among other places, in the Marketing, Competition, and Regulation sections in the 2000 Form 10-K and under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations." Without limiting the Cautionary Disclosures so described, Cautionary Disclosures include, among others: general economic conditions, the market price of oil and gas, the risks associated with exploration, the Company's ability to find, acquire, market, develop and produce new properties, operating hazards attendant to the oil and natural gas business, uncertainties in the estimation of proved reserves and in the projection of future rates of production and timing of development expenditures, the strength and financial resources of the Company's competitors, the Company's ability to find and retain skilled personnel, climatic conditions, labor relations, availability and cost of material and equipment, environmental risks, the results of financing efforts, and regulatory developments. All written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Disclosures. The Company disclaims any obligation to update or revise any forward-looking statement to reflect events or circumstances occurring hereafter or to reflect the occurrence of anticipated or unanticipated events.


Market Risk Disclosures

Commodity Price Risk

   The Company's major market risk exposure is in the pricing applicable to its oil and gas production. Realized pricing is primarily driven by the prevailing domestic price for oil and spot prices applicable to the Rocky Mountain and Mid-Continent regions for its gas production. Historically, prices received for oil and gas production have been volatile and unpredictable. Pricing volatility is expected to continue. Natural gas price realizations during 2000 and the first nine months of 2001, exclusive of hedges, ranged from a monthly low of $2.15 per Mcf to a monthly high of $7.65 per Mcf. Oil prices, exclusive of any hedges, ranged from a monthly low of $24.36 per barrel to a monthly high of $33.85 per barrel during 2000 and the first nine months of 2001. A significant decline in prices of oil or natural gas could have a material adverse effect on the Company's financial condition and results of operations.

   From time to time, the Company enters into commodity derivative contracts and fixed-price physical contracts to manage its exposure to oil and gas price volatility. The contracts, which are generally placed with major financial institutions or with counter parties of high credit quality, may take the form of futures contracts, swaps or options. The oil and gas reference prices of these contracts are based upon oil and natural gas futures, which have a high degree of historical correlation with actual prices received by the Company. Currently, the Company's oil and gas swap contracts are designated as cash flow hedges and the remaining discussion will relate exclusively to this type of derivative instrument.

   The Company entered into various swap contracts for oil based on NYMEX prices for the first nine months of 2000 and 2001, recognizing losses of $7.5 million and $437,000, respectively, related to these swap contracts. The Company entered into various swap contracts for natural gas based on the Colorado Interstate Gas ("CIG") index during the first nine months of 2000 and 2001, recognizing losses of $6.3 million and $7.6 million, respectively, related to these swap contracts.

   At September 30, 2001, the Company was a party to swap contracts for oil based on NYMEX prices covering approximately 5,250 barrels of oil per day for the remainder of 2001 at fixed prices ranging from $23.05 to $29.87 per barrel and 2,100 barrels of oil per day for 2002 at fixed prices ranging from $23.11 to $27.32 per barrel. These swaps are summarized in the table below. The overall weighted average hedged price for the swap contracts is $26.52 per barrel for the remainder of 2001 and $25.74 per barrel for 2002. The unrecognized gains on these contracts totaled $3.0 million based on estimated NYMEX market values at September 30, 2001.

   At September 30, 2001, the Company was a party to swap contracts for natural gas based on CIG index prices covering approximately 49,200 MMBtu's per day for the remainder of 2001 at fixed prices ranging from $3.13 to $5.64 per MMBtu. The Company also entered into natural gas swap contracts for 2002, 2003, 2004 and 2005 as of September 30, 2001, which are summarized in the table below. The unrecognized gains on these contracts totaled $63.1 million based on estimated CIG market values at September 30, 2001.

   As of September 30, 2001, the Company was a party to the following fixed price swap and physical arrangements summarized below:


                                           Oil Swaps (NYMEX)
                                --------------------------------------
                                  Daily                   Unrealized
                                  Volume                 Gain / (Loss)
Time Period                        Bbl        $/Bbl      ($/thousand)
-----------                       ------      -----      -------------
10/01/01 - 12/31/01............    5,250      26.52           $ 1,376

01/01/02 - 03/31/02............    4,250      26.46             1,004
04/01/02 - 06/30/02............    3,250      25.53               550
07/01/02 - 09/30/02............      500      23.65                17
10/01/02 - 12/31/02............      500      23.24                16

                                     Natural Gas Swaps (CIG Index)
                                --------------------------------------
                                  Daily                   Unrealized
                                  Volume                 Gain / (Loss)
Time Period                       MMBtu     $/MMBtu      ($/thousands)
---------------------             ------    -------      -------------
10/01/01 - 12/31/01............   49,200      4.02            $10,710

01/01/02 - 03/31/02............   40,000      5.07              9,590
04/01/02 - 06/30/02............   26,650      3.98              4,562
07/01/02 - 09/30/02............   20,000      4.04              3,539
10/01/02 - 12/31/02............   11,630      4.40              1,854

2003...........................   30,000      3.78             11,808
2004...........................   30,000      3.85             10,852
2005...........................   30,000      3.90             10,193

Interest Rate Risk

   At September 30, 2001, the Company had $82.0 million outstanding under its credit facility with an average interest rate of 5.2% and $5.8 million (net) outstanding under its Elysium credit facility with an average interest rate of 4.7%. The Company may elect that all or a portion of the credit facility bear interest at a rate equal to: (i) the Eurodollar rate for one, two, three or six months plus a margin which fluctuates from 1.00% to 1.50% on the Patina facility or 1.50% to 2.00% on the Elysium facility or (ii) the prime rate plus a margin which fluctuates from 0.00% to 0.50% on the Patina facility or 0.25% to 0.75% on the Elysium facility. The average interest rates under the Patina and Elysium facilities approximated 6.3% and 7.2%, respectively during the first nine months of 2001. Assuming no change in the amount outstanding at September 30, 2001, the annual impact on interest expense of a ten percent change in the average interest rate would be approximately $400,000, net of tax. As the interest rate is variable and is reflective of current market conditions, the carrying value approximates the fair value.

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

   The following table indicates the average oil and gas prices received over the last five years and highlights the price fluctuations by quarter for 2000 and the first three quarters of 2001. Average price computations exclude hedging gains and losses and other nonrecurring items to provide comparability. Average prices per Mcfe indicate the composite impact of changes in oil and gas prices. Oil production is converted to gas equivalents at the rate of one barrel per six Mcf.

                                          Average Prices
                                  ----------------------------------
                                               Natural   Equivalent
                                      Oil        Gas        Mcf
                                      ---        ---        ---
         Annual                    (Per Bbl)  (Per Mcf)  (Per Mcfe)
         ------

         1996..................    $20.47      $1.99        $2.41
         1997..................     19.54       2.25         2.55
         1998..................     13.13       1.87         1.96
         1999..................     17.71       2.21         2.40
         2000..................     29.16       3.69         3.96

         Quarterly
         ---------

         2000
         ----
         First.................    $27.30      $2.70        $3.13
         Second................     27.75       3.23         3.55
         Third.................     30.85       3.63         3.96
         Fourth................     30.53       5.03         5.05

         2001
         ----
         First.................    $27.86      $6.16        $5.72
         Second................     26.96       3.70         3.93
         Third.................     25.81       2.21         2.77

PART II. OTHER INFORMATION

Item 1.   Legal Proceedings

     Information with respect to this item is incorporated by reference from Notes to Consolidated Financial Statements in Part 1 of this report.

Item 4.   Submission of Matters to a Vote of Security Holders

    None

Item 6.   Exhibits and Reports on Form 8-K

 (a)  Exhibits -

     10.1 Amended & Restated Patina Oil & Gas Corporation Deferred Compensation Plan for Select Employees *

     *  Filed herewith

 (b) No reports on Form 8-K were filed by Registrant during the quarter ended September 30, 2001.

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



November 2, 2001