Form 10-Q
period 2001-12-31
PATINA OIL & GAS CORP
filed 2002-05-03
CIK 1006264

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                              ____________________


                                   FORM 10-Q
(Mark one)
  [X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended March 31, 2002

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

          Securities registered pursuant to Section 12(b) of the Act:

            Title of class                 Name of exchange on which listed
    ________________________________     ___________________________________
    Common Stock, $.01 par value                New York Stock Exchange

          Securities registered pursuant to Section 12(g) of the Act:
                                     None


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X     No _______.
    -----


   There were 21,736,087 shares of common stock outstanding on May 1, 2002.

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

                         PATINA OIL & GAS CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                       (In thousands except share data)


                                                       December 31,   March 31,
                                                           2001         2002
                                                         --------     ---------
                                                                     (Unaudited)

                                    ASSETS
Current assets
 Cash and equivalents                                    $     250    $     175
 Accounts receivable                                        16,407       16,878
 Inventory and other                                         3,880        4,069
 Unrealized hedging gains                                   20,134        6,978
                                                         ---------    ---------
                                                            40,671       28,100
                                                         ---------    ---------

Unrealized hedging gains                                    31,872       18,800

Oil and gas properties, successful efforts method          780,224      797,207
 Accumulated depletion, depreciation and amortization     (402,213)    (416,699)
                                                         ---------    ---------
                                                           378,011      380,508
                                                         ---------    ---------

Field equipment and other                                    6,605        7,317
 Accumulated depreciation                                   (3,844)      (4,019)
                                                         ---------    ---------
                                                             2,761        3,298
                                                         ---------    ---------

Other assets                                                   258          201
                                                         ---------    ---------
                                                         $ 453,573    $ 430,907
                                                         =========    =========


                     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
 Accounts payable                                        $  27,380    $  29,808
 Income taxes payable                                        6,918            -
 Accrued liabilities                                        10,767        4,642
 Unrealized hedging losses                                       -        8,039
                                                         ---------    ---------
                                                            45,065       42,489
                                                         ---------    ---------

Senior debt                                                 77,000       62,500
Deferred income taxes                                       43,473       44,080
Other noncurrent liabilities                                18,891       14,096
Unrealized hedging losses                                        -        1,469

Commitments and contingencies

Stockholders' equity
 Preferred Stock, $.01 par, 5,000,000 shares
  authorized, none issued                                        -            -
 Common Stock, $.01 par, 100,000,000 shares
  authorized, 21,241,958 and 21,701,925 shares
  issued and outstanding                                       212          217
 Capital in excess of par value                            145,715      153,232
 Retained earnings                                          85,856      100,617
 Other comprehensive income                                 37,361       12,207
                                                         ---------    ---------
                                                           269,144      266,273
                                                         ---------    ---------
                                                         $ 453,573    $ 430,907
                                                         =========    =========

       The accompanying notes are an integral part of these statements.

                         PATINA OIL & GAS CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands except per share data)



                                                  Three Months Ended March 31,
                                                 ------------------------------
                                                     2001              2002
                                                 ------------      ------------
                                                           (Unaudited)
Revenues
 Oil and gas sales                               $   63,566        $    48,008
 Other                                                  886              3,820
                                                 ----------        -----------
                                                     64,452             51,828
                                                 ----------        -----------

Expenses
 Lease operating                                      6,535              7,154
 Production taxes                                     5,367              2,056
 Exploration                                            103                164
 General and administrative                           2,566              2,593
 Interest and other                                   3,050                634
 Depletion, depreciation and amortization            11,901             14,795
                                                 ----------        -----------
                                                     29,522             27,396
                                                 ----------        -----------

Pre-tax income                                       34,930             24,432
                                                 ----------        -----------

Provision for income taxes
 Current                                              6,287              2,745
 Deferred                                             6,288              5,842
                                                 ----------        -----------
                                                     12,575              8,587
                                                 ----------        -----------

Net income                                       $   22,355        $    15,845
                                                 ==========        ===========


Net income per share
 Basic                                           $     1.14        $      0.74
                                                 ==========        ===========
 Diluted                                         $     1.00        $      0.70
                                                 ==========        ===========

Weighted average shares outstanding
 Basic                                               19,605             21,550
                                                 ==========        ===========
 Diluted                                             22,458             22,578
                                                 ==========        ===========

       The accompanying notes are an integral part of these statements.

                         PATINA OIL & GAS CORPORATION

                     CONSOLIDATED STATEMENTS OF CHANGES IN
              STOCKHOLDERS' EQUITY AND OTHER COMPREHENSIVE INCOME
                                (In thousands)


                                                                                                             Other
                                                                                Capital in               Comprehensive    Total
                                Preferred Stock          Common Stock            Excess of    Retained      Income     Stockholders'
                              -------------------  --------------------------
                               Shares     Amount     Shares          Amount     Par Value     Earnings      (Loss)       Equity
                              --------  ---------  ---------      -----------  ------------  ----------  ------------- -------------
Balance, December 31, 2000           -  $       -     20,044      $      200        $151,392  $ 24,854   $          -  $   176,446

Repurchase of common and
 warrants                            -          -     (2,353)            (23)        (51,451)        -              -      (51,474)

Issuance of common                   -          -        673               6           7,663         -              -        7,669

Conversion of warrants               -          -      2,878              29          35,946         -              -       35,975

Tax benefit from stock
 options                             -          -          -               -           2,165         -              -        2,165

Dividends                            -          -          -               -               -    (3,568)             -       (3,568)

Comprehensive income:
Net income                           -          -          -               -               -    64,570              -       64,570
Cumulative effect of accounting
 change, net of tax                  -          -          -               -               -         -        (25,077)     (25,077)
Contract settlements
 reclassed to income                 -          -          -               -               -         -            822          822
Impairment of oil and gas hedges,
 net of tax                          -          -          -               -               -         -          4,077        4,077
Change in unrealized hedging
 gains                               -          -          -               -               -         -         57,539       57,539
                               -------  ---------  ---------      ----------        --------  --------       --------    ---------
 Total comprehensive income          -          -          -               -               -    64,570         37,361      101,931
                               -------  ---------  ---------      ----------        --------  --------       --------    ---------

Balance, December 31, 2001           -          -     21,242             212         145,715    85,856         37,361      269,144

Issuance of common                   -          -        460               5           5,103         -              -        5,108

Tax benefit from stock
 options                             -          -          -               -           2,414         -              -        2,414

Dividends                            -          -          -               -               -    (1,084)             -       (1,084)

Comprehensive income:
Net income                           -          -          -               -               -    15,845              -       15,845
Contract settlements
 reclassed to income                 -          -          -               -               -         -         (8,046)      (8,046)
Change in unrealized hedging
 gains                               -          -          -               -               -         -        (17,108)     (17,108)
                               -------  ---------  ---------      ----------        --------  --------       --------    ---------
 Total comprehensive loss            -          -          -               -               -    15,845        (25,154)      (9,309)
                               -------  ---------  ---------      ----------        --------  --------       --------    ---------

Balance, March 31, 2002
 (unaudited)                         -  $       -     21,702      $      217        $153,232  $100,617       $ 12,207    $ 266,273
                               =======  =========  =========      ==========        ========  ========       ========   ==========

       The accompanying notes are an integral part of these statements.

                          PATINA OIL & GAS CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)



                                                                      Three Months Ended March 31,
                                                                      ---------------------------
                                                                         2001              2002
                                                                      ---------         ---------
                                                                              (Unaudited)
Operating activities
   Net income                                                          $ 22,355          $ 15,845
   Adjustments to reconcile net income to net
    cash provided by operations
        Exploration expense                                                 103               164
        Depletion, depreciation and amortization                         11,901            14,795
        Deferred income taxes                                             6,288             5,842
        Tax benefit from stock options                                        -             2,414
        Reversal of hedging impairment, net                                   -            (2,283)
        Amortization of deferred credits and other                           15                42
        Changes in current and other assets and liabilities
            Decrease (increase) in
                Accounts receivable                                        (763)             (472)
                Inventory and other                                         453               (95)
            Increase (decrease) in
                Accounts payable                                         13,886             2,428
                Accrued liabilities                                      (2,501)           (4,459)
                Other assets and liabilities                              2,973            (5,506)
                                                                       --------          --------
        Net cash provided by operations                                  54,710            28,715
                                                                       --------          --------
Investing activities
   Acquisition, development and exploration                             (23,209)          (18,668)
   Disposition of oil and gas properties                                 15,247             1,429
   Other                                                                   (212)             (849)
                                                                       --------          --------
        Net cash used by investing                                       (8,174)          (18,088)
                                                                       --------          --------
Financing activities
   Decrease in indebtedness                                             (39,000)          (14,500)
   Repayment from affiliate                                              18,500                 -
   Deferred credits                                                     (13,209)                -
   Issuance of common stock                                               2,732             4,882
   Repurchase of common stock                                           (16,925)                -
   Common dividends                                                        (777)           (1,084)
                                                                       --------          --------
        Net cash used by financing                                      (48,679)          (10,702)
                                                                       --------          --------

Decrease in cash                                                         (2,143)              (75)
Cash and equivalents, beginning of period                                 2,653               250
                                                                       --------          --------
Cash and equivalents, end of period                                    $    510          $    175
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

   In November 2000, Patina acquired various property interests out of bankruptcy through Elysium Energy, L.L.C. ("Elysium"), a New York limited liability company, in which Patina holds a 50% interest. Patina invested $21.0 million and provided a $60.0 million credit facility to Elysium, which was subsequently refinanced. See Note (9). The accompanying consolidated financial statements were prepared on a proportionate consolidation basis, including Patina's 50% interest in Elysium's assets, liabilities, revenues and expenses. All significant intercompany balances and transactions have been eliminated in consolidation.

   The Company's operations consist of the acquisition, development, exploitation and production of oil and gas properties. Historically, Patina's properties have been almost exclusively located in the Wattenberg Field of Colorado's D-J Basin. Over the past year, the Company accumulated significant acreage positions in three Rocky Mountain basins and a leasehold position with production in West Texas in an effort to expand and diversify its asset base. Through Elysium and these recently initiated exploration and development projects, the Company now has oil and gas properties in central Kansas, the Illinois Basin, Utah, Wyoming, Texas and the San Joaquin Basin in California.

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Producing Activities

   The Company utilizes the successful efforts method of accounting for its oil and gas properties. Leasehold costs are capitalized when incurred. Unproved properties are assessed periodically within specific geographic areas and impairments in value are charged to expense. Exploratory expenses, including geological and geophysical expenses and delay rentals, are charged to expense as incurred. Exploratory drilling costs are capitalized, but charged to expense if the well is determined to be unsuccessful. Costs of productive wells, unsuccessful developmental wells and productive leases are capitalized and amortized on a unit-of-production basis over the life of the associated oil and gas reserves. Oil is converted to natural gas equivalents (Mcfe) at the rate of one barrel to six Mcf. Amortization of capitalized costs has generally been provided on a field-by-field basis. An accrual of approximately $1.0 million had been provided for estimated future abandonment costs on certain Elysium properties as of March 31, 2002. No accrual has been provided for the Wattenberg properties, as management believes that salvage value will approximate abandonment costs.

   The Company follows the provisions of Statement of Financial Accounting Standards No. 121 ("SFAS 121"), "Accounting for the Impairment of Long-Lived Assets," which requires the Company to assess the need for an impairment of capitalized costs of oil and gas properties on a field-by-field basis. When the net book value of properties exceeds their undiscounted future cash flows, the cost of the property is written down to "fair value," which is determined using discounted future cash flows on a field-by field basis. In 1997, the Company recorded an impairment of $26.0 million to oil and gas properties, primarily due to low oil and gas prices at that time. While no impairments have been necessary since 1997, changes in oil and gas prices, underlying assumptions or amortization units could result in impairments in the future.

Field equipment and other

   Depreciation of field equipment and other is provided using the straight-line method generally ranging from three to five years.

Other Assets

   At December 31, 2001 and March 31, 2002, Other Assets was comprised of loan origination fees related to the Elysium credit facility entered into in May 2001. See Note (9).

Section 29 Tax Credits

   Between 1996 and 2000, the Company entered into various arrangements to monetize its Section 29 tax credits. These arrangements resulted in revenue increases of approximately $0.40 per Mcf on production volumes from qualified properties. The Company recorded additional gas revenues of $600,000 for the three months ended March 31, 2001. As the Company's profitability now allows it to utilize tax credits, they were reacquired in March 2001.

Gas Imbalances

   The Company uses the sales method to account for gas imbalances. Under this method, revenue is recognized based on cash received rather than the Company's proportionate share of gas produced. Gas imbalances at December 31, 2001 and March 31, 2002 were insignificant.

Comprehensive Income

   The Company follows the provisions of SFAS No. 130, "Reporting Comprehensive Income." In addition to net income, comprehensive income includes all changes in equity during a period, except those resulting from investments and distributions to the owners of the Company. The Company had no such changes
prior to 2001.   The components of other comprehensive income and related tax effects for the three months ended March 31, 2002 were as follows (in thousands):


                                                                    Tax        Net of
                                                         Gross     Effect       Tax
                                                       --------   --------   --------
 Other comprehensive income, 12/31/01................. $ 58,376   $(21,015)  $ 37,361
 Change in fair value of hedges.......................  (26,731)     9,623    (17,108)
 Reversal of impairment of oil and gas hedges.........   (3,568)     1,285     (2,283)
 Contract settlements.................................   (9,004)     3,241     (5,763)
                                                       --------   --------   --------
 Other comprehensive income, 03/31/02................. $ 19,073   $ (6,866)  $ 12,207
                                                       ========   ========   ========

   The reversal of impairment related to a fourth quarter 2001 non-cash provision of $6.4 million ($4.1 million net of taxes) to write-off of all outstanding oil and gas hedges with Enron North America ("Enron"). The write-off reduced earnings per share in the quarter and year by $0.18 (fully diluted). In accordance with generally accepted accounting principles, the Company recorded non-cash revenues of $3.6 million in the first quarter of 2002. An additional $2.8 million will be recorded in the course of 2002, as the Enron hedges would have expired.

   The Company received a written offer of $0.25 on the dollar (approximately $1.7 million) to sell its Enron claims to a third party. While the Company has no immediate plans to accept this offer, should management determine that acceptance of this or a similar offer provides the Company with the best opportunity to monetize its Enron bankruptcy claims, the Company will recognize additional earnings at that time or upon any other resolution of the claims.

   The following table schedules out the reversal of the impairment related to the Enron hedges recorded in other comprehensive income at March 31, 2002 and how it will impact earnings for the remainder of 2002 (in thousands):


                                             Reported    Tax     Reported
    2002                                     Revenues  Impact    Earnings
------------                                 --------  -------   --------
Second quarter..........................     $     88  $   (32)  $     56
Third quarter...........................        1,749     (630)     1,119
Fourth quarter..........................          965     (347)       618
                                             --------  -------   --------
                                             $  2,802  $(1,009)  $  1,793
                                             ========  =======   ========

The write-off of the Enron hedges in the fourth quarter of 2001 and the subsequent reversal into income in 2002 have no ultimate economic impact on the financial statements or the Company's financial position.

Financial Instruments

   The book value and estimated fair value of cash and equivalents was $250,000 and $175,000 at December 31, 2001 and March 31, 2002, respectively. The book value and estimated fair value of the senior debt was $77.0 million and $62.5 million at December 31, 2001 and March 31, 2002, respectively. The book value of these assets and liabilities approximates fair value due to their short maturity or floating rate structure of these instruments.

Derivative Instruments and Hedging Activities

   The Company regularly enters into commodity derivative contracts and fixed-price physical contracts to manage its exposure to oil and gas price volatility. The contracts, which are generally placed with major financial institutions or counter parties which management believes to be of high credit quality, may take the form of futures contracts, swaps or options. The oil and gas reference prices of these contracts are based upon oil and natural gas futures, which have a high degree of historical correlation with actual prices received by the Company. Currently, the Company's oil and gas swap contracts are designated as cash flow hedges and the remaining discussion will relate exclusively to this type of derivative instrument.

   The Company entered into various swap contracts for oil based on NYMEX prices for the first quarter of 2001 and 2002, recognizing a loss of $276,000 and a gain of $1.6 million, respectively, related to these contracts. The Company entered into various swap contracts for natural gas based on the Colorado Interstate Gas ("CIG") index during the first quarter of 2001 and 2002, recognizing a loss of $14.7 million and a gain of $7.4 million, respectively, related to these contracts.

   At March 31, 2002, the Company was a party to swap contracts for oil based on NYMEX prices covering approximately 4,750 barrels of oil per day for the remainder of 2002 at fixed prices ranging from $21.50 to $26.43 per barrel and 1,625 barrels of oil per day for 2003 at fixed prices ranging from $22.31 to $23.37 per barrel. These swaps are summarized in the table below. The overall weighted average hedged price for the swap contracts is $23.54 per barrel for the remainder of 2002 and $22.84 per barrel for 2003. The unrecognized losses on these contracts totaled $3.6 million based on NYMEX futures prices at March 31, 2002.

   At March 31, 2002, the Company was a party to swap contracts for natural gas based on CIG index prices covering approximately 71,650 MMBtu's per day for the remainder of 2002 at fixed prices ranging from $1.95 to $4.43 per MMBtu. The overall weighted average hedged price for the swap contracts is $2.81 per MMBtu for the remainder 2002. The Company also entered into natural gas swap contracts for 2003, 2004 and 2005 as of March 31, 2002, which are summarized in the table below. The unrecognized gains on these contracts totaled $19.9 million based on CIG futures prices at March 31, 2002.

At March 31, 2002, the Company was a party to the fixed price swaps summarized below:


                                               Oil Swaps (NYMEX)
                                  ------------------------------------------
                                    Daily                       Unrealized
                                    Volume                      Gain (Loss)
Time Period                          Bbl          $/Bbl        ($/thousands)
-----------                          ---          -----        -------------
04/01/02 - 06/30/02................  4,750        24.76         $   (673)
07/01/02 - 09/30/02................  4,750        23.02           (1,232)
10/01/02 - 12/31/02................  4,750        22.85           (1,008)

2003...............................  1,625        22.84             (667)

                                    Natural Gas Swaps (CIG Index)
                               ----------------------------------------
                               Daily                       Unrealized
                               Volume                      Gain (Loss)
Time Period                    MMBtu       $/MMBtu        ($/thousands)
-----------                    -----       -------        -------------
04/01/02 - 06/30/02..........  75,000       2.90             $ 2,033
07/01/02 - 09/30/02..........  75,000       2.56                 (36)
10/01/02 - 12/31/02..........  65,000       2.99                (942)

2003.........................  55,000       3.42               5,248
2004.........................  30,000       3.85               6,978
2005.........................  30,000       3.90               6,569

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
                                                                                    ======

     During the first quarter of 2002 (excluding the impairment related to the Enron hedges), net hedging gains of $9.0 million ($5.8 million after tax) were transferred from other comprehensive income to earnings and the change in the fair value of outstanding derivative net assets decreased by $26.7 million ($17.1 million after tax). As the underlying prices in the Company's hedge contracts were consistent with the indices used to sell their oil and gas, no ineffectiveness was recognized related to its hedge contracts in the first quarter of 2002. As of March 31, 2002 (excluding the impaired Enron hedges), the Company had net unrealized hedging gains of $16.3 million ($10.4 million after tax), comprised of $7.0 million of current assets, $18.8 million of non-current assets, $8.0 million of current liabilities and $1.5 million of non-current liabilities. Based on futures prices as of March 31, 2002, the Company would reclassify $1.1 million ($679,000 after tax) of net unrealized hedging losses as a decrease to earnings and other comprehensive income in the next twelve months.

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

Per Share Data

     The Company uses weighted average shares outstanding to calculate earnings per share. When dilutive, options, warrants and common stock issuable on conversion of convertible securities are included as share equivalents using the treasury stock method and included in the calculation of diluted earnings per share. See Note (5).

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

Other

   All liquid investments with a maturity of three months or less are considered to be cash equivalents. Certain amounts in prior period consolidated financial statements have been reclassified to conform with the current classifications. The consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries and 50% of the Elysium accounts. All significant intercompany balances and transactions have been eliminated in consolidation. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

   In the opinion of management, those adjustments to the financial statements (all of which are of a normal and recurring nature) necessary to present fairly the Company's financial position and results of operations have been made. These interim financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

Recent Accounting Pronouncements

   In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations," which addresses accounting and reporting for business combinations. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001. The adoption of SFAS No. 141 did not have a material impact on the Company's financial position or results of operations.

   In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets," which addresses the accounting and reporting for goodwill subsequent to an acquisition. The new standard eliminates the requirement to amortize acquired goodwill; instead, such goodwill shall be reviewed at least annually for impairment. SFAS No. 142 was effective for the Company in 2002. The adoption of SFAS No. 142 did not have a material impact on the Company's financial position or results of operations.

   In July 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which requires that the fair value of a liability for asset retirement obligations be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The asset retirement liability will be allocated to operating expense by using a systematic and rational method. The statement is effective for the Company in 2003. The Company has not yet determined the impact of adoption of this statement. Given the Company's large number of wells and that the salvage value has historically been assumed to offset the plugging liability, adoption could lead to a material increase in the Company's assets and liabilities.

   In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which provides a single accounting model for long-lived assets to be disposed of and changes the criteria that would have to be met to classify an asset as held-for-sale. The statement also requires expected future operating losses from discontinued operations to be recognized in the periods in which the losses are incurred, which is a change from the current requirement of recognizing such operating losses as of the measurement date. The statement is effective for the Company in 2002. The adoption of SFAS No. 144 did not have material effect on the Company's financial position or results of operations.

(3) OIL AND GAS PROPERTIES

    The cost of oil and gas properties at December 31, 2001 and March 31, 2002 included approximately $4.8 million and $4.7 million, respectively, in net unevaluated leasehold costs for acreage that is generally held for exploration or development to which proved reserves have not been assigned. These amounts have been excluded from amortization during the respective period. The following table sets forth costs incurred related to oil and gas properties:


                                                               Three
                                             Year Ended     Months Ended
                                            December 31,      March 31,
                                                2001            2002
                                            ------------    ------------
                                                   (In thousands)

      Development.......................      $ 77,343         $18,452
      Acquisition - evaluated...........         6,603              26
      Acquisition - unevaluated.........         3,627              25
      Exploration and other.............           513             163
                                              --------         -------
                                              $ 88,086         $18,666
                                              ========         =======

      Disposition.......................      $(16,468)        $(1,429)
                                              ========         =======

      Depletion rate (per Mcfe).........      $   0.86         $  0.91
                                              ========         =======

    The disposition of properties for the year ended December 31, 2001 related primarily to the sale of Elysium properties in the Lake Washington Field in Louisiana for $30.5 million in March 2001 ($15.25 million net to the Company).

(4) INDEBTEDNESS

    The following indebtedness was outstanding on the respective dates:

                                                  December 31,  March 31,
                                                      2001        2002
                                                    -------     -------
                                                       (In thousands)

         Bank facility - Patina..............       $71,000     $57,000
         Bank facility - Elysium, net........         6,000       5,500
         Less current portion................             -           -
                                                    -------     -------
         Senior debt, net....................       $77,000     $62,500
                                                    =======     =======

    In July 1999, the Company entered into an Amended Bank Credit Agreement (the "Credit Agreement") providing for a $200.0 million revolving credit facility. The amount available under the facility is re-determined each May 1 and November 1, and equaled $125.0 million at March 31, 2002. Patina had $68.0 million available under the Credit Agreement at March 31, 2002.

    The Company may elect that all or a portion of the credit facility bear interest at a rate equal to: (i) the Eurodollar rate for one, two, three or six months plus a margin which fluctuates from 1.00% to 1.50%, or (ii) the prime rate plus a margin which fluctuates from 0.00% to 0.50%. The margins are determined by a debt to EBITDA ratio. The weighted average interest rate under the facility was 3.0% during the first quarter of 2002 and 3.1% at March 31, 2002.

    The Credit Agreement contains financial covenants, including but not limited to a maximum total debt to EBITDA ratio and a minimum current ratio. It also contains negative covenants, including but not limited to restrictions on indebtedness; certain liens; guaranties, speculative derivatives and other similar obligations; asset dispositions; dividends, loans and advances; creation of subsidiaries; investments; leases; acquisitions; mergers; changes in fiscal year; transactions with affiliates; changes in business conducted; sale and leaseback and operating lease transactions; sale of receivables; prepayment of other indebtedness; amendments to principal documents; negative pledge causes; issuance of securities; and non-speculative commodity hedging. Borrowings under the Credit Agreement mature in July 2003, but may be prepaid at anytime. The Company has periodically extended the Credit Agreement; however, there is no assurance it will be able to do so in the future. The Company had a restricted payment basket under the Credit Agreement of $51.1 million as of March 31, 2002, which may be used to repurchase equity securities, pay dividends or make other restricted payments.

    The Company loaned Elysium $53.0 million at the closing of the Elysium transaction in November 2000. In May 2001, Elysium refinanced this loan with outside banks and entered into a Bank Credit Agreement (the "Elysium Credit Agreement") providing for a $60.0 million revolving credit facility. The amount available under the facility is re-determined each May 1 and November 1, and equaled $20.0 million ($10.0 million net to Patina) at March 31, 2002. Elysium had $9.0 million ($4.5 million net to Patina) available under the Elysium Credit Agreement at March 31, 2002.

    The Elysium facility is non-recourse to Patina and contains financial covenants, including but not limited to a maximum total debt to EBITDA ratio, a minimum current ratio and minimum tangible net worth. Borrowings under the Elysium Credit Agreement mature in May 2004, but may be prepaid at anytime. Elysium may elect that all or a portion of the credit facility bear interest at a rate equal to: (i) the Eurodollar rate for one, two, three or six months plus a margin which fluctuates from 1.50% to 2.00%, or (ii) the prime rate plus a margin which fluctuates from 0.25% to 0.75%. The margin is determined by a utilization of borrowing base percentage. The weighted average interest rate under the facility was 3.8% during the first quarter of 2002 and 3.8% at March 31, 2002.

    Scheduled maturities of indebtedness for the next five years are zero in 2002, $57.0 million in 2003 and $5.5 million in 2004. Management intends to extend the maturity of its credit facility on a regular basis; however, there can be no assurance it will be able to do so. Cash payments for interest totaled $3.2 million and $507,000 during the first quarters of 2001 and 2002, respectively.

(5)  STOCKHOLDERS' EQUITY

     A total of 100.0 million common shares, $0.01 par value, are authorized of which 21.7 million were issued and outstanding at March 31, 2002. The common stock is listed on the New York Stock Exchange. A quarterly cash dividend of $0.01 per common share was initiated in December 1997, increased to $0.02 per share in the fourth quarter of 1999, to $0.04 per share in the fourth quarter of 2000 and to $0.05 per share in the fourth quarter of 2001. The Company has a stockholders' rights plan designed to insure that stockholders receive fair value for their shares in the event of certain takeover attempts. The following is a schedule of the changes in the Company's shares of common stock since January 1, 2001:

                                                                      Three
                                                   Year Ended      Months Ended
                                               December 31, 2001  March 31, 2002
                                               -----------------  --------------
       Beginning shares......................     20,043,900        21,242,000

       Exercise of stock options.............        436,300           371,400
       Issued under Stock Purchase Plan......         98,000                 -
       Issued in lieu of salaries & bonuses..         67,900            78,800
       Issued for directors fees.............          1,500               300
       Exercise of $12.50 warrants...........      2,878,000                 -
       Issued to deferred compensation plan..         11,900             9,500
       Stock grant vesting...................         33,300                 -
       401(K) plan contribution..............         24,200                 -
                                                  ----------        ----------
       Total shares issued...................      3,551,100           460,000

       Repurchases...........................     (2,353,000)                -
                                                  ----------        ----------

       Ending shares.........................     21,242,000        21,702,000
                                                  ==========        ==========

     During 2001, the Company repurchased and retired shares of its common stock for $51.5 million and 2,878,000 $12.50 warrants were converted into common stock with the Company receiving cash proceeds of $36.0 million. The remaining warrants expired on May 2, 2001.

     A total of 5,000,000 preferred shares, $0.01 par value, are authorized with no shares issued and outstanding at March 31, 2002.

     The following is the calculation of basic and diluted earnings per share:

                                             Three Months Ended March 31,
                                   -----------------------------------------------
                                             2001                    2002
                                   -----------------------  ----------------------
                                    Net     Common   Per     Net     Common   Per
                                   Income   Shares  Share   Income   Shares  Share
                                   -------  ------  ------  -------  ------  -----
Basic net income attributable
 to common stock                   $22,355  19,605  $ 1.14  $15,845  21,550  $0.74
                                                    ======                   =====

Effect of dilutive securities:
Stock options                            -   1,416                -   1,028
Stock grant                              -      27                -       -
$12.50 warrants                          -   1,410                -       -
                                   -------  ------          -------  ------
Diluted net income attributable
 to common stock                   $22,355  22,458  $ 1.00  $15,845  22,578  $0.70
                                   =======  ======  ======  =======  ======  =====

(6)  EMPLOYEE BENEFIT PLANS

401(k) Savings

     The Company maintains a 401(k) profit sharing and savings plan ("401(k) Plan"). Eligible employees may make voluntary contributions to the 401(k) Plan. The Company may, at its discretion, make additional matching or profit sharing contributions to the 401(k) Plan. The Company made profit sharing contributions of $589,000 and $647,000 for 2000 and 2001, respectively. The contributions were made in common stock at its market value. A total of 29,600 and 24,200 common shares were contributed in 2000 and 2001, respectively.

Stock Purchase Plan

     The Company maintains a shareholder approved stock purchase plan ("Stock Purchase Plan"). Pursuant to the Stock Purchase Plan, officers, directors and certain managers are eligible to purchase shares of common stock at prices ranging from 50% to 85% of the closing price of the stock on the trading day prior to the date of purchase ("Market Price"). To date, all purchase prices have been set at 75% of Market Price. In addition, employee participants may be granted the right to purchase shares pursuant to the Stock Purchase Plan with all or a part of their salary and bonus. A total of 500,000 shares of common stock are reserved for possible purchase under the Stock Purchase Plan. In May 1999, an amendment to the Stock Purchase Plan was approved by the stockholders allowing for the annual renewal of the 500,000 shares of common stock reserved for possible purchase under the Stock Purchase Plan. Plan years run from the date of the Annual Meeting through the next Annual Meeting. In 2000, the Board of Directors approved 116,300 common shares (exclusive of shares available for purchase with participants' salaries and bonuses) for possible purchase by participants during the plan year. As of March 31, 2001, participants had purchased 138,200 shares of common stock, including 85,800 shares purchased with participants' 1999 bonuses, at an average price of $12.12 per share ($9.09 net price per share), resulting in cash proceeds to the Company of $665,000. In 2001, the Board of Directors approved 121,300 common shares (exclusive of shares available for purchase with participants' salaries and bonuses) for possible purchase by participants during the plan year. As of March 31, 2002, participants had purchased 176,700 shares of common stock, including 78,700 shares purchased with participants' 2001 bonuses, at an average price of $26.26 per share ($19.70 net price per share), resulting in cash proceeds to the Company of $2.0 million. No other purchases were made under the Stock Purchase Plan during the three months ended March 31, 2001 and 2002.

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

                                                                      Weighted
                                                       Range          Average
                                       Options      of Exercise       Exercise
               Year                    Granted         Prices          Price
               ----                    -------         ------          -----
               2000.................   505,000    $ 9.19 - $21.94      $ 9.34
               2001.................   634,000    $22.61 - $33.03      $22.91
               2002.................   708,000    $25.77 - $29.67      $25.87

     The Company also maintains a shareholder approved stock grant and option plan for non-employee Directors (the "Directors' Plan"). The Directors' Plan provides for each non-employee Director to receive common shares having a market value equal to $2,500 quarterly in payment of one-half of their retainer. In April 2002, the cash portion of the quarterly Director payments was increased to $5,000. A total of 1,500 shares were issued in 2001 and 300 in the first quarter of 2002. It also provides for 5,000 options to be granted to each non-employee Director upon appointment and upon annual re-election, thereafter. The options vest over a three-year period (30%, 60%, 100%) and expire five years from the date of grant. The following is a summary of stock options granted under the Directors' Plan:

                                                                 Weighted
                                                 Range           Average
                                Options       of Exercise        Exercise
               Year             Granted         Prices            Price
               ----             -------         ------            -----
               2000..........    25,000     $   17.44             $17.44
               2001..........    25,000     $24.59 - $32.85       $31.20


(7)  FEDERAL INCOME TAXES

     A reconciliation of the federal statutory rate to the Company's effective rate as it applies to the tax provision for the three months ended March 31, 2001 and 2002 follows:


                                                              2001    2002
                                                              ----    ----
Federal statutory rate......................................    35%     35%
State income tax rate, net of federal benefit...............     3%      3%
Decrease in valuation allowance against deferred tax asset..    (2%)     -
Section 29 tax credits......................................     -      (3%)
                                                              ----    ----
Effective income tax rate...................................    36%     35%
                                                              ====    ====

     At March 31, 2002, $5.9 million of tax benefits related to unrealized hedging losses were included as a reduction to deferred income taxes payable.

     For tax purposes, the Company had regular net operating loss carryforwards of approximately $41.0 million and alternative minimum tax ("AMT") loss carryforwards of approximately $26.6 million at December 31, 2001. Utilization of $30.3 million of the regular net operating loss carryforwards will be limited to approximately $4.7 million per year as a result of the Gerrity acquisition in 1996. These carryforwards expire between 2010 and 2018. At December 31, 2001, the Company had AMT credit carryforwards of $4.1 million that are available indefinitely. No cash payments were made for federal taxes during 2000. The Company paid $11.1 million in federal taxes in 2001.

     Operating cash flows in the first quarter of 2002 were benefited by $2.4 million related to the tax deduction generated from the exercise and same day sale of stock options. Generally accepted accounting principles don't allow for this deduction to be offset against the tax provision on the income statement. This deduction is recorded as an addition to additional paid in capital and as a reduction to the tax liability on the balance sheet.


(8)  MAJOR CUSTOMERS

     During the three months ended March 31, 2001 and 2002, Duke Energy Field Services, Inc. accounted for 28%, and 28%, BP Amoco Production Company accounted for 11% and 8%, E-Prime accounted for 14% and 12%, and Reliant Energy accounted for 12% and 0% of revenues, respectively. Management believes that the loss of any individual purchaser would not have a long-term material adverse impact on the financial position or results of operations of the Company.


(9)  RELATED PARTY

     In March 2001, the Company loaned an officer $50,000, represented by a 7.00% recourse promissory note. The note is scheduled for annual principal reductions each March, with payment in full due in 2004. The scheduled principal reduction of $15,000 and the associated interest payment were received in March 2002. In May 2001, a director purchased 10,000 common shares from the Company under the Stock Purchase Plan. The Company loaned the director $136,000 to finance a portion of this purchase. The loan is due May 2004 and is represented by a 7.50% recourse promissory note.

     In conjunction with the acquisition of Elysium in November 2000, Patina agreed to loan Elysium up to $60.0 million. In May 2001, Elysium entered into a credit facility with a third party bank. The proceeds from this facility were used to repay Patina. Elysium paid interest of $882,000 in the first quarter of 2001 to Patina under the revolving credit facility.

     Patina provides certain administrative services to Elysium under an operating agreement. The Company was paid $117,000 and $729,000 for these services for the three months ended March 31, 2001 and 2002, respectively. In December 2001, Elysium's office in The Woodlands, Texas was closed and all administrative functions were moved to Denver, Colorado. As such, the Company entered into a management agreement with Elysium providing for an indirect monthly reimbursement of $243,000 and any direct charges for providing this service.

(10) COMMITMENTS AND CONTINGENCIES

     The Company leases office space and certain equipment under non-cancelable operating leases. Future minimum lease payments under such leases approximate $900,000 per year through 2005.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Critical Accounting Policies and Estimates

   The Company's discussion and analysis of its financial condition and results of operation are based on consolidated financial statements which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. The Company analyzes its estimates, including those related to oil and gas revenues, bad debts, oil and gas properties, marketable securities, income taxes, contingencies and litigation. The Company bases its estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements. The Company recognizes revenues from the sale of oil and gas in the period delivered. We provide an allowance for doubtful accounts for specific receivables we judge unlikely to be collected. Oil and gas properties are accounted for under the successful efforts method of accounting and are periodically evaluated for possible impairment. Impairments are recorded when management believes that a property's net book value is not recoverable based on current estimates of estimated future cash flows.

Factors Affecting Financial Condition and Liquidity

Liquidity and Capital Resources

   During the three months ended March 31, 2002, the Company spent $18.5 million on the further development of properties. The development expenditures included $17.2 million in Wattenberg for the drilling or deepening of five J-Sand wells, 107 Codell refracs, and three recompletions, $683,000 on drilling two wells on the Adams Baggett project in West Texas and $264,000 on performing four minor recompletions and a deepening on the Elysium properties. These projects and the continued success in production enhancement allowed production to increase 16% over the prior year. The Company had announced that it anticipated incurring approximately $77.0 million on the further development of its properties during 2002. A proposal to the Board of Directors to increase that level expenditures to $88.0 million given recent results is under consideration. The decision to increase or decrease development activity is heavily dependent on oil and gas prices.

   At March 31, 2002, the Company had $430.9 million of assets. Total capitalization was $372.9 million, of which 71% was represented by stockholders' equity, 17% by bank debt and 12% by deferred income taxes. During the first quarter of 2002, net cash provided by operations totaled $28.7 million, as compared to $54.7 million in 2001 ($36.8 million and $40.7 million prior to changes in working capital, respectively). At March 31, 2002, there were no significant commitments for capital expenditures. Based upon an $88.0 million capital budget for 2002, the Company expects production to continue to increase in the coming year. The level of these and other future expenditures is largely discretionary, and the amount of funds devoted to any particular activity may increase or decrease significantly, depending on available opportunities and market conditions. The Company plans to finance its ongoing development, acquisition and exploration expenditures and additional equity repurchases using internal cash flow, proceeds from asset sales and bank borrowings. In addition, joint ventures or future public and private offerings of debt or equity securities may be utilized.

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

   The following summarizes the Company's contractual obligations at March 31, 2002 and the effect such obligations are expected to have on its liquidity and cash flow in future periods (in thousands):

                                         Less than    1-3      After
                                          One Year   Years    3 Years   Total
                                         ---------  -------   -------  --------
   Long term debt......................  $     -    $ 62,500* $     -  $ 62,500
   Non-cancelable operating leases.....      907       1,909      652     3,468
                                         -------    --------  -------  --------
   Total contractual cash obligations..  $   907    $ 64,409  $   652  $ 65,968
                                         =======    ========  =======  ========

   * Due at termination dates in each of the Company's credit facilities, which the Company expects to renew.

Indebtedness

   The following summarizes the Company's borrowings and availability under Patina's and Elysium's revolving credit facilities (in thousands):

                                          March 31, 2002
                                -----------------------------------
                                Borrowing
   Revolving Credit Facilities    Base      Outstanding   Available
   ---------------------------  ---------  -------------  ---------
   Patina....................   $ 125,000  $   57,000     $  68,000
   Elysium (net to Patina)...      10,000       5,500         4,500
                                ---------  ----------     ---------
   Total.....................   $ 135,000  $   62,500     $  72,500
                                =========  ==========     =========

   In 1999, the Company entered into an Amended Bank Credit Agreement (the "Credit Agreement") providing for a $200.0 million revolving credit facility. The amount available under the facility is re-determined each May 1 and November 1, and equaled $125.0 million at March 31, 2002. The borrowing base was reduced in November 2001, at Patina's election, to minimize commitment fees on the facility. Patina had $68.0 million available under the Credit Agreement at March 31, 2002.

   The Company may elect that all or a portion of the credit facility bear interest at a rate equal to: (i) the Eurodollar rate for one, two, three or six months plus a margin which fluctuates from 1.00% to 1.50%, or (ii) the prime rate plus a margin which fluctuates from 0.00% to 0.50%. The margins are determined by a debt to EBITDA ratio. The weighted average interest rate under the facility was 3.0% during the first quarter of 2002 and 3.1% at March 31, 2002.

   The Credit Agreement contains financial covenants, including but not limited to a maximum total debt to EBITDA ratio and a minimum current ratio. It also contains negative covenants, including but not limited to restrictions on indebtedness; certain liens; guaranties, speculative derivatives and other similar obligations; asset dispositions; dividends, loans and advances; creation of subsidiaries; investments; leases; acquisitions; mergers; changes in fiscal year; transactions with affiliates; changes in business conducted; sale and leaseback and operating lease transactions; sale of receivables; prepayment of other indebtedness; amendments to principal documents; negative pledge causes; issuance of securities; and non-speculative commodity hedging. Borrowings under the Credit Agreement mature in July 2003, but may be prepaid at anytime. The Company has periodically extended the Credit Agreement; however, there is no assurance it will be able to do so in the future. The Company had a restricted payment basket under the Credit Agreement of $51.1 million as of March 31, 2002, which may be used to repurchase equity securities, pay dividends or make other restricted payments.

   The Company loaned Elysium $53.0 million at the closing of the Elysium transaction in November 2000. In May 2001, Elysium refinanced this loan with outside banks and entered into a Bank Credit Agreement (the "Elysium Credit Agreement") providing for a $60.0 million revolving credit facility. The amount available under the facility is re-determined each May 1 and November 1, and equaled $20.0 million ($10.0 million net to Patina) at March 31, 2002. Elysium had $9.0 million ($4.5 million net to Patina) available under the Elysium Credit Agreement at March 31, 2002.

   The Elysium facility is non-recourse to Patina and contains financial covenants, including but not limited to a maximum total debt to EBITDA ratio, a minimum current ratio and minimum tangible net worth. Borrowings under the Elysium Credit Agreement mature in May 2004, but may be prepaid at anytime. Elysium may elect that all or a portion of the credit facility bear interest at a rate equal to: (i) the Eurodollar rate for one, two, three or six months plus a margin which fluctuates from 1.50% to 2.00%, or (ii) the prime rate plus a margin which fluctuates from 0.25% to 0.75%. The margin is determined by a utilization of borrowing base percentage. The weighted average interest rate under the facility was 3.8% during the first quarter of 2002 and 3.8% at March 31, 2002.

Cash Flow

    The Company's principal sources of cash are operating cash flow and bank borrowings. The Company's cash flow is highly dependent on oil and gas prices. Pricing volatility will be somewhat reduced as the Company has entered into hedging agreements for 2002, 2003, 2004 and 2005, respectively. The $18.7 million of capital expenditures for the first quarter of 2002 were funded entirely with internal cash flow. A proposal to the Board of Directors to increase the 2002 approved capital budget of $77.0 million to $88.0 million is currently under consideration. The proposed 2002 capital budget of $88.0 million, comprised of approximately $77.0 million of development expenditures in Wattenberg, is expected to increase production over 10%. The Company expects the capital program to be funded with internal cash flow. As such, exclusive of any acquisitions or significant equity repurchases, management expects to continue to reduce long-term debt in 2002.

     Net cash provided by operations in the three months ended March 31, 2001 and 2002 was $54.7 million and $28.7 million, respectively. Cash flow from operations decreased due to the sharp decline in oil and gas prices from the first quarter of 2001, somewhat offset by the 16% increase in oil and gas production. As a result of the lower prices, production taxes declined, more than offsetting the slight increase in lease operating expenses. Interest expense declined due to the continued repayment of debt and lower average interest rates in 2002. Operating cash flows in the first quarter of 2002 were benefited by $2.4 million related to the tax deduction generated from the exercise and same day sale of stock options.

     Net cash used by investing in the three months ended March 31, 2001 and 2002 totaled $8.2 million and $18.1 million, respectively. Acquisition, development and exploration expenditures totaled $18.7 million in the first quarter of 2002 compared to $23.2 million in 2001. The decrease in expenditures in the first quarter of 2002 was primarily due to the Company incurring $5.4 million of acquisition costs in the first quarter of 2001 related to the initiation of our grassroots projects. Development expenditures in Wattenberg remained relatively constant at $17.2 million in 2002. The net expenditure amount in the first quarter of 2001 was reduced due to $16.5 million of proceeds from sales of assets, primarily Elysium's properties in the Lake Washington Field in Louisiana.

     Net cash used by financing in the three months ended March 31, 2001 and 2002 was $48.7 million and $10.7 million, respectively. Sources of financing have been primarily bank borrowings. During the first quarter of 2001, the combination of operating cash flow, the refinancing of Elysium loan, and proceeds from the sale of the Lake Washington properties, allowed the Company to repay $39.0 million of bank debt, repurchase $17.0 million of equity securities and fund capital development and acquisition expenditures of $23.2 million. During the first quarter of 2002, the combination of operating cash flow and $4.9 million in proceeds from the exercise of stock options, allowed the Company to repay $14.5 million of bank debt and fund capital development and acquisition expenditures of $18.7 million.

Capital Requirements

    During the first quarter of 2002, $18.7 million of capital was expended, primarily on development projects. This represented approximately 51% of internal cash flow. The proposed 2002 capital budget of $88.0 million is expected to increase production over 10%. The Company expects the capital program to be funded with internal cash flow. As such, exclusive of any acquisitions or significant equity repurchases, management expects to continue to reduce long-term debt in 2002. Development and exploration activities are highly discretionary, and, for the foreseeable future, management expects such activities to be maintained at levels equal to or below internal cash flow.

Hedging

     The Company regularly enters into hedging agreements to reduce the impact on its operations of fluctuations in oil and gas prices. All such contracts are entered into solely to hedge prices and limit volatility. The Company's current policy is to hedge between 50% and 75% of its production, when futures prices justify, on a rolling twelve to eighteen month basis. Due to the exceptional gas prices in 2001, the Company extended their hedging program into 2005. At March 31, 2002, hedges were in place covering 61.7 Bcf at prices averaging $3.39 per MMBtu and 1,898,000 barrels of oil averaging $23.33 per barrel. The estimated fair value of the Company's hedge contracts that would be realized on termination, approximated a net unrealized pre-tax gain of $16.3 million ($10.4 million gain net of $5.9 million of deferred taxes) at March 31, 2002, which is presented on the balance sheet as a short-term gain of $7.0 million, a long-term gain of $18.8 million, a short term liability of $8.0 million and a long term liability of $1.5 million based on contract expiration. The gas contracts expire monthly through December 2005 and the oil contracts expire monthly through December 2003. Gains or losses on both realized and unrealized hedging transactions are determined as the difference between the contract price and a reference price, generally NYMEX for oil and the Colorado Interstate Gas ("CIG")
index for natural gas.   Transaction gains and losses are determined monthly and
are included as increases or decreases in oil and gas revenues in the period the
hedged production is sold.   Any ineffective portion of such hedges is
recognized in earnings as it occurs. Net pre-tax gains relating to these derivatives in 2001 and the first quarter of 2002 were $4.0 million and $9.0 million, respectively. Effective January 1, 2001, the unrealized gains (losses) on these hedging positions were recorded at an estimate of fair value which the Company based on a comparison of the contract price and a reference price, generally NYMEX or CIG, on the Company's balance sheet as Other comprehensive income (loss), a component of Stockholders' Equity.

Basis Differentials

   The Company sells the majority of its gas production based on the Colorado Interstate Gas ("CIG") index. The realized price of the Company's gas and that of other Rocky Mountain producers has historically traded at a discount to NYMEX gas. This discount is referred to as a "basis differential" and averaged $0.78 per MMBtu in 2001, ranging from a positive differential of $0.02 per MMBtu in February 2001 to a negative differential of $1.43 MMBtu in July 2001. The CIG basis differential for the first quarter of 2002 averaged $0.38 discount from NYMEX. Based on futures prices as of March 31, 2002, the basis differential for CIG from NYMEX for April 2002 through December 2002 averaged a $0.84 per MMBtu discount, ranging from a discount of $1.09 per MMBtu in June 2002 to a discount of $0.42 per MMBtu in December 2002.

Results of Operations

Three months ended March 31, 2002 compared to the three months ended March 31, 2001.

     Revenues for the first quarter of 2002 totaled $51.8 million, a 20% decrease from the prior year period. Net income for the first quarter of 2002 totaled $15.8 million compared to $22.4 million in 2001. The decreases in revenue and net income were due to lower oil and gas prices, somewhat offset by increasing production.

    Average daily oil and gas production in the first quarter of 2002 totaled 8,044 barrels and 128.2 MMcf (176.4 MMcfe), an increase of 16% on an equivalent basis from the same period in 2001. The rise in production was due to the continued development activity in Wattenberg, contributions from our Elysium operations and to a minor degree, the grassroots projects. During the first quarter of 2002, five wells were drilled or deepened and 107 refracs and three recompletions were performed in Wattenberg, compared to 19 new wells or deepenings and 99 refracs and two recompletions in Wattenberg in 2001. Based upon an $88.0 million development budget for 2002, the Company expects production to continue to increase in the coming year.

    Average oil prices decreased 15% from $27.44 per barrel in the first quarter of 2001 to $23.26 in 2002. Average gas prices decreased 42% from $4.65 per Mcf in the first quarter of 2001 to $2.70 in 2002. Average oil prices include hedging losses of $276,000 or $0.41 per barrel in the first quarter of 2001 and hedging gains of $1.6 million or $2.24 per barrel in 2002. Average gas prices included hedging losses of $14.7 million or $1.51 per Mcf in the first quarter of 2001 and hedging gains of $7.4 million or $0.64 per Mcf in 2002. Lease operating expenses totaled $7.2 million or $0.45 per Mcfe for the first quarter of 2002 compared to $6.5 million or $0.48 per Mcfe in the prior year period. The increase in operating expenses was primarily attributed to $524,000 of additional operating expenses associated with the grassroots projects. Production taxes totaled $2.1 million or $0.13 per Mcfe in the first quarter of 2002 compared to $5.4 million in 2001 or $0.39 per Mcfe. The $3.3 million decrease was a result of lower oil and gas prices. Production taxes are calculated on unhedged oil and gas revenues. The significant decrease coincides with the large drop in unhedged oil and gas prices (oil dropped 25% while gas dropped 66% from the first quarter of 2001).

    General and administrative expenses for the first quarter of 2002, net of reimbursements, totaled $2.6 million, approximately the same level incurred in 2001. In December 2001, Elysium's administrative offices in Texas were closed down and their functions were moved to Denver, Colorado. This move should result in over $500,000 of savings in 2002.

    Interest and other expenses fell to $634,000 in the first quarter of 2002, a decrease of nearly 80% from the prior year period. Interest expense decreased as a result of lower average debt balances and lower average interest rates. The Company's average interest rate during the first quarter of 2002 was 3.1% compared to 7.0% in 2001.

    Depletion, depreciation and amortization expense for the first quarter of 2002 totaled $14.8 million, an increase of $2.9 million or 24% from 2001. Depletion expense totaled $14.5 million or $0.91 per Mcfe for the first quarter of 2002 compared to $11.6 million or $0.85 per Mcfe for 2001. The increase in depletion expense resulted primarily from the 16% increase in oil and gas production in the first quarter of 2002 and a higher depletion rate. The depletion rate was increased in the fourth quarter of 2001 in conjunction with the completion of the year-end 2001 reserve report. The increased depletion rate reflects the lower oil and gas reserves resulting from lower year-end oil and gas prices. Depreciation and amortization expense for the three months ended March 31, 2002 totaled $309,000 or $0.02 per Mcfe, approximately the same per unit rate as in the first quarter of 2001.

   Provision for income taxes for the first quarter of 2002 totaled $8.6 million, a decrease of $4.0 million from the same period in 2001. The decrease was due to lower earnings and utilization of the Section 29 tax credits in 2002. The Company recorded a 35% tax provision for the first quarter of 2002 compared to a 36% tax provision in 2001.

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

   The following table indicates the average oil and gas prices received over the last five years and highlights the price fluctuations by quarter for 2001 and 2002. Average price computations exclude hedging gains and losses and other nonrecurring items to provide comparability. Average prices per Mcfe indicate the composite impact of changes in oil and natural gas prices. Oil production is converted to natural gas equivalents at the rate of one barrel per six Mcf.

                                              Average Prices
                                   -----------------------------------------
                                                   Natural    Equivalent
                                      Oil            Gas         Mcf
                                      ---            ---         ---
                                   (Per Bbl)      (Per Mcf)   (Per Mcfe)
       Annual
       ------
       1997...................     $  19.54       $   2.25    $    2.55
       1998...................        13.13           1.87         1.96
       1999...................        17.71           2.21         2.40
       2000...................        29.16           3.69         3.96
       2001...................        24.99           3.42         3.63

       Quarterly
       ---------

       2001
       ----
       First..................     $  27.86       $   6.09    $    5.67
       Second.................        26.96           3.70         3.93
       Third..................        25.81           2.21         2.77
       Fourth.................        19.69           1.94         2.31

       2002
       ----
       First..................     $  21.02       $   2.06    $    2.45

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Commodity Price Risk

   The Company's major market risk exposure is to oil and gas prices. Pricing is primarily driven by the prevailing domestic price for oil and prices applicable to the Rocky Mountain and Mid-Continent natural gas production. Historically, prices received for oil and gas production have been volatile and unpredictable. Pricing volatility is expected to continue. Natural gas price realizations during 2001 and the first three months of 2002, exclusive of any hedges, ranged from a monthly low of $1.34 per Mcf to a monthly high of $7.65 per Mcf. Oil prices, exclusive of any hedges, ranged from a monthly low of $18.74 per barrel to a monthly high of $28.87 per barrel during 2001 and the first three months of 2002. While oil and gas prices decreased significantly in the second half of 2001, they have increased in 2002. A significant decline in the price of oil or gas could have a material adverse effect on the Company's financial condition and results of operations.

   In the first quarter of 2002, a 10% reduction in oil and gas prices, excluding oil and gas quantities that were fixed through hedging transactions, would have reduced revenues by $2.7 million. If oil and gas future prices at March 31, 2002 had declined by 10%, the unrealized hedging gains at that date would have increased by $23.7 million (from $16.3 million to $40.0 million).

   The Company regularly enters into commodity derivative contracts and fixed-price physical contracts to manage its exposure to oil and gas price volatility. The contracts, which are generally placed with major financial institutions or counter parties which management believes to be of high credit quality, may take the form of futures contracts, swaps or options. The oil and gas reference prices of these contracts are based upon oil and natural gas futures, which have a high degree of historical correlation with actual prices received by the Company. Currently, the Company's oil and gas swap contracts are designated as cash flow hedges and the remaining discussion will relate exclusively to this type of derivative instrument.

   The Company entered into various swap contracts for oil based on NYMEX prices for the first quarter of 2001 and 2002, recognizing a loss of $276,000 and a gain of $1.6 million, respectively, related to these contracts. The Company entered into various swap contracts for natural gas based on the Colorado Interstate Gas ("CIG") index during the first quarter of 2001 and 2002, recognizing a loss of $14.7 million and a gain of $7.4 million, respectively, related to these contracts.

   At March 31, 2002, the Company was a party to swap contracts for oil based on NYMEX prices covering approximately 4,750 barrels of oil per day for the remainder of 2002 at fixed prices ranging from $21.50 to $26.43 per barrel and 1,625 barrels of oil per day for 2003 at fixed prices ranging from $22.31 to $23.37 per barrel. These swaps are summarized in the table below. The overall weighted average hedged price for the swap contracts is $23.54 per barrel for the remainder of 2002 and $22.84 per barrel for 2003. The unrecognized losses on these contracts totaled $3.6 million based on NYMEX futures prices at March 31, 2002.

   At March 31, 2002, the Company was a party to swap contracts for natural gas based on CIG index prices covering approximately 71,650 MMBtu's per day for the remainder of 2002 at fixed prices ranging from $1.95 to $4.43 per MMBtu. The overall weighted average hedged price for the swap contracts is $2.81 per MMBtu for the remainder 2002. The Company also entered into natural gas swap contracts for 2003, 2004 and 2005 as of March 31, 2002, which are summarized in the table below. The unrecognized gains on these contracts totaled $19.9 million based on CIG futures prices at March 31, 2002.

At March 31, 2002, the Company was a party to the fixed price swaps summarized below:

                                               Oil Swaps (NYMEX)
                                      ----------------------------------------
                                      Daily                       Unrealized
                                      Volume                      Gain (Loss)
Time Period                            Bbl          $/Bbl        ($/thousands)
-----------                            ---          -----        -------------
04/01/02 - 06/30/02................    4,750        24.76        $      (673)
07/01/02 - 09/30/02................    4,750        23.02             (1,232)
10/01/02 - 12/31/02................    4,750        22.85             (1,008)

2003...............................    1,625        22.84               (667)

                                          Natural Gas Swaps (CIG Index)
                                     --------------------------------------
                                      Daily                    Unrealized
                                      Volume                   Gain (Loss)
Time Period                           MMBtu       $/MMBtu     ($/thousands)
-----------                           -----       -------     -------------
04/01/02 - 06/30/02................   75,000        2.90         $ 2,033
07/01/02 - 09/30/02................   75,000        2.56             (36)
10/01/02 - 12/31/02................   65,000        2.99            (942)

2003...............................   55,000        3.42           5,248
2004...............................   30,000        3.85           6,978
2005...............................   30,000        3.90           6,569


Interest Rate Risk

   At March 31, 2002, the Company had $57.0 million outstanding under its credit facility at an average interest rate of 3.1% and $5.5 million (net to Patina) outstanding under the Elysium credit facility at an average interest rate of 3.8%. The Company may elect that all or a portion of the credit facility bear interest at a rate equal to: (i) the Eurodollar rate for one, two, three or six months plus a margin which fluctuates from 1.00% to 1.50% on the Patina facility and 1.50% to 2.00% on the Elysium facility or (ii) the prime rate plus a margin which fluctuates from 0.00% to 0.50% on the Patina facility and 0.25% to 0.75% on the Elysium facility. The weighted average interest rates under the Patina and Elysium facilities approximated 3.0% and 3.8%, respectively during the first quarter of 2002. Assuming no change in the amount outstanding at March 31, 2002, the annual impact on interest expense of a ten percent change in the average interest rate would be approximately $125,000, net of tax. As the interest rate is variable and is reflective of current market conditions, the carrying value approximates the fair value.

Risk Factors and Cautionary Statement for purposes of the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995

   Certain information included in this report, other materials filed or to be filed by the Company with the Securities and Exchange Commission ("SEC"), as well as information included in oral statements or written statements made or to be made by the Company contain or incorporate by reference certain statements (other than statements of historical fact) that constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934. Statements that are not historical facts contained in this report are forward-looking statements that involve risks and uncertainties that could cause actual results to differ from projected results. Such statements address activities, events or developments that the Company expects, believes, projects, intends or anticipates will or may occur, including such matters as future capital, development and exploration expenditures (including the amount and nature thereof), drilling, deepening or refracing of wells, reserve estimates (including estimates of future net revenues associated with such reserves and the present value of such future net revenues), future production of oil and natural gas, business strategies, expansion and growth of the Company's operations, cash flow and anticipated liquidity, grassroots prospects and development and property acquisition, obtaining financial or industry partners for prospect or program development, or marketing of oil and natural gas. Factors that could cause actual results to differ materially ("Cautionary Disclosures") are described, among other places, in the Gathering, Processing and Marketing, Competition, and Regulation sections in 2001 Form 10-K and under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations." Without limiting the Cautionary Disclosures so described, Cautionary Disclosures include, among others: general economic conditions, the market price of oil and natural gas, the risks associated with exploration, the Company's ability to find, acquire, market, develop and produce new properties, operating hazards attendant to the oil and gas business, uncertainties in the estimation of proved reserves and in the projection of future rates of production and timing of development expenditures, the strength and financial resources of the Company's competitors, the Company's ability to find and retain skilled personnel, climatic conditions, labor relations, availability and cost of material and equipment, environmental risks, the results of financing efforts, and regulatory developments. All written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Disclosures. The Company disclaims any obligation to update or revise any forward-looking statement to reflect events or circumstances occurring hereafter or to reflect the occurrence of anticipated or unanticipated events.


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

      Information with respect to this item is incorporated by reference from Notes to Consolidated Financial Statements in Part 1 of this report.

Item 4.  Submission of Matters to a Vote of Security Holders

      None.

Item 6.  Exhibits and Reports on Form 8-K

 (a)  Exhibits - None

 (b) No reports on Form 8-K were filed by Registrant during the quarter ended March 31, 2002.

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


May 3, 2002