Form 10-Q
period 2002-06-30
PATINA OIL & GAS CORP
filed 2002-08-14
CIK 1006264

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
■	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _________ to _________

Commission file number 1-14344

PATINA OIL & GAS CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	75-2629477 (IRS Employer Identification No.)

1625 Broadway Denver, Colorado (Address of principal executive offices)	80202 (zip code)

Registrant’s telephone number, including area code (303) 389-3600

Securities registered pursuant to Section 12(b) of the Act:

Title of class	Name of exchange on which listed

Common Stock, $.01 par value	New York Stock Exchange

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
Yes     X       No             .

There were 27,543,310 shares of common stock outstanding on August 1, 2002.

PART I.  FINANCIAL INFORMATION

          The financial statements included herein have been prepared in conformity with generally accepted accounting principles. The statements are unaudited but reflect all adjustments, which, in the opinion of management, are necessary to fairly present the Company’s financial position and results of operations. On May 23, 2002, the Company’s Board of Directors approved a 5-for-4 stock split to be effected in the form of a stock dividend to common stockholders of record as of June 10, 2002 with a payment date of June 20, 2002. All share and per share amounts for all periods have been restated to reflect the 5-for-4 stock split.

          On July 16, 2002, the Board of Directors of the Company approved the Audit Committee’s recommendation to hire Deloitte & Touche, LLP (“Deloitte”) as the Company’s independent auditors to replace Arthur Anderson LLP (“Arthur Anderson”), who was dismissed immediately. Deloitte’s appointment was announced on July 29, 2002. As part of the auditor selection process, Deloitte performed its normal client acceptance procedures with respect to the Company.

          While it was not required, the Company engaged Deloitte to re-audit the three years ended December 31, 2001. The re-audits are expected to be completed by September 30, 2002. Upon completion of the re-audits, there could be adjustments for the years being re-audited.

PATINA OIL & GAS CORPORATION

CONSOLIDATED BALANCE SHEETS
(In thousands except share data)

	December 31,	June 30,
	2001	2002

		(Unaudited)
ASSETS
Current assets
Cash and equivalents	$250	$628
Accounts receivable	16,407	15,533
Inventory and other	3,880	4,330
Unrealized hedging gains	20,134	13,368

	40,671	33,859

Unrealized hedging gains	31,872	12,188

Oil and gas properties, successful efforts method	780,224	821,287
Accumulated depletion, depreciation and amortization	(402,213)	(432,545)

	378,011	388,742

Field equipment and other	6,605	7,901
Accumulated depreciation	(3,844)	(4,317)

	2,761	3,584

Other assets	258	173

	$453,573	$438,546

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$27,380	$27,511
Income taxes payable	6,918	-
Accrued liabilities	10,767	9,718
Unrealized hedging losses	-	4,376

	45,065	41,605

Senior debt	77,000	52,000
Deferred income taxes	43,473	47,300
Other noncurrent liabilities	18,891	7,970
Unrealized hedging losses	-	2,924

Commitments and contingencies

Stockholders’ equity
Preferred Stock, $.01 par, 5,000,000 shares
authorized, none issued	-	-
Common Stock, $.01 par, 125,000,000 shares
authorized, 26,552,447 and 27,542,192 shares
issued and outstanding	266	275
Capital in excess of par value	145,661	159,531
Retained earnings	85,856	113,520
Other comprehensive income	37,361	13,421

	269,144	286,747

	$453,573	$438,546

The accompanying notes are an integral part of these statements.

PATINA OIL & GAS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands except per share data)

	Three Months		Six Months
	Ended June 30,		Ended June 30,

	2001	2002	2001	2002

	(Unaudited)

Revenues
Oil and gas sales	$53,194	$50,947	$116,759	$98,956
Other	1,509	340	2,396	4,159

	54,703	51,287	119,155	103,115

Expenses
Lease operating	6,213	6,582	12,748	13,736
Production taxes	3,697	2,877	9,065	4,933
Exploration	117	184	220	348
General and administrative	2,840	2,898	5,405	5,491
Interest and other	1,734	617	4,783	1,251
Depletion, depreciation and amortization	11,840	16,169	23,741	30,965

	26,441	29,327	55,962	56,724

Pre-tax income	28,262	21,960	63,193	46,391

Provision for income taxes
Current	5,087	1,563	11,375	4,307
Deferred	5,087	6,124	11,375	11,966

	10,174	7,687	22,750	16,273

Net income	$18,088	$14,273	$40,443	$30,118

Net income per share (1)
Basic	$0.69	$0.52	$1.59	$1.11

Diluted	$0.63	$0.50	$1.43	$1.06

Weighted average shares outstanding (1)
Basic	26,412	27,263	25,464	27,101

Diluted	28,642	28,726	28,316	28,406

(1) Adjusted for the June 20, 2002 25% stock dividend

The accompanying notes are an integral part of these statements.

PATINA OIL & GAS CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN
STOCKHOLDERS’ EQUITY AND OTHER COMPREHENSIVE INCOME
(In thousands)

							Other
					Capital in		Comprehensive	Total
	Preferred Stock		Common Stock		Excess of	Retained	Income	Stockholders’
	Shares	Amount	Shares	Amount	Par Value	Earnings	(Loss)	Equity

Balance, December 31, 2000	-	$-	25,055	$251	$151,341	$24,854	$-	$176,446

Repurchase of common and warrants	-	-	(2,941)	(29)	(51,445)	-	-	(51,474)

Issuance of common	-	-	841	8	7,661	-	-	7,669

Conversion of warrants	-	-	3,598	36	35,939	-	-	35,975

Tax benefit from stock options	-	-	-	-	2,165	-	-	2,165

Dividends	-	-	-	-	-	(3,568)	-	(3,568)

Comprehensive income:
Net income	-	-	-	-	-	64,570	-	64,570
Cumulative effect of accounting
change, net of tax	-	-	-	-	-	-	(25,077)	(25,077)
Contract settlements reclassed to income	-	-	-	-	-	-	822	822
Impairment of oil and gas hedges,
net of tax	-	-	-	-	-	-	4,077	4,077
Change in unrealized hedging gains	-	-	-	-	-	-	57,539	57,539

Total comprehensive income	-	-	-	-	-	64,570	37,361	101,931

Balance, December 31, 2001	-	-	26,553	266	145,661	85,856	37,361	269,144

Repurchase of common	-	-	-	-	(9)	-	-	(9)

Issuance of common	-	-	989	9	10,407	-	-	10,416

Tax benefit from stock options	-	-	-	-	3,472	-	-	3,472

Dividends	-	-	-	-	-	(2,454)	-	(2,454)

Comprehensive income:
Net income	-	-	-	-	-	30,118	-	30,118
Contract settlements reclassed to income	-	-	-	-	-	-	(10,860)	(10,860)
Change in unrealized hedging gains	-	-	-	-	-	-	(13,080)	(13,080)

Total comprehensive loss	-	-	-	-	-	30,118	(23,940)	6,178

Balance, June 30, 2002 (unaudited)	-	$-	27,542	$275	$159,531	$113,520	$13,421	$286,747

The accompanying notes are an integral part of these statements.

PATINA OIL & GAS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months Ended June 30,

	2001		2002

		(Unaudited)
Operating activities
Net income	$40,443		$30,118
Adjustments to reconcile net income to net
cash provided by operations
Exploration expense	220		348
Depletion, depreciation and amortization	23,741		30,965
Deferred income taxes	11,375		11,966
Tax benefit from stock options	-		3,472
Reversal of hedging impairment, net	-		(2,340)
Other	29		69
Changes in current and other assets and liabilities
Decrease (increase) in
Accounts receivable	9,069		873
Inventory and other	807		(450)
Increase (decrease) in
Accounts payable	10,533		131
Accrued liabilities	1,111		(3,957)
Other assets and liabilities	(2,628)		(10,254)

Net cash provided by operations	94,700		60,941

Investing activities
Acquisition, development and exploration	(40,058)		(43,499)
Disposition of oil and gas properties	15,285		2,088
Other	(149)		(1,457)

Net cash used by investing	(24,922)		(42,868)

Financing activities
Decrease in indebtedness	(84,000)		(25,000)
Debt issuance fees	(168)		-
Repayment from affiliate	24,500		-
Deferred credits	(13,209)		-
Issuance of common stock	41,921		9,768
Repurchase of common stock	(38,153)		(9)
Common dividends	(1,652)		(2,454)

Net cash used by financing	(70,761)		(17,695)

Increase (decrease) in cash	(983)		378
Cash and equivalents, beginning of period	2,653		250

Cash and equivalents, end of period	$1,670		$628

The accompanying notes are an integral part of these statements.

PATINA OIL & GAS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)     ORGANIZATION AND NATURE OF BUSINESS

          Patina Oil & Gas Corporation (the “Company” or “Patina”), a Delaware corporation, was formed in 1996 to hold the assets of Snyder Oil Corporation (“SOCO”) in the Wattenberg Field and to facilitate the acquisition of Gerrity Oil & Gas Corporation (“Gerrity”). In the transaction, SOCO received 17.5 million common shares of Patina. In 1997, a series of transactions eliminated SOCO’s ownership in the Company.

          In November 2000, Patina acquired various property interests out of bankruptcy through Elysium Energy, L.L.C. (“Elysium”), a New York limited liability company, in which Patina holds a 50% interest. Patina invested $21.0 million and provided a $60.0 million credit facility to Elysium, which was subsequently refinanced. See Note (9). The accompanying consolidated financial statements were prepared on a proportionate consolidation basis, including Patina’s 50% interest in Elysium’s assets, liabilities, revenues and expenses. All significant intercompany balances and transactions have been eliminated in consolidation.

          The Company’s operations consist of the acquisition, development, exploitation and production of oil and gas properties. Historically, Patina’s properties had been located almost exclusively in the Wattenberg Field of Colorado’s D-J Basin. Over the past 18 months, the Company accumulated significant acreage positions in three Rocky Mountain basins and a leasehold position with production in West Texas (“grassroots projects”) in an effort to expand and diversify its asset base. Through Elysium and these recently initiated exploration and development projects, the Company now has oil and gas properties in central Kansas, the Illinois Basin, Utah, Wyoming, Texas and the San Joaquin Basin in California.

(2)     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Producing Activities

          The Company utilizes the successful efforts method of accounting for its oil and gas properties. Leasehold costs are capitalized when incurred. Unproved properties are assessed periodically within specific geographic areas and impairments in value are charged to expense. Exploratory expenses, including geological and geophysical expenses and delay rentals, are charged to expense as incurred. Exploratory drilling costs are capitalized, but charged to expense if the well is determined to be unsuccessful. Costs of productive wells, unsuccessful developmental wells and productive leases are capitalized and amortized on a unit-of-production basis over the life of the associated oil and gas reserves. Oil is converted to natural gas equivalents (Mcfe) at the rate of one barrel to six thousand cubic feet of natural gas (“Mcf”). Amortization of capitalized costs has generally been provided on a field-by-field basis. An accrual of approximately $1.0 million has been provided for estimated future abandonment costs on certain Elysium properties as of June 30, 2002. No accrual has been provided for the Wattenberg properties, as management believes that salvage value will approximate abandonment costs.

          The Company follows the provisions of Statement of Financial Accounting Standards No. 121 (“SFAS 121”), “Accounting for the Impairment of Long-Lived Assets,” which requires the Company to assess the need for an impairment of capitalized costs of oil and gas properties on a field-by-field basis (see Recent Accounting Pronouncements). When the net book value of properties exceeds their undiscounted future cash flows, the cost of the property is written down to “fair value,” which is determined using discounted future cash flows on a field-by field basis. In 1997, the Company recorded an impairment of $26.0 million to oil and gas properties, primarily due to low oil and gas prices at that time. While no impairments have been necessary since 1997, changes in oil and gas prices, underlying assumptions or amortization units could result in impairments in the future.

Field equipment and other

          Depreciation of field equipment and other is provided using the straight-line method generally ranging from three to five years.

Section 29 Tax Credits

          Between 1996 and 2000, the Company entered into various arrangements to monetize its Section 29 tax credits. These arrangements resulted in revenue increases of approximately $0.40 per Mcf on production volumes from qualified properties. The Company recorded additional gas revenues of $602,000 for the six months ended June 30, 2001. As the Company’s profitability allowed it to utilize its tax credits, they were reacquired in March 2001.

Gas Imbalances

          The Company uses the sales method to account for gas imbalances. Under this method, revenue is recognized based on cash received rather than the Company’s proportionate share of gas produced. Gas imbalances at December 31, 2001 and June 30, 2002 were insignificant.

Comprehensive Income

          The Company follows the provisions of SFAS No. 130, “Reporting Comprehensive Income.” In addition to net income, comprehensive income includes all changes in equity during a period, except those resulting from investments and distributions to the owners of the Company. The Company had no such changes prior to 2001. The components of other comprehensive income and related tax effects for the six months ended June 30, 2002 were as follows (in thousands):

	Gross	Tax Effect	Net of Tax
Other comprehensive income at 12/31/01	$58,376	$(21,015)	$37,361
Change in fair value of hedges	(20,438)	7,358	(13,080)
Reversal of impairment of oil and gas hedges	(3,656)	1,316	(2,340)
Contract settlements	(13,312)	4,792	(8,520)

Other comprehensive income at 06/30/02	$20,970	$(7,549)	$13,421

          The reversal of impairment related to a fourth quarter 2001 non-cash provision of $6.4 million ($4.1 million net of taxes) to write-off of all outstanding oil and gas hedges with Enron North America (“Enron”). The write-off reduced earnings per share in the quarter and year by $0.14 (fully diluted). In accordance with generally accepted accounting principles, the Company recorded non-cash revenues of $3.7 million in the first six months of 2002. An additional $2.7 million will be recorded in the course of 2002, as the Enron hedges would have expired.

          The Company has received verbal offers to sell its Enron claims to various third parties for a fraction of the face amount. While the Company has no immediate plans to accept any offer, should management determine that acceptance of an offer provides the Company with the best opportunity to monetize its Enron bankruptcy claims, the Company will recognize additional earnings at that time or upon any other resolution of the claims.

          The following table schedules out the reversal of the impairment related to the Enron hedges recorded in other comprehensive income at June 30, 2002 and how it will impact earnings for the remainder of 2002 (in thousands):

2002	Reported Revenues	Tax Impact	Reported Earnings
Third quarter	$1,749	$(630)	$1,119
Fourth quarter	965	(347)	618

	$2,714	$(977)	$1,737

The write-off of the Enron hedges in the fourth quarter of 2001 and the subsequent reversal into income in 2002 have no ultimate economic impact on the financial statements or the Company’s financial position.

Financial Instruments

          The book value and estimated fair value of cash and equivalents was $250,000 and $628,000 at December 31, 2001 and June 30, 2002, respectively. The book value and estimated fair value of the senior debt was $77.0 million and $52.0 million at December 31, 2001 and June 30, 2002, respectively. The book value of these assets and liabilities approximates fair value due to their short maturity or floating rate structure.

Derivative Instruments and Hedging Activities

          The Company regularly enters into commodity derivative contracts and fixed-price physical contracts to manage its exposure to oil and gas price volatility. The contracts, which are generally placed with major financial institutions or counter parties which management believes to be of high credit quality, may take the form of futures contracts, swaps or options. The oil and gas reference prices of these contracts are based upon oil and natural gas futures, which have a high degree of historical correlation with actual prices received by the Company. Currently, the Company’s oil and gas swap contracts are designated as cash flow hedges and the remaining discussion will relate exclusively to this type of derivative instrument.

          The Company entered into various swap contracts for oil based on NYMEX prices for the first six months of 2001 and 2002, recognizing a loss of $537,000 and a gain of $1.0 million, respectively, related to these contracts. The Company entered into various swap contracts for natural gas based on the Colorado Interstate Gas (“CIG”) index during the first six months of 2001 and 2002, recognizing a loss of $15.4 million and a gain of $12.5 million, respectively, related to these contracts.

          At June 30, 2002, the Company was a party to swap contracts for oil based on NYMEX prices covering approximately 5,500 barrels of oil per day for the remainder of 2002 at fixed prices ranging from $21.50 to $27.21 per barrel and 2,250 barrels of oil per day for 2003 at fixed prices ranging from $22.31 to $25.21 per barrel. These swaps are summarized in the table below. The overall weighted average hedged price for the swap contracts is $23.40 per barrel for the remainder of 2002 and $23.24 per barrel for 2003. The unrecognized losses on these contracts totaled $4.0 million based on NYMEX futures prices at June 30, 2002.

          At June 30, 2002, the Company was a party to swap contracts for natural gas based on CIG index prices covering approximately 70,000 MMBtu’s per day for the remainder of 2002 at fixed prices ranging from $2.00 to $4.43 per MMBtu. The overall weighted average hedged price for the swap contracts is $2.76 per MMBtu for the remainder 2002. The Company also entered into natural gas swap contracts for 2003, 2004 and 2005 as of June 30, 2002, which are summarized in the table below. The unrecognized gains on these contracts totaled $22.2 million based on CIG futures prices at June 30, 2002.

At June 30, 2002, the Company was a party to the fixed price swaps summarized below:

	Oil Swaps (NYMEX)

	Daily		Unrealized
	Volume		Gain (Loss)
Time Period	Bbl	$/Bbl	($/thousands)
07/01/02 - 09/30/02	5,500	23.55	$ (1,518)
10/01/02 - 12/31/02	5,500	23.26	(1,327)

01/01/03 - 03/31/03	3,000	23.79	(402)
04/01/03 - 06/30/03	2,500	23.15	(355)
07/01/03 - 09/30/03	1,750	22.99	(202)
10/01/03 - 12/31/03	1,750	22.71	(187)

	Natural Gas Swaps (CIG Index)

	Daily		Unrealized
	Volume		Gain (Loss)
Time Period	MMBtu	$/MMBtu	($/thousands)
07/01/02 - 09/30/02	75,000	2.56	$ 8,000
10/01/02 - 12/31/02	65,000	2.99	1,529

01/01/03 - 03/31/03	55,000	3.65	1,653
04/01/03 - 06/30/03	55,000	3.20	1,412
07/01/03 - 09/30/03	55,000	3.25	1,562
10/01/03 - 12/31/03	55,000	3.56	267

2004	30,000	3.85	4,022
2005	30,000	3.90	3,802

          The Company follows SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” which establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded on the balance sheet as either an asset or liability measured at its fair value. It also requires that changes in the derivatives’ fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative’s gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. The Company adopted SFAS No. 133 on January 1, 2001.

The balance sheet impact of adopting of SFAS No. 133 on January 1, 2001 was as follows (in millions):

Amount
Unrealized hedging losses	$(43.2)
Unrealized hedging gains	4.0
Deferred tax liability	(1.4)
Deferred tax asset	15.5

Cumulative effect of a change in accounting principle (other comprehensive loss).	$(25.1)

          During the first six months of 2002 (excluding the impairment related to the Enron hedges), net hedging gains of $13.3 million ($8.5 million after tax) were transferred from other comprehensive income to earnings and the change in the fair value of outstanding derivative net assets decreased by $20.4 million ($13.1 million after tax). As the underlying prices in the Company’s hedge contracts were consistent with the indices used to sell their oil and gas, no ineffectiveness was recognized related to its hedge contracts in the first six months of 2002. As of June 30, 2002 (excluding the impaired Enron hedges), the Company had net unrealized hedging gains of $18.3 million ($11.7 million after tax), comprised of $13.4 million of current assets, $12.2 million of non-current assets, $4.4 million of current liabilities and $2.9 million of non-current liabilities. Based on futures prices as of June 30, 2002, the Company would reclassify $9.0 million ($5.8 million after tax) of net unrealized hedging gains as an increase to earnings and other comprehensive income in the next twelve months.

Stock Options and Awards

          The Company accounts for its stock-based compensation plans under the principles prescribed by the Accounting Principles Board’s Opinion No. 25 (“APB No. 25”), “Accounting for Stock Issued to Employees.” Accordingly, stock options awarded under the Employee Plan and the non-employee Directors Plan are considered to be “noncompensatory” and do not result in recognition of compensation expense.

Per Share Data

          On May 23, 2002, the Company’s Board of Directors approved a 5-for-4 stock split to be effected in the form of a 25% stock dividend to common stockholders of record as of June 10, 2002 with a payment date of June 20, 2002. All share and per share amounts for all periods have been restated to reflect the 5-for-4 stock split.

          The Company uses weighted average shares outstanding to calculate earnings per share. When dilutive, options, warrants and common stock issuable on conversion of convertible securities are included as share equivalents using the treasury stock method and included in the calculation of diluted earnings per share. See Note (5).

Risks and Uncertainties

          Historically, oil and gas prices have experienced significant fluctuations and have been particularly volatile in recent years. Price fluctuations can result from variations in weather, levels of regional or national production and demand, availability of transportation capacity to other regions of the country and various other factors. Increases or decreases in oil and gas prices received could have a significant impact on future results.

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

          In the opinion of management, those adjustments to the financial statements (all of which are of a normal and recurring nature) necessary to present fairly the Company’s financial position and results of operations have been made. These interim financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

Recent Accounting Pronouncements

          In July 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations, ” which requires that the fair value of a liability for asset retirement obligations be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The asset retirement liability will be allocated to operating expense by using a systematic and rational method. The statement is effective for the Company in 2003. The Company has not yet determined the impact of adoption of this statement. Given the Company’s large number of wells and that the salvage value has historically been assumed to offset the plugging liability, adoption could lead to a material increase in the Company’s assets and liabilities.

          In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which provides a single accounting model for long-lived assets to be disposed of and changes the criteria that would have to be met to classify an asset as held-for-sale. The statement also requires expected future operating losses from discontinued operations to be recognized in the periods in which the losses are incurred, which is a change from the current requirement of recognizing such operating losses as of the measurement date. The statement is effective for the Company in 2002. The adoption of SFAS No. 144 did not have material effect on the Company’s financial position or results of operations.

(3)     OIL AND GAS PROPERTIES

          The cost of oil and gas properties at December 31, 2001 and June 30, 2002 included approximately $4.8 million and $4.7 million, respectively, in net unevaluated leasehold costs for acreage that is generally held for exploration or development to which proved reserves have not been assigned. These amounts have been excluded from amortization during the respective period. The following table sets forth costs incurred related to oil and gas properties and the depletion rates for the respective periods:

	Year Ended December 31, 2001	Six Months Ended June 30, 2002

	(In thousands)

Development	$77,343	$42,954
Acquisition - evaluated	6,603	90
Acquisition - unevaluated	3,627	107
Exploration and other	513	348

	$88,086	$43,499

Disposition	$(16,468)	$(2,088)

Depletion rate (per Mcfe)	$0.86	$0.94

The disposition of properties for the year ended December 31, 2001 related primarily to the sale of Elysium properties in the Lake Washington Field in Louisiana for $30.5 million in March 2001 ($15.25 million net to the Company).

(4)     INDEBTEDNESS

          The following indebtedness was outstanding on the respective dates:

	December 31, 2001	June 30, 2002

	(In thousands)

Bank facility - Patina	$71,000	$47,500
Bank facility - Elysium, net	6,000	4,500
Less current portion	-	-

Senior debt, net	$77,000	$52,000

          In July 1999, the Company entered into an Amended Bank Credit Agreement (the “Credit Agreement”) providing for a $200.0 million revolving credit facility. The amount available under the facility is re-determined each May 1 and November 1, and equaled $125.0 million at June 30, 2002. Patina had $77.5 million available under the Credit Agreement at June 30, 2002.

          The Company may elect that all or a portion of the credit facility bear interest at a rate equal to: (i) the Eurodollar rate for one, two, three or six months plus a margin which fluctuates from 1.00% to 1.50%, or (ii) the prime rate plus a margin which fluctuates from 0.00% to 0.50%. The margins are determined by a debt to EBITDA ratio. The weighted average interest rate under the facility was 3.0% during the first six months of 2002 and 3.1% at June 30, 2002.

          The Credit Agreement contains financial covenants, including but not limited to a maximum total debt to EBITDA ratio and a minimum current ratio. It also contains negative covenants, including but not limited to restrictions on indebtedness; certain liens; guaranties, speculative derivatives and other similar obligations; asset dispositions; dividends, loans and advances; creation of subsidiaries; investments; leases; acquisitions; mergers; changes in fiscal year; transactions with affiliates; changes in business conducted; sale and leaseback and operating lease transactions; sale of receivables; prepayment of other indebtedness; amendments to principal documents; negative pledge causes; issuance of securities; and non-speculative commodity hedging. Borrowings under the Credit Agreement mature in July 2003, but may be prepaid at anytime. The Company has periodically extended the Credit Agreement; however, there is no assurance it will be able to do so in the future. The Company had a restricted payment basket under the Credit Agreement of $59.4 million as of June 30, 2002, which may be used to repurchase equity securities, pay dividends or make other restricted payments.

          The Company loaned Elysium $53.0 million in November 2000. In May 2001, Elysium refinanced this loan with outside banks and entered into a Bank Credit Agreement (the “Elysium Credit Agreement”) providing for a $60.0 million revolving credit facility. The amount available under the facility is re-determined each May 1 and November 1, and equaled $20.0 million ($10.0 million net to Patina) at June 30, 2002. Elysium had $11.0 million ($5.5 million net to Patina) available under the Elysium Credit Agreement at June 30, 2002.

          The Elysium facility is non-recourse to Patina and contains financial covenants, including but not limited to a maximum total debt to EBITDA ratio, a minimum current ratio and minimum tangible net worth. Borrowings under the Elysium Credit Agreement mature in May 2004, but may be prepaid at anytime. Elysium may elect that all or a portion of the credit facility bear interest at a rate equal to: (i) the Eurodollar rate for one, two, three or six months plus a margin which fluctuates from 1.50% to 2.00%, or (ii) the prime rate plus a margin which fluctuates from 0.25% to 0.75%. The margin is determined by a utilization of borrowing base percentage. The weighted average interest rate under the facility was 3.8% during the first six months of 2002 and 3.7% at June 30, 2002.

          Scheduled maturities of indebtedness for the next five years are zero in 2002, $47.5 million in 2003 and $4.5 million in 2004. Management intends to extend the maturity of its credit facility on a regular basis; however, there can be no assurance it will be able to do so. Cash payments for interest totaled $4.7 million and $1.1 million during the first six months of 2001 and 2002, respectively.

(5)     STOCKHOLDERS’ EQUITY

          A total of 125.0 million common shares, $0.01 par value, are authorized of which 27.5 million were issued and outstanding at June 30, 2002. The common stock is listed on the New York Stock Exchange. On May 23, 2002, the Company’s Board of Directors approved a 5-for-4 stock split to be effected in the form of a 25% stock dividend to common stockholders of record as of June 10, 2002 with a payment date of June 20, 2002. All share and per share amounts for all periods have been restated to reflect the 5-for-4 stock split. Adjusted for the stock dividend, a quarterly cash dividend of $0.008 per common share was initiated in December 1997, increased to $0.016 per share in the fourth quarter of 1999, to $0.032 per share in the fourth quarter of 2000, to $0.04 per share in the fourth quarter of 2001 and to $0.05 per share in the second quarter of 2002. The Company has a stockholders’ rights plan designed to insure that stockholders receive fair value for their shares in the event of certain takeover attempts. The following is a schedule of the changes in the Company’s shares of common stock since January 1, 2001:

	Year Ended December 31, 2001	Six Months Ended June 30, 2002
Beginning shares	25,054,800	26,552,400

Exercise of stock options	545,400	744,700
Issued under Stock Purchase Plan	122,400	132,500
Issued in lieu of salaries & bonuses	84,900	98,400
Issued for directors fees	1,900	1,000
Exercise of $10.00 warrants	3,597,500	-
Issued to deferred compensation plan	14,800	13,500
Stock grant vesting	41,600	-
401(k) plan contribution	30,300	-

Total shares issued	4,438,800	990,100

Repurchases	(2,941,200)	(300)

Ending shares	26,552,400	27,542,200

          During 2001, the Company repurchased and retired shares of its common stock for $51.5 million and 3,597,500 $10.00 warrants were converted into common stock with the Company receiving cash proceeds of $36.0 million. The remaining warrants expired on May 2, 2001.

          A total of 5,000,000 preferred shares, $0.01 par value, are authorized with no shares issued and outstanding at June 30, 2002.

The following is the calculation of basic and diluted earnings per share:

	Three Months Ended June 30,

	2001			2002

	Net	Common	Per	Net	Common	Per
	Income	Shares	Share	Income	Shares	Share
Basic net income attributable to common stock	$18,088	26,412	$0.69	$14,273	27,263	$0.52

Effect of dilutive securities:
Stock options	-	1,627		-	1,463
$10.00 warrants	-	603		-	-

Diluted net income attributable to common stock	$18,088	28,642	$0.63	$14,273	28,726	$0.50

	Six Months Ended June 30,

		2001			2002

	Net	Common	Per	Net	Common	Per
	Income	Shares	Share	Income	Shares	Share
Basic net income attributable to common stock	$40,443	25,464	$1.59	$30,118	27,101	$1.11

Effect of dilutive securities:
Stock options	-	1,529		-	1,305
Stock grant	-	17		-	-
$10.00 warrants	-	1,306		-	-

Diluted net income attributable to common stock	$40,443	28,316	$1.43	$30,118	28,406	$1.06

(6)     EMPLOYEE BENEFIT PLANS

401(k) Savings

          The Company maintains a 401(k) profit sharing and savings plan (“401(k) Plan”). Eligible employees may make voluntary contributions to the 401(k) Plan. The Company may, at its discretion, make additional matching or profit sharing contributions to the 401(k) Plan. The Company made profit sharing contributions of $589,000 and $647,000 for 2000 and 2001, respectively. The contributions were made in common stock at its market value. A total of 37,000 and 30,300 common shares were contributed in 2000 and 2001, respectively.

Stock Purchase Plan

          The Company maintains a shareholder approved stock purchase plan (“Stock Purchase Plan”). Pursuant to the Stock Purchase Plan, officers, directors and certain managers are eligible to purchase shares of common stock at prices ranging from 50% to 85% of the closing price of the stock on the trading day prior to the date of purchase (“Market Price”). To date, all purchase prices have been set at 75% of Market Price. In addition, employee participants may be granted the right to purchase shares pursuant to the Stock Purchase Plan with all or a part of their salary and bonus. A total of 625,000 shares of common stock were reserved for possible purchase under the Stock Purchase Plan. In May 1999, an amendment to the Stock Purchase Plan was approved by the stockholders allowing for the annual renewal of the 625,000 shares of common stock reserved for possible purchase under the Stock Purchase Plan. Plan years run from the date of the Annual Meeting through the next Annual Meeting. In 2000, the Board of Directors approved 145,300 common shares (exclusive of shares available for purchase with participants’ salaries and bonuses) for possible purchase by participants during the plan year. As of June 30, 2000, participants had purchased 172,800 shares of common stock, including 107,300 shares purchased with participants’ 1999 bonuses, at an average price of $9.70 per share ($7.27 net price per share), resulting in cash proceeds to the Company of $665,000. In 2001, the Board of Directors approved 151,600 common shares (exclusive of shares available for purchase with participants’ salaries and bonuses) for possible purchase by participants during the plan year. As of June 30, 2001, participants had purchased 124,500 shares of common stock, including 2,400 shares purchased with participants’ 2000 bonuses, at an average price of $21.26 per share ($15.95 net price per share), resulting in cash proceeds to the Company of $2.0 million. In 2002, the Board of Directors approved 158,000 common shares (exclusive of shares available for purchase with participants’ salaries and bonuses) for possible purchase by participants during the plan year. As of June 30, 2002, participants had purchased 230,900 shares of common stock, including 98,400 shares purchased with participants’ 2001 bonuses, at an average price of $24.81 per share ($18.61 net price per share), resulting in cash proceeds to the Company of $2.8 million. The Company recorded non-cash general and administrative expenses of $261,000 and $370,000 associated with these purchases in the six months ended June 30, 2001 and 2002, respectively.

Stock Option and Award Plans

          The Company maintains a shareholder approved stock option plan for employees (the “Employee Plan”) providing for the issuance of options at prices not less than fair market value. Options to acquire the greater of three million shares of common stock or 10% of outstanding diluted common shares may be outstanding at any time. The specific terms of grant and exercise are determinable by the Compensation Committee of the Board of Directors. The options vest over a three-year period (30%, 60%, 100%) and expire five years from the date of grant. The following is a summary of stock options granted under the Employee Plan:

			Weighted
		Range	Average
	Options	of Exercise	Exercise
Year	Granted	Prices	Price
2000	631,000	$ 7.35 - $17.55	$ 7.47
2001	792,000	$18.09 - $26.42	$18.33
2002	885,000	$20.62 - $23.74	$20.69

          The Company also maintains a shareholder approved stock grant and option plan for non-employee Directors (the “Directors’ Plan”). The Directors’ Plan provides for each non-employee Director to receive common shares having a market value equal to $2,500 quarterly in payment of one-half of their retainer. In April 2002, the cash portion of the quarterly Director payments was increased to $5,000. A total of 1,900 shares were issued in 2001 and 1,000 in the first six months of 2002. It also provides for 6,250 options to be granted to each non-employee Director upon appointment and upon annual re-election, thereafter. The options vest over a three-year period (30%, 60%, 100%) and expire five years from the date of grant. The following is a summary of stock options granted under the Directors’ Plan:

			Weighted
		Range	Average
	Options	of Exercise	Exercise
Year	Granted	Prices	Price
2000	31,000	$13.95	$13.95
2001	31,000	$19.67 - $26.28	$24.96
2002	25,000	$28.25	$28.25

(7)     FEDERAL INCOME TAXES

          A reconciliation of the federal statutory rate to the Company’s effective rate as it applies to the tax provision for the six months ended June 30, 2001 and 2002 follows:

	2001		2002
Federal statutory rate	35%		35%
State income tax rate, net of federal benefit	3%		3%
Decrease in valuation allowance against deferred tax asset	(2%	)	-
Section 29 tax credits	-		(3%	)

Effective income tax rate	36%		35%

At June 30, 2002, $3.2 million and $3.4 million of tax liabilities related to unrealized hedging gains were included as current and deferred income taxes payable, respectively.

          For tax purposes, the Company had regular net operating loss carryforwards of approximately $41.0 million and alternative minimum tax (“AMT”) loss carryforwards of approximately $26.6 million at December 31, 2001. Utilization of $30.3 million of the regular net operating loss carryforwards will be limited to approximately $4.7 million per year as a result of the Gerrity acquisition in 1996. These carryforwards expire between 2010 and 2018. At December 31, 2001, the Company had AMT credit carryforwards of $4.1 million that are available indefinitely. The Company paid federal and state taxes of $11.1 million in 2001 and $2.7 million in the first six months of 2002.

          Operating cash flows in the first six months of 2002 were benefited by $3.5 million related to the tax deduction generated from the exercise and same day sale of stock options. Generally accepted accounting principles don’t allow for this deduction to be offset against the tax provision on the income statement. This deduction is recorded as an addition to additional paid in capital and as a reduction to the tax liability on the balance sheet.

(8)     MAJOR CUSTOMERS

          During the six months ended June 30, 2001 and 2002, Duke Energy Field Services, Inc. accounted for 27% and 37%, BP Amoco Production Company accounted for 12% and 7%, and E-Prime accounted for 12% and 9%, of oil and gas sales, respectively. Management believes that the loss of any individual purchaser would not have a long-term material adverse impact on the financial position or results of operations of the Company. Given the credit issues recently experienced by various energy trading companies, the Company attempts to closely monitor the credit status of our significant customers. The Company is not currently aware of any significant credit exposure.

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

          In conjunction with the acquisition of Elysium in November 2000, Patina agreed to loan Elysium up to $60.0 million. In May 2001, Elysium entered into a credit facility with a third party bank. The proceeds from this facility were used to repay Patina. Elysium paid interest of $1.0 million in the first six months of 2001 to Patina under the revolving credit facility.

          Patina provides certain administrative services to Elysium under an operating agreement. The Company was paid $219,000 and $1.5 million for these services for the six months ended June 30, 2001 and 2002, respectively. In December 2001, Elysium’s office in The Woodlands, Texas was closed and all administrative functions were moved to Denver, Colorado. As such, the Company entered into a management agreement with Elysium providing for an indirect monthly reimbursement of $243,000 and any direct charges for providing this service.

(10)  COMMITMENTS AND CONTINGENCIES

          The Company leases office space and certain equipment under non-cancelable operating leases. Future minimum lease payments under such leases approximate $1.0 million per year through 2005.

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

ITEM 2.       MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Critical Accounting Policies and Estimates

          The Company’s discussion and analysis of its financial condition and results of operation are based on consolidated financial statements which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. The Company analyzes its estimates, including those related to oil and gas revenues, bad debts, oil and gas properties, marketable securities, income taxes, contingencies and litigation. The Company bases its estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements. The Company recognizes revenues from the sale of oil and gas in the period delivered. We provide an allowance for doubtful accounts for specific receivables we judge unlikely to be collected. Oil and gas properties are accounted for under the successful efforts method of accounting and are periodically evaluated for possible impairment. Impairments are recorded when management believes that a property’s net book value is not recoverable based on current estimates of estimated future cash flows.

Factors Affecting Financial Condition and Liquidity

Liquidity and Capital Resources

          During the six months ended June 30, 2002, the Company spent $43.0 million on the further development of properties. The development expenditures included $39.4 million in Wattenberg for the drilling or deepening of 22 J-Sand wells, 229 Codell refracs, and three recompletions, $1.2 million on the drilling of three wells in Moffat County, Colorado, $815,000 on drilling two wells on the Adams Baggett project in West Texas and $1.4 million on the Elysium properties. These projects and the continued success in production enhancement allowed production to increase 18% over the prior year. The Company had announced that it anticipated incurring approximately $77.0 million on the further development of its properties during 2002. A proposal to the Board of Directors to increase that level expenditures to $92.0 million given recent results was approved in May 2002. The decision to increase or decrease development activity is heavily dependent on oil and gas prices.

          At June 30, 2002, the Company had $438.5 million of assets. Total capitalization was $386.0 million, of which 74% was represented by stockholders’ equity, 14% by bank debt and 12% by deferred income taxes. During the first six months of 2002, net cash provided by operations totaled $60.9 million, as compared to $94.7 million in 2001 ($74.6 million and $75.8 million prior to changes in working capital, respectively). At June 30, 2002, there were no significant commitments for capital expenditures. Based upon a $90.0 million capital budget for 2002, the Company expects production to continue to increase in the coming year. The level of these and other future expenditures is largely discretionary, and the amount of funds devoted to any particular activity may increase or decrease significantly, depending on available opportunities and market conditions. The Company plans to finance its ongoing development, acquisition and exploration expenditures and additional equity repurchases using internal cash flow, proceeds from asset sales and bank borrowings. In addition, joint ventures or future public and private offerings of debt or equity securities may be utilized.

          During 2001, the Company repurchased 2,941,000 shares of its common stock for $51.5 million. The Company received proceeds totaling approximately $36.0 million from the exercise of the $10.00 common stock warrants in May 2001. The warrants expired on May 2, 2001.

          The Company’s primary cash requirements will be to finance acquisitions, fund development expenditures, repurchase equity securities, repay indebtedness, and general working capital needs. However, future cash flows are subject to a number of variables, including the level of production and oil and gas prices, and there can be no assurance that operations and other capital resources will provide cash in sufficient amounts to maintain planned levels of capital expenditures or that increased capital expenditures will not be undertaken.

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

          The following summarizes the Company’s contractual obligations at June 30, 2002 and the effect such obligations are expected to have on its liquidity and cash flow in future periods (in thousands):

	Less than	1 - 3	After
	One Year	Years	3 Years	Total
Long term debt	$-	$52,000 *	$-	$52,000
Non-cancelable operating leases	967	2,071	444	3,482

Total contractual cash obligations	$967	$54,071	$444	$55,482

* Due at termination dates in each of the Company’s credit facilities, which the Company expects to renew, however there is no assurance it will be able to do so.

Indebtedness

          The following summarizes the Company’s borrowings and availability under Patina’s and Elysium’s revolving credit facilities (in thousands):

	June 30, 2002

	Borrowing
Revolving Credit Facilities	Base	Outstanding	Available
Patina	$125,000	$47,500	$77,500
Elysium (net to Patina)	10,000	4,500	5,500

Total	$135,000	$52,000	$83,000

          In 1999, the Company entered into an Amended Bank Credit Agreement (the “Credit Agreement”) providing for a $200.0 million revolving credit facility. The amount available under the facility is re-determined each May 1 and November 1, and equaled $125.0 million at June 30, 2002. The borrowing base was reduced in November 2001, at Patina’s election, to minimize commitment fees on the facility. Patina had $77.5 million available under the Credit Agreement at June 30, 2002.

          The Company may elect that all or a portion of the credit facility bear interest at a rate equal to: (i) the Eurodollar rate for one, two, three or six months plus a margin which fluctuates from 1.00% to 1.50%, or (ii) the prime rate plus a margin which fluctuates from 0.00% to 0.50%. The margins are determined by a debt to EBITDA ratio. The weighted average interest rate under the facility was 3.0% during the first six months of 2002 and 3.1% at June 30, 2002.

          The Credit Agreement contains financial covenants, including but not limited to a maximum total debt to EBITDA ratio and a minimum current ratio. It also contains negative covenants, including but not limited to restrictions on indebtedness; certain liens; guaranties, speculative derivatives and other similar obligations; asset dispositions; dividends, loans and advances; creation of subsidiaries; investments; leases; acquisitions; mergers; changes in fiscal year; transactions with affiliates; changes in business conducted; sale and leaseback and operating lease transactions; sale of receivables; prepayment of other indebtedness; amendments to principal documents; negative pledge causes; issuance of securities; and non-speculative commodity hedging. Borrowings under the Credit Agreement mature in July 2003, but may be prepaid at anytime. The Company has periodically extended the Credit Agreement; however, there is no assurance it will be able to do so in the future. The Company had a restricted payment basket under the Credit Agreement of $59.4 million as of June 30, 2002, which may be used to repurchase equity securities, pay dividends or make other restricted payments.

          The Company loaned Elysium $53.0 million in November 2000. In May 2001, Elysium refinanced this loan with outside banks and entered into a Bank Credit Agreement (the “Elysium Credit Agreement”) providing for a $60.0 million revolving credit facility. The amount available under the facility is re-determined each May 1 and November 1, and equaled $20.0 million ($10.0 million net to Patina) at June 30, 2002. Elysium had $11.0 million ($5.5 million net to Patina) available under the Elysium Credit Agreement at June 30, 2002.

          The Elysium facility is non-recourse to Patina and contains financial covenants, including but not limited to a maximum total debt to EBITDA ratio, a minimum current ratio and minimum tangible net worth. Borrowings under the Elysium Credit Agreement mature in May 2004, but may be prepaid at anytime. Elysium may elect that all or a portion of the credit facility bear interest at a rate equal to: (i) the Eurodollar rate for one, two, three or six months plus a margin which fluctuates from 1.50% to 2.00%, or (ii) the prime rate plus a margin which fluctuates from 0.25% to 0.75%. The margin is determined by a utilization of borrowing base percentage. The weighted average interest rate under the facility was 3.8% during the first six months of 2002 and 3.7% at June 30, 2002.

Cash Flow

          The Company’s principal sources of cash are operating cash flow and bank borrowings. The Company’s cash flow is highly dependent on oil and gas prices. Pricing volatility will be somewhat reduced as the Company has entered into hedging agreements for 2002, 2003, 2004 and 2005, respectively. The $43.5 million of capital expenditures for the first six months of 2002 were funded entirely with internal cash flow. A proposal to the Board of Directors to increase the 2002 approved capital budget of $77.0 million to $90.0 million was approved in May 2002. The revised 2002 capital budget of $90.0 million, comprised of approximately $80.0 million of development expenditures in Wattenberg, is expected to increase production over 12%. The Company expects the capital program to be funded with internal cash flow. As such, exclusive of any acquisitions or significant equity repurchases, management expects to continue to reduce long-term debt in 2002.

          Net cash provided by operations in the six months ended June 30, 2001 and 2002 was $94.7 million and $60.9 million, respectively. Cash flow from operations decreased due to the sharp decline in oil and gas prices from the first six months of 2001, somewhat offset by the 18% increase in oil and gas production. As a result of the lower prices, production taxes declined, more than offsetting the slight increase in lease operating expenses. Interest expense declined due to the continued repayment of debt and lower average interest rates in 2002. Operating cash flows in the first six months of 2002 were benefited by $3.5 million related to the tax deduction generated from the exercise and same day sale of stock options.

          Net cash used by investing in the six months ended June 30, 2001 and 2002 totaled $24.9 million and $42.9 million, respectively. Acquisition, development and exploration expenditures totaled $40.1 million in the first six months of 2001 compared to $43.5 million in 2002. Development expenditures in Wattenberg totaled $39.5 million in 2002, an increase of $8.5 million over 2001. Development expenditures on the Elysium properties totaled $1.4 million in 2002, a $200,000 increase over 2001. Expenditures for the further development of our grassroots projects totaled $2.3 million in 2002 as compared to $7.7 million in 2001. The larger expenditures in 2001 were primarily related to the acquisition of acreage in initiating our grassroots projects. The net expenditure amount in the first six months of 2001 was reduced due to $15.3 million of proceeds from sales of assets, primarily Elysium’s properties in the Lake Washington Field in Louisiana. The net expenditure amount in the first six months of 2002 was reduced due to $2.1 million of proceeds from sales of assets, primarily Elysium’s properties in Kansas and certain D-J Basin properties.

          Net cash used by financing in the six months ended June 30, 2001 and 2002 was $70.8 million and $17.7 million, respectively. Sources of financing have been primarily bank borrowings. During the first six months of 2001, the combination of operating cash flow, the refinancing of Elysium loan, and proceeds from the sale of the Lake Washington properties, allowed the Company to repay $84.0 million of bank debt, repurchase $38.2 million of equity securities and fund net capital development and acquisition expenditures of $24.9 million. During the first six months of 2002, the combination of operating cash flow and $9.8 million in proceeds from the exercise of stock options, allowed the Company to repay $25.0 million of bank debt and fund the net capital development and acquisition expenditures of $42.9 million.

Capital Requirements

          During the first six months of 2002, $43.5 million of capital was expended, primarily on development projects. This represented approximately 71% of internal cash flow (net cash provided by operations). The revised 2002 capital budget of $90.0 million is expected to increase production over 12%. The Company expects the capital program to be funded with internal cash flow. As such, exclusive of any acquisitions or significant equity repurchases, management expects to continue to reduce long-term debt in 2002. Development and exploration activities are highly discretionary, and, for the foreseeable future, management expects such activities to be maintained at levels equal to or below internal cash flow.

Hedging

          The Company regularly enters into hedging agreements to reduce the impact on its operations of fluctuations in oil and gas prices. All such contracts are entered into solely to hedge prices and limit volatility. The Company’s current policy is to hedge between 50% and 75% of its production, when futures prices justify, on a rolling 12 to 18 month basis. Due to the exceptional gas prices in 2001, the Company extended their hedging program into 2005. At June 30, 2002, hedges were in place covering 54.9 Bcf at prices averaging $3.44 per MMBtu and 1,832,000 barrels of oil averaging $23.33 per barrel. The estimated fair value of the Company’s hedge contracts that would be realized on termination, approximated a net unrealized pre-tax gain of $18.3 million ($11.7 million gain net of $6.6 million of deferred taxes) at June 30, 2002, which is presented on the balance sheet as a short-term gain of $13.4 million, a long-term gain of $12.2 million, a short term loss of $4.4 million and a long term loss of $2.9 million based on contract expiration. The gas contracts expire monthly through December 2005 and the oil contracts expire monthly through December 2003. Gains or losses on both realized and unrealized hedging transactions are determined as the difference between the contract price and a reference price, generally NYMEX for oil and the Colorado Interstate Gas (“CIG”) index for natural gas. Transaction gains and losses are determined monthly and are included as increases or decreases in oil and gas revenues in the period the hedged production is sold. Any ineffective portion of such hedges is recognized in earnings as it occurs. Net pre-tax gains relating to these derivatives in 2001 and the first six months of 2002 were $4.1 million and $13.6 million, respectively. Effective January 1, 2001, the unrealized gains (losses) on these hedging positions were recorded at an estimate of fair val ue which the Company based on a comparison of the contract price and a reference price, generally NYMEX or CIG, on the Company’s balance sheet as Other comprehensive income (loss), a component of Stockholders’ Equity.

Basis Differentials

          The Company sells the majority of its gas production based on the Colorado Interstate Gas (“CIG”) index. The realized price of the Company’s gas and that of other Rocky Mountain producers has historically traded at a discount to NYMEX gas. This discount is referred to as a “basis differential” and averaged $0.78 per MMBtu in 2001, ranging from a positive differential of $0.02 per MMBtu in February 2001 to a negative differential of $1.43 MMBtu in July 2001. The CIG basis differential for the first six months of 2002 averaged $0.88 per MMBtu discount from NYMEX. Based on futures prices as of June 30, 2002, the basis differential for CIG from NYMEX for July 2002 through December 2002 averaged $1.36 per MMBtu discount, ranging from a discount of $2.07 per MMBtu in July 2002 to a discount of $0.61 per MMBtu in December 2002.

Results of Operations

Three months ended June 30, 2002 compared to the three months ended June 30, 2001.

          Revenues for the first three months of 2002 totaled $51.3 million, a 6% decrease from the prior year period. Net income for the first three months of 2002 totaled $14.3 million compared to $18.1 million in 2001. The decreases in revenue and net income were due to lower oil and gas prices, somewhat offset by increasing production.

          Average daily oil and gas production in the second quarter of 2002 totaled 8,416 barrels and 130.6 MMcf (181.1 MMcfe), an increase of 19% on an equivalent basis from the same period in 2001. The rise in production was due to the continued development activity in Wattenberg, contributions from our Elysium operations and to a minor degree, the grassroots projects. During the second quarter of 2002, 17 wells were drilled or deepened and 122 refracs were performed in Wattenberg, compared to 16 new wells or deepenings and 71 refracs and one recompletion in Wattenberg in 2001. Based upon a $90.0 million development budget for 2002, the Company expects production to continue to increase in the coming year.

          Average oil prices decreased 6% from $26.56 per barrel in the second quarter of 2001 to $24.96 in 2002. Average gas prices decreased 26% from $3.63 per Mcf in the second quarter of 2001 to $2.68 in 2002. Average oil prices include hedging losses of $262,000 or $0.40 per barrel and $582,000 or $0.76 per barrel in the second quarters of 2001 and 2002, respectively. Average gas prices included hedging losses of $733,000 or $0.07 per Mcf in the second quarter of 2001 and hedging gains of $5.1 million or $0.43 per Mcf in 2002. Lease operating expenses totaled $6.6 million or $0.40 per Mcfe for the second quarter of 2002 compared to $6.2 million or $0.45 per Mcfe in the prior year period. The increase in operating expenses was attributed to an additional development activity in Wattenberg and additional operating expenses associated with the grassroots projects. Production taxes totaled $2.9 million or $0.17 per Mcfe in the second quarter of 2002 compared to $3.7 million in 2001 or $0.27 per Mcfe. The $820,000 decrease was a result of lower oil and gas prices, somewhat offset by increasing production.

          General and administrative expenses for the second quarter of 2002, net of reimbursements, totaled $2.9 million, approximately the same level incurred in 2001. In December 2001, Elysium’s administrative offices in Texas were closed down and their functions were moved to Denver, Colorado. This move should result in over $500,000 of savings in 2002.

          Interest and other expenses fell to $617,000 in the second quarter of 2002, a decrease of over 60% from the prior year period. Interest expense decreased as a result of lower average debt balances and lower average interest rates. The Company’s average interest rate during the second quarter of 2002 was 3.1% compared to 5.9% in 2001.

          Depletion, depreciation and amortization expense for the second quarter of 2002 totaled $16.2 million, an increase of $4.3 million or 37% from 2001. Depletion expense totaled $15.8 million or $0.96 per Mcfe for the second quarter of 2002 compared to $11.6 million or $0.84 per Mcfe for 2001. The increase in depletion expense resulted from the 19% increase in oil and gas production in the second quarter of 2002 and a higher depletion rate. The depletion rate was increased in the fourth quarter of 2001 in conjunction with the completion of the year-end 2001 reserve report. The increased depletion rate reflects the lower oil and gas reserves resulting from lower year-end oil and gas prices. Depreciation and amortization expense for the three months ended June 30, 2002 totaled $324,000 or $0.02 per Mcfe, approximately the same per unit rate as in the second quarter of 2001.

          Provision for income taxes for the second quarter of 2002 totaled $7.7 million, a decrease of $2.5 million from the same period in 2001. The decrease was due to lower earnings and utilization of the Section 29 tax credits in 2002. The Company recorded a 35% tax provision for the second quarter of 2002 compared to a 36% tax provision in 2001.

Six months ended June 30, 2002 compared to the six months ended June 30, 2001.

          Revenues for the first six months of 2002 totaled $103.1 million, a 13% decrease from the prior year period. Net income for the first six months of 2002 totaled $30.1 million compared to $40.4 million in 2001. The decreases in revenue and net income were due to lower oil and gas prices, somewhat offset by increasing production.

          Average daily oil and gas production in the first six months of 2002 totaled 8,231 barrels and 129.4 MMcf (178.8 MMcfe), an increase of 18% on an equivalent basis from the same period in 2001. The rise in production was due to the continued development activity in Wattenberg, contributions from our Elysium operations and to a minor degree, the grassroots projects. During the first six months of 2002, 22 wells were drilled or deepened and 229 refracs and three recompletions were performed in Wattenberg, compared to 34 new wells or deepenings and 170 refracs and three recompletions in Wattenberg in 2001. Based upon a $90.0 million development budget for 2002, the Company expects production to continue to increase in the coming year.

          Average oil prices decreased 11% from $27.00 per barrel in the first six months of 2001 to $24.13 in 2002. Average gas prices decreased 35% from $4.13 per Mcf in the first six months of 2001 to $2.69 in 2002. Average oil prices include hedging losses of $537,000 or $0.41 per barrel in the first six months of 2001 and hedging gains of $1.0 million or $0.70 per barrel in 2002. Average gas prices included hedging losses of $15.4 million or $0.79 per Mcf in the first six months of 2001 and hedging gains of $12.5 million or $0.53 per Mcf in 2002. Lease operating expenses totaled $13.7 million or $0.42 per Mcfe for the first six months of 2002 compared to $12.7 million or $0.46 per Mcfe in the prior year period. The increase in operating expenses was primarily attributed to $675,000 of additional operating expenses associated with the grassroots projects. Production taxes totaled $4.9 million or $0.15 per Mcfe in the first six months of 2002 compared to $9.1 million in 2001 or $0.33 per Mcfe. The $4.1 million decrease was a result of lower oil and gas prices, somewhat offset by increasing production. Production taxes are calculated on unhedged oil and gas revenues. The significant decrease coincides with the large drop in unhedged oil and gas prices (oil dropped 14% while gas dropped 56% from the first six months of 2001).

          General and administrative expenses for the first six months of 2002, net of reimbursements, totaled $5.5 million, approximately the same level incurred in 2001. In December 2001, Elysium’s administrative offices in Texas were closed down and their functions were moved to Denver, Colorado. This move should result in over $500,000 of savings in 2002.

          Interest and other expenses fell to $1.3 million in the first six months of 2002, a decrease of over 70% from the prior year period. Interest expense decreased as a result of lower average debt balances and lower average interest rates. The Company’s average interest rate during the first six months of 2002 was 3.1% compared to 6.6% in 2001.

          Depletion, depreciation and amortization expense for the first six months of 2002 totaled $31.0 million, an increase of $7.2 million or 30% from 2001. Depletion expense totaled $30.3 million or $0.94 per Mcfe for the first six months of 2002 compared to $23.3 million or $0.84 per Mcfe for 2001. The increase in depletion expense resulted from the 18% increase in oil and gas production in the first six months of 2002 and a higher depletion rate. The depletion rate was increased in the fourth quarter of 2001 in conjunction with the completion of the year-end 2001 reserve report. The increased depletion rate reflects the lower oil and gas reserves resulting from lower year-end oil and gas prices. Depreciation and amortization expense for the six months ended June 30, 2002 totaled $633,000 or $0.02 per Mcfe, approximately the same per unit rate as in the first six months of 2001.

          Provision for income taxes for the first six months of 2002 totaled $16.3 million, a decrease of $6.5 million from the same period in 2001. The decrease was due to lower earnings and utilization of the Section 29 tax credits in 2002. The Company recorded a 35% tax provision for the first six months of 2002 compared to a 36% tax provision in 2001.

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

	Average Prices

		Natural	Equivalent
	Oil	Gas	Mcf
	(Per Bbl)	(Per Mcf)	(Per Mcfe)
Annual
1997	$19.54	$2.25	$2.55
1998	13.13	1.87	1.96
1999	17.71	2.21	2.40
2000	29.16	3.69	3.96
2001	24.99	3.42	3.63

Quarterly

2001
First	$27.86	$6.09	$5.67
Second	26.96	3.70	3.93
Third	25.81	2.21	2.77
Fourth	19.69	1.94	2.31

2002
First	$21.02	$2.06	$2.45
Second	25.72	2.25	2.81

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Commodity Price Risk

          The Company’s major market risk exposure is to oil and gas prices. Pricing is primarily driven by the prevailing domestic price for oil and prices applicable to the Rocky Mountain and Mid-Continent natural gas production. Historically, prices received for oil and gas production have been volatile and unpredictable. Pricing volatility is expected to continue. Natural gas price realizations during 2001 and the first six months of 2002, exclusive of any hedges, ranged from a monthly low of $1.34 per Mcf to a monthly high of $7.65 per Mcf. Oil prices, exclusive of any hedges, ranged from a monthly low of $18.74 per barrel to a monthly high of $28.87 per barrel during 2001 and the first six months of 2002. A significant decline in the price of oil or gas could have a material adverse effect on the Company’s financial condition and results of operations.

          In the first six months of 2002, a 10% reduction in oil and gas prices, excluding oil and gas quantities that were fixed through hedging transactions, would have reduced revenues by $4.7 million. If oil and gas future prices at June 30, 2002 had declined by 10%, the unrealized hedging gains at that date would have increased by $21.8 million (from $18.3 million to $40.1 million).

          The Company regularly enters into commodity derivative contracts and fixed-price physical contracts to manage its exposure to oil and gas price volatility. The contracts, which are generally placed with major financial institutions or counter parties which management believes to be of high credit quality, may take the form of futures contracts, swaps or options. The oil and gas reference prices of these contracts are based upon oil and natural gas futures, which have a high degree of historical correlation with actual prices received by the Company. Currently, the Company’s oil and gas swap contracts are designated as cash flow hedges and the remaining discussion will relate exclusively to this type of derivative instrument.

          The Company entered into various swap contracts for oil based on NYMEX prices for the first six months of 2001 and 2002, recognizing a loss of $537,000 and a gain of $1.0 million, respectively, related to these contracts. The Company entered into various swap contracts for natural gas based on the Colorado Interstate Gas (“CIG”) index during the first six months of 2001 and 2002, recognizing a loss of $15.4 million and a gain of $12.5 million, respectively, related to these contracts.

          At June 30, 2002, the Company was a party to swap contracts for oil based on NYMEX prices covering approximately 5,500 barrels of oil per day for the remainder of 2002 at fixed prices ranging from $21.50 to $27.21 per barrel and 2,250 barrels of oil per day for 2003 at fixed prices ranging from $22.31 to $25.21 per barrel. These swaps are summarized in the table below. The overall weighted average hedged price for the swap contracts is $23.40 per barrel for the remainder of 2002 and $23.24 per barrel for 2003. The unrecognized losses on these contracts totaled $4.0 million based on NYMEX futures prices at June 30, 2002.

          At June 30, 2002, the Company was a party to swap contracts for natural gas based on CIG index prices covering approximately 70,000 MMBtu’s per day for the remainder of 2002 at fixed prices ranging from $2.00 to $4.43 per MMBtu. The overall weighted average hedged price for the swap contracts is $2.76 per MMBtu for the remainder 2002. The Company also entered into natural gas swap contracts for 2003, 2004 and 2005 as of June 30, 2002, which are summarized in the table below. The unrecognized gains on these contracts totaled $22.2 million based on CIG futures prices at June 30, 2002.

At June 30, 2002, the Company was a party to the fixed price swaps summarized below:

	Oil Swaps (NYMEX)

	Daily		Unrealized
	Volume		Gain (Loss)
Time Period	Bbl	$/Bbl	($/thousands)
07/01/02 - 09/30/02	5,500	23.55	$(1,518)
10/01/02 - 12/31/02	5,500	23.26	(1,327)

01/01/03 - 03/31/03	3,000	23.79	(402)
04/01/03 - 06/30/03	2,500	23.15	(355)
07/01/03 - 09/30/03	1,750	22.99	(202)
10/01/03 - 12/31/03	1,750	22.71	(187)

	Natural Gas Swaps (CIG Index)

	Daily		Unrealized
	Volume		Gain (Loss)
Time Period	MMBtu	$/MMBtu	($/thousands)
07/01/02 - 09/30/02	75,000	2.56	$8,000
10/01/02 - 12/31/02	65,000	2.99	1,529

01/01/03 - 03/31/03	55,000	3.65	1,653
04/01/03 - 06/30/03	55,000	3.20	1,412
07/01/03 - 09/30/03	55,000	3.25	1,562
10/01/03 - 12/31/03	55,000	3.56	267

2004	30,000	3.85	4,022
2005	30,000	3.90	3,802

Interest Rate Risk

          At June 30, 2002, the Company had $47.5 million outstanding under its credit facility at an average interest rate of 3.1% and $4.5 million (net to Patina) outstanding under the Elysium credit facility at an average interest rate of 3.7%. The Company may elect that all or a portion of the credit facility bear interest at a rate equal to: (i) the Eurodollar rate for one, two, three or six months plus a margin which fluctuates from 1.00% to 1.50% on the Patina facility and 1.50% to 2.00% on the Elysium facility or (ii) the prime rate plus a margin which fluctuates from 0.00% to 0.50% on the Patina facility and 0.25% to 0.75% on the Elysium facility. The weighted average interest rates under the Patina and Elysium facilities approximated 3.0% and 3.8%, respectively during the first six months of 2002. Assuming no change in the amount outstanding at June 30, 2002, the annual impact on interest expense of a ten percent change in the average interest rate would be approximately $105,000, net of tax. As the interest rate is variable and is reflective of current market conditions, the carrying value approximates the fair value.

Risk Factors and Cautionary Statement for purposes of the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995

          Certain information included in this report, other materials filed or to be filed by the Company with the Securities and Exchange Commission (“SEC”), as well as information included in oral statements or written statements made or to be made by the Company contain or incorporate by reference certain statements (other than statements of historical fact) that constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Statements that are not historical facts contained in this report are forward-looking statements that involve risks and uncertainties that could cause actual results to differ from projected results. Such statements address activities, events or developments that the Company expects, believes, projects, intends or anticipates will or may occur, including such matters as future capital, development and exploration expenditures (including the amount and nature thereof), drilling, deepening or refracing of wells, reserve estimates (including estimates of future net revenues associated with such reserves and the present value of such future net revenues), future production of oil and natural gas, business strategies, expansion and growth of the Company’s operations, cash flow and anticipated liquidity, grassroots prospects and development and property acquisition, obtaining financial or industry partners for prospect or program development, or marketing of oil and natural gas. Factors that could cause actual results to differ materially (“Cautionary Disclosures”) are described, among other places, in the Gathering, Processing and Marketing, Competition, and Regulation sections in 2001 Form 10-K and under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Without limiting the Cautionary Disclosures so described, Cautionary Disclosures include, among others: general economic conditions, the market price of oil and natural gas, the risks associated with exploration, the Company’s ability to find, acquire, market, develop and produce new properties, operating hazards attendant to the oil and gas business, uncertainties in the estimation of proved reserves and in the projection of future rates of production and timing of development expenditures, the strength and financial resources of the Company’s competitors, the Company’s ability to find and retain skilled personnel, climatic conditions, labor relations, availability and cost of material and equipment, environmental risks, the results of financing efforts, and regulatory developments. All written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Disclosures. The Company disclaims any obligation to update or revise any forward-looking statement to reflect events or circumstances occurring hereafter or to reflect the occurrence of anticipated or unanticipated events.

PART II.  OTHER INFORMATION

Item 1.	Legal Proceedings

Information with respect to this item is incorporated by reference from Notes to Consolidated Financial Statements in Part 1 of this report.

Item 4.	Submission of Matters to a Vote of Security Holders

On May 22, 2002 the Annual Meeting of the Company’s common stockholders was held. A summary of the proposals upon which a vote was taken and the results of the voting were as follows (the votes were adjusted to reflect the 5-for-4 stock split effective June 20, 2002):

		Number of Shares Voted
Proposals		For	Withheld

1) Election of Directors

	Robert J. Clark	25,543,746	77,440
	Jay W. Decker	21,992,761	3,628,425
	Thomas J. Edelman	22,070,991	3,550,195
	Elizabeth K. Lanier	25,543,746	77,440
	Alexander P. Lynch	25,543,746	77,440
	Paul M. Rady	25,563,121	58,065

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits None

(b)	The Company filed a current report on Form 8-K on May 23, 2002 to announce that its Board of Directors had approved a 25% stock dividend to be paid on June 20, 2002 to stockholders of record at the close of business on June 10, 2002 (effected in the form of a 5-for-4 split).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PATINA OIL & GAS CORPORATION

BY	/s/ David J. Kornder

David J. Kornder, Executive Vice President and
Chief Financial Officer

August 14, 2002