Form 10-Q/A
period 2002-03-31
PATINA OIL & GAS CORP
filed 2002-10-04
CIK 1006264

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q / A
Amendment No. 1

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                          to

Commission file number 1-14344

PATINA OIL & GAS CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	75-2629477
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1625 Broadway Denver, Colorado	80202
(Address of principal executive offices)	(zip code)

Registrant’s telephone number, including area code (303) 389-3600

Securities registered pursuant to Section 12(b) of the Act:

Title of class	Name of exchange on which listed
Common Stock, $.01 par value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒            No   ☐

There were 26,045,819 shares of common stock outstanding on May 1, 2002 (amount has been adjusted for the June 20, 2002 25% stock dividend and excludes 1,124,289 common shares held as treasury stock).

PART I.    FINANCIAL INFORMATION

EXPLANATORY NOTE — THIS AMENDMENT NO. 1 ON FORM 10-Q /A TO THE REGISTRANT’S FORM 10-Q FOR THE THREE MONTHS ENDED MARCH 31, 2002 IS BEING FILED FOR THE PURPOSES OF GIVING EFFECT TO THE RESTATEMENT OF THE COMPANY’S CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2002. SEE NOTE 1 TO THE FINANCIAL STATEMENTS FOR A SUMMARY OF THE SIGNIFICANT EFFECTS OF THE RESTATEMENT. THE RESTATEMENT RELATED TO APPLYING REQUIRED ACCOUNTING TREATMENT FOR CERTAIN STOCK BASED COMPENSATION ARRANGEMENTS. IN ADDITION, ALL SHARE AND PER SHARE AMOUNTS FOR ALL PERIODS HAVE BEEN RESTATED TO REFLECT THE 5-FOR-4 STOCK SPLIT WHICH WAS EFFECTED IN THE FORM OF A STOCK DIVIDEND TO COMMON STOCKHOLDERS OF RECORD AS OF JUNE 10, 2002 WITH A PAYMENT DATE OF JUNE 20, 2002.

Patina Oil & Gas Corporation (the “Company”) was formed in 1996 to hold the assets and operations of Snyder Oil Corporation (“SOCO”) in the Wattenberg Field and to facilitate the acquisition of Gerrity Oil & Gas Corporation. The financial statements included herein have been prepared in conformity with generally accepted accounting principles. The statements are unaudited but reflect all adjustments, which, in the opinion of management, are necessary to fairly present the Company’s financial position and results of operations.

PATINA OIL & GAS CORPORATION

CONSOLIDATED BALANCE SHEETS
(In thousands except share data)
(Unaudited)

	December 31, 2001	March 31, 2002
	(As Restated)	(As Restated)
	(See Note 1)	(See Note 1)
ASSETS
Current assets
Cash and equivalents	$250	$175
Accounts receivable	16,407	16,878
Inventory and other	3,880	4,069
Unrealized hedging gains	20,134	6,978

	40,671	28,100

Unrealized hedging gains	31,872	18,800

Oil and gas properties, successful efforts method	780,224	797,207
Accumulated depletion, depreciation and amortization	(402,213)	(416,699)

	378,011	380,508

Field equipment and other	6,605	7,317
Accumulated depreciation	(3,844)	(4,019)

	2,761	3,298

Other assets	2,209	3,309

	$455,524	$434,015

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$27,380	$29,808
Deferred income taxes	6,918	—
Accrued liabilities	10,767	4,642
Unrealized hedging losses	—	8,039

	45,065	42,489

Senior debt	77,000	62,500
Deferred income taxes	39,355	38,472
Other noncurrent liabilities	18,891	14,096
Unrealized hedging losses	—	1,469
Deferred compensation liability	25,639	31,472

Commitments and contingencies

Stockholders’ equity
Preferred Stock, $.01 par, 5,000,000 shares authorized, none issued	—	—
Common Stock, $.01 par, 125,000,000 shares authorized, 26,552,447 and 27,127,406 shares issued	266	271
Less Common Stock Held in Treasury, at cost, 1,076,689 shares and 1,124,289 shares	(5,866)	(7,333)
Capital in excess of par value	146,300	154,866
Retained earnings	71,513	83,506
Accumulated other comprehensive income	37,361	12,207

	249,574	243,517

	$455,524	$434,015

The accompanying notes are an integral part of these financial statements.

PATINA OIL & GAS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands except per share data)
(Unaudited)

	Three Months Ended March 31,
	2001	2002
	(As Restated)	(As Restated)
	(See Note 1)	(See Note 1)
Revenues
Oil and gas sales	$63,566	$48,008
Other	865	3,878

	64,431	51,886

Expenses
Lease operating	6,535	7,154
Production taxes	5,367	2,056
Exploration	103	164
General and administrative	2,566	2,593
Interest and other	3,050	634
Deferred compensation adjustment	2,669	4,317
Depletion, depreciation and amortization	11,901	14,795

	32,191	31,713

Pre-tax income	32,240	20,173

Provision for income taxes
Current	6,287	2,745
Deferred	5,319	4,351

	11,606	7,096

Net income	$20,634	$13,077

Net income per share (1)
Basic	$0.88	$0.51

Diluted	$0.77	$0.48

Weighted average shares outstanding (1)
Basic	23,414	25,812

Diluted	26,981	27,098

(1)	Adjusted for the June 20, 2002 25% stock dividend (5-for-4 split)

The accompanying notes are an integral part of these financial statements.

PATINA OIL & GAS CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN
STOCKHOLDERS’ EQUITY AND ACCUMULATED OTHER COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Preferred Stock Amount	Common Stock		Treasury Stock	Capital in Excess of Par Value	Deferred Compensation	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
		Shares	Amount
Balance, December 31, 2000 *	$—	25,055	$251	$(4,503)	$151,589	$—	$12,814	$—	$160,151
Repurchase of common and warrants	—	(2,941)	(29)	—	(51,445)	—	—	—	(51,474)
Issuance of common stock *	—	841	8	—	8,052	—	—	—	8,060
Deferred compensation stock issued, net *	—	—	—	(1,363)	—	—	—	—	(1,363)
Conversion of warrants	—	3,598	36	—	35,939	—	—	—	35,975
Tax benefit from stock options	—	—	—	—	2,165	—	—	—	2,165
Dividends	—	—	—	—	—	—	(3,568)	—	(3,568)
Comprehensive income:
Net income *	—	—	—	—	—	—	62,267	—	62,267
Cumulative effect of change in accounting principle, net of income taxes	—	—	—	—	—	—	—	(25,077)	(25,077)
Contract settlements reclassed to income	—	—	—	—	—	—	—	822	822
Change in unrealized hedging gains	—	—	—	—	—	—	—	61,616	61,616

Total comprehensive income	—	—	—	—	—	—	62,267	37,361	99,628

Balance, December 31, 2001 *	—	26,553	266	(5,866)	146,300	—	71,513	37,361	249,574

Issuance of common stock *	—	574	5	—	5,103	—	—	—	5,108
Deferred compensation stock issued, net *	—	—	—	(1,467)	1,049	—	—	—	(418)
Tax benefit from stock options	—	—	—	—	2,414	—	—	—	2,414
Dividends	—	—	—	—	—	—	(1,084)	—	(1,084)
Comprehensive income:
Net income *	—	—	—	—	—	—	13,077	—	13,077
Contract settlements reclassed to income	—	—	—	—	—	—	—	(8,046)	(8,046)
Change in unrealized hedging gains	—	—	—	—	—	—	—	(17,108)	(17,108)

Total comprehensive income	—	—	—	—	—	—	13,077	(25,154)	(12,077)

Balance, March 31, 2002 *	$-	27,127	$271	$(7,333)	$154,866	$-	$83,506	$12,207	$243,517

*	—As Restated, See Note 1

The accompanying notes are an integral part of these financial statements.

PATINA OIL & GAS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2001	2002
	(As Restated)	(As Restated)
	(See Note 1)	(See Note 1)
Operating activities
Net income	$20,634	$13,077
Adjustments to reconcile net income to net cash provided by operating activities
Exploration expense	103	164
Depletion, depreciation and amortization	11,901	14,795
Deferred income taxes	5,319	4,351
Tax benefit from exercise of stock options	—	2,414
Deferred compensation adjustment	2,669	4,317
Reversal of hedging impairment, net	—	(2,283)
Other	15	42
Changes in current and other assets and liabilities
Decrease (increase) in
Accounts receivable	(763)	(472)
Inventory and other	453	(95)
Increase (decrease) in
Accounts payable	13,886	2,428
Accrued liabilities	(2,501)	(4,459)
Other assets and liabilities	2,994	(5,564)

Net cash provided by operating activities	54,710	28,715

Investing activities
Acquisition, development and exploration	(23,209)	(18,668)
Disposition of oil and gas properties	15,247	1,429
Other	(8,844)	(849)

Net cash used in investing activities	(16,806)	(18,088)

Financing activities
Decrease in indebtedness	(39,000)	(14,500)
Repayment from affiliate	18,500	—
Deferred credits	(4,577)	—
Issuance of common stock	2,732	4,882
Repurchase of common stock	(16,925)	—
Common dividends	(777)	(1,084)

Net cash used in financing activities	(40,047)	(10,702)

Decrease in cash	(2,143)	(75)
Cash and equivalents, beginning of period	2,653	250

Cash and equivalents, end of period	$510	$175

The accompanying notes are an integral part of these financial statements.

PATINA OIL & GAS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)    RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS

Subsequent to the issuance of the Company’s financial statements for the quarter ended March 31, 2002, certain adjustments were made. The adjustments related to stock based compensation. The Company determined that the accounting treatment for its deferred compensation plan was not in accordance with guidance established under the Emerging Issues Task Force Abstracts 97-14 “Accounting for Deferred Compensation Arrangements Where Amounts Earned are Held in a Rabbi Trust and Invested,” (“EITF 97-14”). EITF 97-14 requires that assets of a rabbi trust and the related deferred compensation liability are to be recorded on the Company’s balance sheet; that fluctuations in asset values should result in deferred compensation expense or income; that based on the categories of assets underlying the plan, investment income and expense should be recorded in the income statement and unrealized increases or decreases in the value of the rabbi trust assets should be reported in accordance with Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and that Company stock held by the rabbi trust should be classified in stockholders’ equity as treasury stock. Historically, the Company had not consolidated the rabbi trust in its financial statements or recognized changes in the asset values of the trust through the income statement. For additional information on the deferred compensation plan, see Note (7).

In addition, the Company maintains a shareholder approved Stock Purchase Plan pursuant to which certain key employees were given the ability to purchase a limited number of restricted common shares at a discount or, separately, to receive annual bonuses or a portion of their base pay in restricted stock. Due to the one-year holding period restriction on shares issued under the plan, the Company originally recorded these shares at a discount to market. In accordance with the principles prescribed by the Accounting Principles Board’s Opinion No. 25 (“APB No. 25”), “Accounting for Stock Issued to Employees,” the Company subsequently determined that all stock purchased under the Stock Purchase Plan or otherwise granted must be recorded or expensed based on the then quoted market prices of the common stock. See Note (7).

As a result, the accompanying financial statements for the quarters ended March 31, 2001 and 2002 have been restated from the amounts previously reported. Collectively, the restatement adjustments, net of tax benefits, decreased net income by $1.7 million and $2.8 million in the three months ended March 31, 2001 and 2002, respectively.

A summary of the significant effects of the restatement is as follows:

	Three Months Ended March 31,
	2001	2002
	(In thousands except per share data)
Revenues as previously reported	$64,452	$51,828
Revenues as restated	64,431	51,886

Deferred compensation adjustment as previously reported	$—	$—
Deferred compensation adjustment as restated	2,669	4,317

Pretax income as previously reported	$34,930	$24,432
Pretax income as restated	32,240	20,173

Provision for income taxes as previously reported	$12,575	$8,587
Provision for income taxes as restated	11,606	7,096

Net income as previously reported	$22,355	$15,845
Net income as restated	20,634	13,077

	Three Months Ended March 31,
	2001	2002
	(In thousands except per share data)
Net income per share as previously reported
Basic	$0.91	$0.59
Diluted	0.80	0.56

Net income per share as restated
Basic	$0.88	$0.51
Diluted	0.77	0.48

Weighted average shares outstanding as previously reported
Basic	24,506	26,938
Diluted	28,073	28,223

Weighted average shares outstanding as restated
Basic	23,414	25,812
Diluted	26,981	27,098

	December 31, 2001	March 31, 2002
Total assets as previously reported	$453,573	$430,907
Total assets as restated	455,524	434,015

Deferred compensation liability as previously reported	$—	$—
Deferred compensation liability as restated	25,639	31,472

Deferred tax liability as previously reported	$43,473	$44,080
Deferred tax liability as restated	39,355	38,472

Total stockholders’ equity as previously reported	$269,144	$266,273
Total stockholders’ equity as restated	249,574	243,517

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

The Company’s operations consist of the acquisition, development, exploitation and production of oil and gas properties. Historically, Patina’s properties have been almost exclusively located in the Wattenberg Field of Colorado’s D-J Basin. Over the past year, the Company accumulated significant acreage positions in three Rocky Mountain basins and a leasehold position with production in West Texas (“grass roots projects”) in an effort to expand and diversify its asset base. Through Elysium and these recently initiated exploration and development projects, the Company now has oil and gas properties in central Kansas, the Illinois Basin, Utah, Wyoming, Texas and the San Joaquin Basin in California.

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

The Company follows the provisions of Statement of Financial Accounting Standards No. 144 (“SFAS 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets,” which requires the Company to assess the need for an impairment of capitalized costs of oil and gas properties on a field-by-field basis. When the net book value of properties exceeds their undiscounted future cash flows, the cost of the property is written down to “fair value,” which is determined using discounted future cash flows on a field-by field basis. In 1997, the Company recorded an impairment of $26.0 million to oil and gas properties, primarily due to low oil and gas prices at that time. While no impairments have been necessary since 1997, changes in oil and gas prices, underlying assumptions or amortization units could result in impairments in the future.

Field equipment and other

Depreciation of field equipment and other is provided using the straight-line method generally ranging from three to five years.

Other Assets

Other Assets were primarily comprised of $2.0 million and $3.1 million in assets held in a rabbi trust for the benefit of certain participants under the Company’s deferred compensation plan at December 31, 2001 and March 31, 2002, respectively. See Note (7).

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

Accumulated Other Comprehensive Income

The Company follows the provisions of SFAS No. 130, “Reporting Comprehensive Income.” In addition to net income, comprehensive income includes all changes in equity during a period, except those resulting from investments and distributions to the owners of the Company. The Company had no such changes prior to 2001. The components of accumulated other comprehensive income and related tax effects for the three months ended March 31, 2002 were as follows (in thousands):

	Gross	Tax Effect	Net of Tax
Accumulated other comprehensive income, 12/31/01	$58,376	$(21,015)	$37,361
Change in fair value of hedges	(26,731)	9,623	(17,108)
Reversal of impairment of oil and gas hedges	(3,568)	1,285	(2,283)
Contract settlements	(9,004)	3,241	(5,763)

Accumulated other comprehensive income, 03/31/02	$19,073	$(6,866)	$12,207

Comprehensive income for the three months ended March 31, 2001 and 2002 totaled $21.0 and ($12.1) million, respectively.

The reversal of impairment related to a fourth quarter 2001 non-cash provision of $6.4 million ($4.1 million net of taxes) to write-off of all outstanding oil and gas hedges with Enron North America (“Enron”). The write-off reduced earnings per share in the quarter and year by $0.14 (fully diluted). In accordance with generally accepted accounting principles, the Company recorded non-cash revenues of $3.6 million in the first quarter of 2002. An additional $2.8 million will be recorded in the course of 2002, as the impaired value of the hedges would have otherwise expired.

The following table schedules out the reversal of the impairment related to the Enron hedges recorded in accumulated other comprehensive income at March 31, 2002 and how it will impact earnings for the remainder of 2002 (in thousands):

2002	Reported Revenues	Tax Impact	Reported Earnings
Second quarter	$88	$(32)	$56
Third quarter	1,749	(630)	1,119
Fourth quarter	965	(347)	618

	$2,802	$(1,009)	$1,793

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

The Company entered into various swap contracts for oil based on NYMEX prices for the first quarter of 2001 and 2002, recognizing a loss of $276,000 and a gain of $1.6 million, respectively, related to these contracts. The Company entered into various swap contracts for natural gas based on the Colorado Interstate Gas (“CIG”) index during the first quarter of 2001 and 2002, recognizing a loss of $14.7 million and a gain of $7.4 million, respectively, related to these contracts.

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

At March 31, 2002, the Company was a party to swap contracts for natural gas based on CIG index prices covering approximately 71,650 MMBtu’s per day for the remainder of 2002 at fixed prices ranging from $1.95 to $4.43 per MMBtu. The overall weighted average hedged price for the swap contracts is $2.81 per MMBtu for the remainder 2002. The Company also entered into natural gas swap contracts for 2003, 2004 and 2005 as of March 31, 2002, which are summarized in the table below. The unrecognized gains on these contracts totaled $19.9 million based on CIG futures prices at March 31, 2002.

At March 31, 2002, the Company was a party to the fixed price swaps summarized below:

	Oil Swaps (NYMEX)
Time Period	Daily Volume Bbl	$/Bbl	Unrealized Gain (Loss) ($/thousands)
04/01/02—06/30/02	4,750	24.76	$(673)
07/01/02—09/30/02	4,750	23.02	(1,232)
10/01/02—12/31/02	4,750	22.85	(1,008)

2003	1,625	22.84	(667)

	Natural Gas Swaps (CIG Index)
Time Period	Daily Volume MMBtu	$/MMBtu	Unrealized Gain (Loss) ($/thousands)
04/01/02—06/30/02	75,000	2.90	$2,033
07/01/02—09/30/02	75,000	2.56	(36)
10/01/02—12/31/02	65,000	2.99	(942)

2003	55,000	3.42	5,248
2004	30,000	3.85	6,978
2005	30,000	3.90	6,569

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

During the first quarter of 2002 (excluding the impairment related to the Enron hedges), net hedging gains of $9.0 million ($5.8 million after tax) were reclassified from accumulated other comprehensive income to earnings and the changes in the fair value of outstanding derivative net assets decreased by $26.7 million ($17.1 million after tax). As the underlying prices in the Company’s hedge contracts were consistent with the indices used to sell their oil and gas, no ineffectiveness was recognized related to its hedge contracts in the first quarter of 2002. As of March 31, 2002 (excluding the impaired Enron hedges), the Company had net unrealized hedging gains of $16.3 million ($10.4 million after tax), comprised of $7.0 million of current assets, $18.8 million of non-current assets, $8.0 million of current liabilities and $1.5 million of non-current liabilities. Based on futures prices as of March 31, 2002, the Company would reclassify $1.1 million ($679,000 after tax) of net unrealized hedging losses as a decrease to earnings from accumulated other comprehensive income in the next twelve months.

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

The Company uses weighted average shares outstanding to calculate earnings per share. When dilutive, options, warrants and common stock issuable on conversion of convertible securities are included as share equivalents using the treasury stock method and included in the calculation of diluted earnings per share. See Note (6).

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

In the opinion of management, those adjustments to the financial statements (all of which are of a normal and recurring nature) necessary to present fairly the Company’s financial position and results of operations have been made. These interim financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K / A for the year ended December 31, 2001.

Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141, “Business Combinations,” which addresses accounting and reporting for business combinations. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001. The adoption of SFAS No. 141 did not have a material impact on the Company’s financial position or results of operations.

In June 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets,” which addresses the accounting and reporting for goodwill subsequent to an acquisition. The new standard eliminates the requirement to amortize acquired goodwill; instead, such goodwill shall be reviewed at least annually for impairment. SFAS No. 142 was effective for the Company in 2002. The adoption of SFAS No. 142 did not have a material impact on the Company’s financial position or results of operations.

In July 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations, “ which requires that the fair value of a liability for asset retirement obligations be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The asset retirement liability will be allocated to operating expense by using a systematic and rational method. The statement is effective for the Company in 2003. The Company has not yet determined the impact of adoption of this statement. Given the Company’s large number of wells and that the salvage value has historically been assumed to offset the plugging liability, adoption could lead to a material increase in the Company’s assets and liabilities.

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which provides a single accounting model for long-lived assets to be disposed of and changes the criteria that would have to be met to classify an asset as held-for-sale. The statement also requires expected future operating losses from discontinued operations to be recognized in the periods in which the losses are incurred, which is a change from the current requirement of recognizing such operating losses as of the measurement date. The statement is effective for the Company in 2002. The adoption of SFAS No. 144 did not have a material effect on the Company’s financial position or results of operations.

(4)    OIL AND GAS PROPERTIES

The cost of oil and gas properties at December 31, 2001 and March 31, 2002 included approximately $4.8 million and $4.7 million, respectively, in net unevaluated leasehold costs for acreage that is generally held for exploration or development to which proved reserves have not been assigned. These amounts have been excluded from amortization during the respective periods. The following table sets forth costs incurred related to oil and gas properties:

	Year Ended December 31, 2001	Three Months Ended March 31, 2002
	(In thousands)
Development	$77,343	$18,452
Acquisition—evaluated	6,603	26
Acquisition—unevaluated	3,627	25
Exploration and other	513	163

	$88,086	$18,666

Disposition	$(16,468)	$(1,429)

Depletion rate (per Mcfe)	$0.86	$0.91

The disposition of properties for the year ended December 31, 2001 related primarily to the sale of Elysium properties in the Lake Washington Field in Louisiana for $30.5 million in March 2001 ($15.25 million net to the Company).

(5)    INDEBTEDNESS

The following indebtedness was outstanding on the respective dates:

	December 31, 2001	March 31, 2002
	(In thousands)
Bank facility—Patina	$71,000	$57,000
Bank facility – Elysium, net	6,000	5,500
Less current portion	—	—

Senior debt, net	$77,000	$62,500

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

(6)    STOCKHOLDERS’ EQUITY

A total of 125.0 million common shares, $0.01 par value, are authorized of which 27.1 million were issued at March 31, 2002. The common stock is listed on the New York Stock Exchange. On May 23, 2002, the Company’s Board of Directors approved a 5-for-4 stock split which was affected in the form of a 25% stock dividend to common stockholders of record as of June 10, 2002 with a payment date of June 20, 2002. All share and per share amounts for all periods have been restated to reflect the 5-for-4 stock split. Adjusted for the stock dividend, a quarterly cash dividend of $0.008 per common share was initiated in December 1997, increased to $0.016 per share in the fourth quarter of 1999, to $0.032 per share in the fourth quarter of 2000, and to $0.04 per share in the fourth quarter of 2001. The Company has a stockholders’ rights plan designed to ensure that stockholders receive fair value for their shares in the event of certain takeover attempts. The following is a schedule of the changes in the Company’s shares of common stock since January 1, 2001:

	Year Ended December 31, 2001	Three Months Ended March 31, 2002
Beginning shares	25,054,800	26,552,400

Exercise of stock options	545,400	464,200
Issued under Stock Purchase Plan	122,400	—
Issued in lieu of salaries and bonuses	84,900	98,500
Issued for directors fees	1,900	400
Exercise of $10.00 warrants	3,597,500	—
Issued to deferred comp plan (salary match)	14,800	11,900
Stock grant vesting	41,600	—
401(k) plan contribution	30,300	—

Total shares issued	4,438,800	575,000

Repurchases	(2,941,200)	—

Ending shares	26,552,400	27,127,400

Treasury shares held in rabbi trust (Note 7)	(1,076,700)	(1,124,300)

Adjusted shares outstanding	25,475,700	26,003,100

During 2001, the Company repurchased and retired shares of its common stock for $51.5 million and 3,597,500 $10.00 warrants ($12.50 prior to the stock split) were converted into common stock with the Company receiving cash proceeds of $36.0 million. The remaining unexercised warrants expired on May 2, 2001.

A total of 5,000,000 preferred shares, $0.01 par value, are authorized with no shares issued or outstanding at March 31, 2002.

The following is the calculation of basic and diluted earnings per share:

	Three Months Ended March 31,
	2001			2002
	Net Income	Common Shares	Per Share	Net Income	Common Shares	Per Share
Basic net income attributable to common stock	$20,634	23,414	$0.88	$13,077	25,812	$0.51

Effect of dilutive securities:
Stock options	—	1,770		—	1,286
Unvested stock grants	—	34		—	—
$10.00 warrants	—	1,763		—	—

Diluted net income attributable to common stock	$20,634	26,981	$0.77	$13,077	27,098	$0.48

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

Stock Purchase Plan

The Company maintains a shareholder approved stock purchase plan (“Stock Purchase Plan”). Pursuant to the Stock Purchase Plan, officers, directors and certain managers are eligible to purchase shares of common stock at prices ranging from 50% to 85% of the closing price of the stock on the trading day prior to the date of purchase (“Market Price”). To date, all purchase prices have been set at 75% of Market Price. In addition, employee participants may be granted the right to purchase shares pursuant to the Stock Purchase Plan with all or a part of their salary and bonus. A total of 625,000 shares of common stock are reserved for possible purchase under the Stock Purchase Plan. In May 1999, an amendment to the Stock Purchase Plan was approved by the stockholders allowing for the annual renewal of the 625,000 shares of common stock reserved for possible purchase under the Stock Purchase Plan. Plan years run from the date of the Annual Meeting through the next Annual Meeting. In 2000, the Board of Directors approved 145,400 common shares (exclusive of shares available for purchase with participants’ salaries and bonuses) for possible purchase by participants during the plan year. As of March 31, 2001, participants had purchased 172,800 shares of common stock, including 107,300 shares purchased with participants’ 1999 bonuses, at an average price of $9.70 per share ($7.27 net price per share), resulting in cash proceeds to the Company of $665,000. In 2001, the Board of Directors approved 151,600 common shares (exclusive of shares available for purchase with participants’ salaries and bonuses) for possible purchase by participants during the plan year. As of March 31, 2002, participants had purchased 220,900 shares of common stock, including 98,400 shares purchased with participants’ 2001 bonuses, at an average price of $21.00 per share ($15.76 net price per share), resulting in cash proceeds to the Company of $2.0 million. No other purchases were made under the Stock Purchase Plan during the three months ended March 31, 2001 and 2002.

Deferred Compensation Plan

The Company maintains a shareholder approved deferred compensation plan (“Deferred Compensation Plan”). This plan is available to officers and certain managers of the Company. The plan allows participants to defer all or a portion of their salary and annual bonuses (either in cash or Company stock). The Company can make discretionary matching contributions of the participant’s salary deferral and those assets are invested in instruments as directed by the participant. The Deferred Compensation Plan does not have dollar limits on tax-deferred contributions. The assets of the Deferred Compensation Plan are held in a Rabbi Trust (“Trust”) and, therefore, are available to satisfy the claims of the Company’s creditors in the event of bankruptcy or insolvency of the Company. Participants have the ability to direct the Plan Administrator to invest their salary and bonus deferrals into pre-approved mutual funds held by the Trust. In addition, participants have the right to request that the Plan Administrator re-allocate the portfolio of investments (i.e., cash, mutual funds, Company stock) in the participants’ individual account within the Trust, however, the Plan Administrator is not required to honor any such request. Company matching contributions are in the form of either cash or Company stock and vest ratably over a three-year period. Participants may elect to receive their payments in either cash or the Company’s common stock. At March 31, 2002, the balance of the assets in the Trust totaled $31.5 million, including 1,124,300 shares of common stock of the Company valued at $28.3 million. The Company accounts for the Deferred Compensation Plan in accordance with EITF 97-14, “Accounting for Deferred Compensation Arrangements Where Amounts Earned are Held in a Rabbi Trust and Invested”.

Assets of the Trust, other than common stock of the Company, are invested in 11 mutual funds that cover the investment spectrum from equities to money market instruments. These mutual funds are publicly quoted and reported at market value. The Company accounts for these investments in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” The Trust also holds common shares of the Company. The Company’s common stock that is held by the Trust has been classified as treasury stock in the stockholders’ equity section of the accompanying balance sheet. The market value of the assets held by the Trust, exclusive of the market value of the shares of the Company’s common stock that are reflected as treasury stock, at December 31, 2001 and March 31, 2002, was $2.0 million and $3.1 million, respectively, and is classified as Other Assets in the accompanying balance sheet. The amounts payable to the plan participants at December 31, 2001 and March 31, 2002, including the market value of the shares of the Company’s common stock that are reflected as treasury stock, was $25.6 million and $31.5 million, respectively, and is classified as Deferred Compensation Liability in the accompanying balance sheet.

In accordance with EITF 97-14, all market fluctuations in value of the Trust assets have been reflected in the respective income statements. Increases or decreases in the value of the plan assets, exclusive of the shares of common stock of the Company, have been included as Other income in the respective income statements. Increases or decreases in the market value of the deferred compensation liability, including the shares of common stock of the Company held by the Trust, while recorded as treasury stock, are included as Deferred compensation adjustments in the respective income statement. In response to the changes in total market value of the Trust, the Company recorded deferred compensation adjustments of $2.7 million and $4.3 million in the three months ended March 31, 2001 and 2002, respectively.

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

Year	Options Granted	Range of Exercise Prices	Weighted Average Exercise Price
2000	631,000	$7.35 – $17.55	$7.47
2001	792,000	$18.09 – $26.42	$18.33
2002	885,000	$20.62 – $23.74	$20.70

The Company also maintains a shareholder approved stock grant and option plan for non-employee Directors (the “Directors’ Plan”). The Directors’ Plan provides for each non-employee Director to receive common shares having a market value equal to $2,500 quarterly in payment of one-half of their retainer. In April 2002, the cash portion of the quarterly Director payments was increased to $5,000. A total of 1,900 shares were issued in 2001 and 400 in the first quarter of 2002. It also provides for 6,250 options to be granted to each non-employee Director upon appointment and upon annual re-election, thereafter. The options vest over a three-year period (30%, 60%, 100%) and expire five years from the date of grant. The following is a summary of stock options granted under the Directors’ Plan:

Year	Options Granted	Range of Exercise Prices	Weighted Average Exercise Price
2000	31,000	$13.95	$13.95
2001	31,000	$19.67 – $26.28	$24.96

(8)    INCOME TAXES

A reconciliation of the federal statutory rate to the Company’s effective rate as it applies to the tax provision for the three months ended March 31, 2001 and 2002 follows:

	2001	2002
Federal statutory rate	35%	35%
State income tax rate, net of federal benefit	3%	3%
Decrease in valuation allowance against deferred tax asset	(2%)	—
Section 29 tax credits	—	(3%)

Effective income tax rate	36%	35%

For tax purposes, the Company had net operating loss carryforwards of approximately $41.0 million including alternative minimum tax (“AMT”) loss carryforwards of approximately $26.6 million at December 31, 2001. Utilization of $30.3 million of the net operating loss carryforwards will be limited to approximately $4.7 million per year as a result of the Gerrity acquisition in 1996. These carryforwards expire between 2010 and 2018. At December 31, 2001, the Company had AMT credit carryforwards of $4.1 million that are available indefinitely. No cash payments were made for federal income taxes during 2000. The Company paid $11.1 million in federal income taxes in 2001.

Operating cash flows in the first quarter of 2002 were increased by $2.4 million related to the tax deduction generated from the exercise and same day sale of stock options. Generally accepted accounting principles don’t allow for this deduction to be offset against the tax provision on the income statement. This deduction is recorded as an addition to additional paid in capital and as a reduction to the tax liability on the balance sheet.

(9)    MAJOR CUSTOMERS

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

EXPLANATORY NOTE — THIS AMENDMENT NO. 1 ON FORM 10-Q /A TO THE REGISTRANT’S FORM 10-Q FOR THE THREE MONTHS ENDED MARCH 31, 2002 IS BEING FILED FOR THE PURPOSES OF GIVING EFFECT TO THE RESTATEMENT OF THE COMPANY’S CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2002. SEE NOTE 1 TO THE FINANCIAL STATEMENTS FOR A SUMMARY OF THE SIGNIFICANT EFFECTS OF THE RESTATEMENT. THE RESTATEMENT RELATED TO APPLYING REQUIRED ACCOUNTING TREATMENT FOR CERTAIN STOCK BASED COMPENSATION ARRANGEMENTS. THE FOLLOWING DISCUSSION AND ANALYSIS GIVES EFFECT TO THE RESTATEMENT. IN ADDITION, ALL SHARE AND PER SHARE AMOUNTS FOR ALL PERIODS HAVE BEEN RESTATED TO REFLECT THE 5-FOR-4 STOCK SPLIT WHICH WAS EFFECTED IN THE FORM OF A STOCK DIVIDEND TO COMMON STOCKHOLDERS OF RECORD AS OF JUNE 10, 2002 WITH A PAYMENT DATE OF JUNE 20, 2002.

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

At March 31, 2002, the Company had $434.0 million of assets. Total capitalization was $306.0 million, of which 80% was represented by stockholders’ equity and 20% by bank debt. During the first quarter of 2002, net cash provided by operations totaled $28.7 million, as compared to $54.7 million in 2001 ($36.9 million and $40.6 million prior to changes in working capital, respectively). At March 31, 2002, there were no significant commitments for capital expenditures. Based upon an $88.0 million capital budget for 2002, the Company expects production to continue to increase in the coming year. The level of these and other future expenditures is largely discretionary, and the amount of funds devoted to any particular activity may increase or decrease significantly, depending on available opportunities and market conditions. The Company plans to finance its ongoing development, acquisition and exploration expenditures and additional equity repurchases using internal cash flow, proceeds from asset sales and bank borrowings. In addition, joint ventures or future public and private offerings of debt or equity securities may be utilized.

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

The following summarizes the Company’s contractual obligations at March 31, 2002 and the effect such obligations are expected to have on its liquidity and cash flow in future periods (in thousands):

	Less than One Year	1 – 3 Years		After 3 Years	Total
Long term debt	$—	$62,500	*	—	$62,500
Non-cancelable operating leases	907	1,909		652	3,468

Total contractual cash obligations	$907	$64,409		$652	$65,968

*	Due at termination dates in each of the Company’s credit facilities, which the Company expects to renew.

Indebtedness

The following summarizes the Company’s borrowings and availability under Patina’s and Elysium’s revolving credit facilities (in thousands):

	March 31, 2002
Revolving Credit Facilities	Borrowing Base	Outstanding	Available
Patina	$125,000	$57,000	$68,000
Elysium (net to Patina)	10,000	5,500	4,500

Total	$135,000	$62,500	$72,500

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

Net cash provided by operating activities in the three months ended March 31, 2001 and 2002 was $54.7 million and $28.7 million, respectively. Cash flow from operations decreased due to the sharp decline in oil and gas prices from the first quarter of 2001, somewhat offset by the 16% increase in oil and gas production. As a result of the lower prices, production taxes declined, more than offsetting the slight increase in lease operating expenses. Interest expense declined due to the continued repayment of debt and lower average interest rates in 2002. Operating cash flows in the first quarter of 2002 were benefited by $2.4 million related to the tax deduction generated from the exercise and same day sale of stock options.

Net cash used in investing activities in the three months ended March 31, 2001 and 2002 totaled $16.8 million and $18.1 million, respectively. Acquisition, development and exploration expenditures totaled $18.7 million in the first quarter of 2002 compared to $23.2 million in 2001. The decrease in expenditures in the first quarter of 2002 was primarily due to the Company incurring $5.4 million of acquisition costs in the first quarter of 2001 related to the initiation of our grassroots projects. Development expenditures in Wattenberg remained relatively constant at $17.2 million in 2002. The net expenditure amount in the first quarter of 2001 was reduced due to $16.5 million of proceeds from sales of assets, primarily Elysium’s properties in the Lake Washington Field in Louisiana.

Net cash used in financing activities in the three months ended March 31, 2001 and 2002 was $40.0 million and $10.7 million, respectively. Sources of financing have been primarily bank borrowings. During the first quarter of 2001, the combination of operating cash flow, the refinancing of Elysium loan, and proceeds from the sale of the Lake Washington properties, allowed the Company to repay $39.0 million of bank debt, repurchase $17.0 million of equity securities and fund capital development and acquisition expenditures of $23.2 million. During the first quarter of 2002, the combination of operating cash flow and $4.9 million in proceeds from the exercise of stock options, allowed the Company to repay $14.5 million of bank debt and fund capital development and acquisition expenditures of $18.7 million.

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

Hedging

The Company regularly enters into hedging agreements to reduce the impact on its operations of fluctuations in oil and gas prices. All such contracts are entered into solely to hedge prices and limit volatility. The Company’s current policy is to hedge between 50% and 75% of its production, when futures prices justify, on a rolling twelve to eighteen month basis. Due to the exceptional gas prices in 2001, the Company extended their hedging program into 2005. At March 31, 2002, hedges were in place covering 61.7 Bcf at prices averaging $3.39 per MMBtu and 1,898,000 barrels of oil averaging $23.33 per barrel. The estimated fair value of the Company’s hedge contracts that would be realized on termination, approximated a net unrealized pre-tax gain of $16.3 million ($10.4 million gain net of $5.9 million of deferred taxes) at March 31, 2002, which is presented on the balance sheet as a current asset of $7.0 million, a non-

current asset of $18.8 million, a current liability of $8.0 million and a non-current liability of $1.5 million based on contract expiration. The gas contracts expire monthly through December 2005 and the oil contracts expire monthly through December 2003. Gains or losses on both realized and unrealized hedging transactions are determined as the difference between the contract price and a reference price, generally NYMEX for oil and the Colorado Interstate Gas (“CIG”) index for natural gas. Transaction gains and losses are determined monthly and are included as increases or decreases in oil and gas revenues in the period the hedged production is sold. Any ineffective portion of such hedges is recognized in earnings as it occurs. Net pre-tax gains relating to these derivatives in 2001 and the first quarter of 2002 were $4.0 million and $9.0 million, respectively. Effective January 1, 2001, the unrealized gains (losses) on these hedging positions were recorded at an estimate of fair value which the Company based on a comparison of the contract price and a reference price, generally NYMEX or CIG, on the Company’s balance sheet in Accumulated other comprehensive income (loss), a component of Stockholders’ Equity.

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

Revenues for the first quarter of 2002 totaled $51.9 million, a 19% decrease from the prior year period. Net income for the first quarter of 2002 totaled $13.1 million compared to $20.6 million in 2001. The decreases in revenue and net income were due to lower oil and gas prices, somewhat offset by increasing production.

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

Interest and other expenses fell to $634,000 in the first quarter of 2002, a decrease of nearly 80% from the prior year period. Interest expense decreased as a result of lower average debt balances and lower average interest rates. The Company’s average interest rate during the first quarter of 2002 was 3.1% compared to 7.0% in 2001.

Deferred compensation adjustment totaled $4.3 million in the first quarter of 2002, an increase of $1.6 million from the prior year. The increase relates to the increase in value of the Company’s common shares and other investments held in a rabbi trust for the benefit of participants in the Company’s deferred compensation plan over 2001. The Company’s common stock price appreciated by 15% or $3.22 per share in the first quarter of 2002 versus 11% or $2.16 per share in the first quarter of 2001.

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

Provision for income taxes for the first quarter of 2002 totaled $7.1 million, a decrease of $4.5 million from the same period in 2001. The decrease was due to lower earnings and utilization of the Section 29 tax credits in 2002. The Company recorded a 35% tax provision for the first quarter of 2002 compared to a 36% tax provision in 2001.

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

Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141, “Business Combinations,” which addresses accounting and reporting for business combinations. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001. The adoption of SFAS No. 141 did not have a material impact on the Company’s financial position or results of operations.

In June 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets,” which addresses the accounting and reporting for goodwill subsequent to an acquisition. The new standard eliminates the requirement to amortize acquired goodwill; instead, such goodwill shall be reviewed at least annually for impairment. SFAS No. 142 was effective for the Company in 2002. The adoption of SFAS No. 142 did not have a material impact on the Company’s financial position or results of operations.

In July 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations, “ which requires that the fair value of a liability for asset retirement obligations be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The asset retirement liability will be allocated to operating expense by using a systematic and rational method. The statement is effective for the Company in 2003. The Company has not yet determined the impact of adoption of this statement. Given the Company’s large number of wells and that the salvage value has historically been assumed to offset the plugging liability, adoption could lead to a material increase in the Company’s assets and liabilities.

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which provides a single accounting model for long-lived assets to be disposed of and changes the criteria that would have to be met to classify an asset as held-for-sale. The statement also requires expected future operating losses from discontinued operations to be recognized in the periods in which the losses are incurred, which is a change from the current requirement of recognizing such operating losses as of the measurement date. The statement is effective for the Company in 2002. The adoption of SFAS No. 144 did not have a material effect on the Company’s financial position or results of operations.

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

The Company entered into various swap contracts for oil based on NYMEX prices for the first quarter of 2001 and 2002, recognizing a loss of $276,000 and a gain of $1.6 million, respectively, related to these contracts. The Company entered into various swap contracts for natural gas based on the Colorado Interstate Gas (“CIG”) index during the first quarter of 2001 and 2002, recognizing a loss of $14.7 million and a gain of $7.4 million, respectively, related to these contracts.

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

At March 31, 2002, the Company was a party to swap contracts for natural gas based on CIG index prices covering approximately 71,650 MMBtu’s per day for the remainder of 2002 at fixed prices ranging from $1.95 to $4.43 per MMBtu. The overall weighted average hedged price for the swap contracts is $2.81 per MMBtu for the remainder 2002. The Company also entered into natural gas swap contracts for 2003, 2004 and 2005 as of March 31, 2002, which are summarized in the table below. The unrecognized gains on these contracts totaled $19.9 million based on CIG futures prices at March 31, 2002.

At March 31, 2002, the Company was a party to the fixed price swaps summarized below:

	Oil Swaps (NYMEX)
Time Period	Daily Volume Bbl	$/Bbl	Unrealized Gain (Loss) ($/thousands)
04/01/02—06/30/02	4,750	24.76	$(673)
07/01/02—09/30/02	4,750	23.02	(1,232)
10/01/02—12/31/02	4,750	22.85	(1,008)

2003	1,625	22.84	(667)

	Natural Gas Swaps (CIG Index)
Time Period	Daily Volume MMBtu	$/MMBtu	Unrealized Gain (Loss) ($/thousands)
04/01/02—06/30/02	75,000	2.90	$2,033
07/01/02—09/30/02	75,000	2.56	(36)
10/01/02—12/31/02	65,000	2.99	(942)

2003	55,000	3.42	5,248
2004	30,000	3.85	6,978
2005	30,000	3.90	6,569

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

Risk Factors and Cautionary Statement for purposes of the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995

Certain information included in this report, other materials filed or to be filed by the Company with the Securities and Exchange Commission (“SEC”), as well as information included in oral statements or written statements made or to be made by the Company contain or incorporate by reference certain statements (other than statements of historical fact) that constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Statements that are not historical facts contained in this report are forward-looking statements that involve risks and uncertainties that could cause actual results to differ from projected results. Such statements address activities, events or developments that the Company expects, believes, projects, intends or anticipates will or may occur, including such matters as future capital, development and exploration expenditures (including the amount and nature thereof), drilling, deepening or refracing of wells, reserve estimates (including estimates of future net revenues associated with such reserves and the present value of such future net revenues), future production of oil and natural gas, business strategies, expansion and growth of the Company’s operations, cash flow and anticipated liquidity, grassroots prospects and development and property acquisition, obtaining financial or industry partners for prospect or program development, or marketing of oil and natural gas. Factors that could cause actual results to differ materially (“Cautionary Disclosures”) are described, among other places, in the Gathering, Processing and Marketing, Competition, and Regulation sections in 2001 Form 10-K / A and under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Without limiting the Cautionary Disclosures so described, Cautionary Disclosures include, among others: general economic conditions, the market price of oil and natural gas, the risks associated with exploration, the Company’s ability to find, acquire, market, develop and produce new properties, operating hazards attendant to the oil and gas business, uncertainties in the estimation of proved reserves and in the projection of future rates of production and timing of development expenditures, the strength and financial resources of the Company’s competitors, the Company’s ability to find and retain skilled personnel, climatic conditions, labor relations, availability and cost of material and equipment, environmental risks, the results of financing efforts, and regulatory developments. All written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Disclosures. The Company disclaims any obligation to update or revise any forward-looking statement to reflect events or circumstances occurring hereafter or to reflect the occurrence of anticipated or unanticipated events.

PART II.    OTHER INFORMATION

Item 1.    Legal Proceedings

Information with respect to this item is incorporated by reference from Notes to Consolidated Financial Statements in Part 1 of this report.

Item 4.    Submission of Matters to a Vote of Security Holders

None.

Item 6.    Exhibits and Reports on Form 8-K

(a)  Exhibits—None

(b)  No reports on Form 8-K were filed by Registrant during the quarter ended March 31, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PATINA OIL & GAS CORPORATION

By:	/s/ DAVID J. KORNDER
David J. Kornder, Executive Vice President and Chief Financial Officer

October 4, 2002

I, Thomas J. Edelman, certify that:

1.	I have reviewed this quarterly report on Form 10-Q / A of Patina Oil & Gas Corporation;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date: October 4, 2002

/s/ THOMAS J. EDELMAN
Thomas J. Edelman, Chief Executive Officer

I David J. Kornder, certify that:

1.	I have reviewed this quarterly report on Form 10-Q / A of Patina Oil & Gas Corporation;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date: October 4, 2002

/s/ DAVID J. KORNDER
David J. Kornder, Chief Financial Officer