Form 10-Q/A
period 2002-06-30
PATINA OIL & GAS CORP
filed 2002-10-07
CIK 1006264

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
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

(303) 389-3600
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of class	Name of exchange on which listed
Common Stock, $.01 par value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒ No ☐.

There were 26,507,997 shares of common stock outstanding on August 1, 2002, exclusive of 1,035,213 common shares held in treasury stock.

PART I.    FINANCIAL INFORMATION

EXPLANATORY NOTE—THIS AMENDMENT NO. 1 ON FORM 10-Q /A TO THE REGISTRANT’S FORM 10-Q FOR THE THREE MONTHS ENDED JUNE 30, 2002 IS BEING FILED FOR THE PURPOSES OF GIVING EFFECT TO THE RESTATEMENT OF THE COMPANY’S CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE MONTHS ENDED JUNE 30, 2001 AND 2002. SEE NOTE 1 TO THE FINANCIAL STATEMENTS FOR A SUMMARY OF THE SIGNIFICANT EFFECTS OF THE RESTATEMENT. THE RESTATEMENT RELATED TO APPLYING REQUIRED ACCOUNTING TREATMENT FOR CERTAIN STOCK BASED COMPENSATION ARRANGEMENTS.

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

PATINA OIL & GAS CORPORATION

CONSOLIDATED BALANCE SHEETS
(In thousands except share data)
(Unaudited)
	December 31, 2001	June 30, 2002
	(As Restated)	(As Restated)
	(See Note 1)	(See Note 1)
ASSETS
Current assets
Cash and equivalents	$250	$628
Accounts receivable	16,407	15,533
Inventory and other	3,880	4,330
Unrealized hedging gains	20,134	13,368

	40,671	33,859

Unrealized hedging gains	31,872	12,188

Oil and gas properties, successful efforts method	780,224	821,287
Accumulated depletion, depreciation and amortization	(402,213)	(432,545)

	378,011	388,742

Field equipment and other	6,605	7,901
Accumulated depreciation	(3,844)	(4,317)

	2,761	3,584

Other assets	2,209	5,253

	$455,524	$443,626

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$27,380	$27,511
Deferred income taxes	6,918	—
Accrued liabilities	10,767	9,718
Unrealized hedging losses	—	4,376

	45,065	41,605

Senior debt	77,000	52,000
Deferred income taxes	39,355	40,676
Other noncurrent liabilities	18,891	7,970
Unrealized hedging losses	—	2,924
Deferred compensation liability	25,639	33,478

Commitments and contingencies

Stockholders’ equity
Preferred Stock, $.01 par, 5,000,000 shares authorized, none issued	—	—
Common Stock, $.01 par, 125,000,000 shares authorized, 26,552,447 and 27,542,192 shares issued	266	275
Less Common Stock Held in Treasury, at cost, 1,076,689 shares and 1,035,213 shares	(5,866)	(6,792)
Capital in excess of par value	146,300	163,545
Retained earnings	71,513	94,524
Accumulated other comprehensive income	37,361	13,421

	249,574	264,973

	$455,524	$443,626

The accompanying notes are an integral part of these financial statements.

PATINA OIL & GAS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Month Ended June 30,
	2001	2002	2001	2002
	(As Restated)		(As Restated)
	(See Note 1)		(See Note 1)

Revenues
Oil and gas sales	$53,194	$50,948	$116,759	$98,956
Other	1,576	(255)	2,443	3,623

Expenses	54,770	50,693	119,202	102,579

Lease operating	6,213	6,582	12,748	13,736
Production taxes	3,697	2,877	9,064	4,933
Exploration	117	184	220	348
General and administrative	3,230	3,453	5,796	6,046
Interest and other	1,734	618	4,784	1,252
Deferred compensation adjustment	(154)	1,752	2,515	6,069
Depletion, depreciation and amortization	11,840	16,169	23,741	30,964

	26,677	31,635	58,868	63,348

Pre-tax income	28,093	19,058	60,334	39,231

Provision for income taxes
Current	5,087	1,563	11,375	4,307
Deferred	5,026	5,108	10,345	9,460

	10,113	6,671	21,720	13,767

Net income	$17,980	$12,387	$38,614	$25,464

Net income per share (1)
Basic	$0.71	$0.47	$1.58	$0.98

Diluted	$0.62	$0.45	$1.42	$0.93

Weighted average shares outstanding (1)
Basic	25,318	26,228	24,371	26,021

Diluted	28,642	27,691	27,224	27,326

(1) Adjusted for the June 20, 2002 25% stock dividend (5-for-4 split)

The accompanying notes are an integral part of these financial statements.

PATINA OIL & GAS CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN
STOCKHOLDERS’ EQUITY AND ACCUMULATED OTHER COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Preferred Stock Amount	Common Stock		Treasury Stock	Capital in Excess of Par Value	Deferred Compensation	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
		Shares	Amount
Balance, December 31, 2000*	$—	25,055	$251	$(4,503)	$151,589	$—	$12,814	$—	$160,151
Repurchase of common and warrants	—	(2,941)	(29)	—	(51,445)	—	—	—	(51,474)
Issuance of common stock *	—	841	8	—	8,052	—	—	—	8,060
Deferred compensation stock issued, net *	—	—	—	(1,363)	—	—	—	—	(1,363)
Conversion of warrants	—	3,598	36	—	35,939	—	—	—	35,975
Tax benefit from stock options	—	—	—	—	2,165	—	—	—	2,165
Dividends	—	—	—	—	—	—	(3,568)	—	(3,568)
Comprehensive income:
Net income *	—	—	—	—	—	—	62,267	—	62,267
Cumulative effect of change in accounting principle, net of income taxes	—	—	—	—	—	—	—	(25,077)	(25,077)
Contract settlements reclassed to income	—	—	—	—	—	—	—	822	822
Change in unrealized hedging gains	—	—	—	—	—	—	—	61,616	61,616

Total comprehensive income	—	—	—	—	—	—	62,267	37,361	99,628

Balance, December 31, 2001*	—	26,553	266	(5,866)	146,300	—	71,513	37,361	249,574

Issuance of common stock *	—	989	9	—	10,962	—	—	—	10,971
Repurchase of common	—	—	—	—	(9)	—	—	—	(9)
Deferred compensation stock issued, net *	—	—	—	(926)	2,820	—	—	—	1,894
Tax benefit from stock options	—	—	—	—	3,472	—	—	—	3,472
Dividends	—	—	—	—	—	—	(2,453)	—	(2,453)
Comprehensive income:
Net income *	—	—	—	—	—	—	25,464	—	25,464
Contract settlements reclassed to income	—	—	—	—	—	—	—	(10,860)	(10,860)
Change in unrealized hedging gains	—	—	—	—	—	—	—	(13,080)	(13,080)

Total comprehensive income	—	—	—	—	—	—	25,464	(23,940)	1,524

Balance, June 30, 2002*	$—	27,542	$275	$(6,792)	$163,545	$—	$94,524	$13,421	$264,973

*	As Restated, See Note 1

The accompanying notes are an integral part of these financial statements.

PATINA OIL & GAS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2001	2002
	(As Restated)	(As Restated)
	(See Note 1)	(See Note 1)

Operating activities
Net income	$38,614	$25,464
Adjustments to reconcile net income to net cash provided by operating activities
Exploration expense	220	348
Depletion, depreciation and amortization	23,741	30,964
Deferred income taxes	10,345	9,460
Deferred compensation adjustment	2,515	6,069
Tax benefit from exercise of stock options	—	3,472
Reversal of hedging impairment, net	—	(2,340)
Other	29	69
Changes in current and other assets and liabilities
Decrease (increase) in
Accounts receivable	9,069	873
Inventory and other	807	(450)
Increase (decrease) in
Accounts payable	10,533	131
Accrued liabilities	1,111	(3,957)
Other assets and liabilities	(2,284)	(9,162)

Net cash provided by operating activities	94,700	60,941

Investing activities
Acquisition, development and exploration	(40,058)	(43,499)
Disposition of oil and gas properties	15,285	2,088
Other	(8,781)	(1,457)

Net cash used in investing activities	(33,554)	(42,868)

Financing activities
Decrease in indebtedness	(84,000)	(25,000)
Debt issuance fees	(168)	—
Repayment from affiliate	24,500	—
Deferred credits	(4,577)	—
Issuance of common stock	41,921	9,768
Repurchase of common stock	(38,153)	(9)
Common dividends	(1,652)	(2,454)

Net cash used in financing activities	(62,129)	(17,695)

Increase (decrease) in cash	(983)	378
Cash and equivalents, beginning of period	2,653	250

Cash and equivalents, end of period	$1,670	$628

The accompanying notes are an integral part of these financial statements.

PATINA OIL & GAS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS

Subsequent to the issuance of the Company’s financial statements for the quarter ended June 30, 2002, certain adjustments were made. The adjustments related to stock based compensation. The Company determined that the accounting treatment for its deferred compensation plan was not in accordance with guidance established under the Emerging Issues Task Force Abstracts 97-14 “Accounting for Deferred Compensation Arrangements Where Amounts Earned are Held in a Rabbi Trust and Invested,” (“EITF 97-14”). EITF 97-14 requires that assets of a rabbi trust and the related deferred compensation liability are to be recorded on the Company’s balance sheet; that fluctuations in asset values should result in deferred compensation expense or income; that based on the categories of assets underlying the plan, investment income and expense should be recorded in the income statement and unrealized increases or decreases in the value of the rabbi trust assets should be reported in accordance with Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and that Company stock held by the rabbi trust should be classified in stockholders’ equity as treasury stock. Historically, the Company had not consolidated the rabbi trust in its financial statements or recognized changes in the asset values of the trust through the income statement. For additional information on the deferred compensation plan, see Note (7).

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

As a result, the accompanying financial statements for the six months ended June 30, 2001 and 2002 have been restated from the amounts previously reported. Collectively, the restatement adjustments, net of tax benefits, decreased net income by $1.8 million and $4.7 million in the six months ended, June 30, 2001 and 2002, respectively.

A summary of the significant effects of the restatement is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2002	2001	2002
	(In thousands except per share data)
Revenues as previously reported	$54,703	$51,287	$119,155	$103,115
Revenues as restated	54,770	50,693	119,202	102,579

Deferred compensation adjustment as previously reported	$—	$—	$—	$—
Deferred compensation adjustment as restated	(154)	1,752	2,515	6,069

Pretax income as previously reported	$28,262	$21,960	$63,193	$46,391
Pretax income as restated	28,093	19,058	60,334	39,231

Provision for income taxes as previously reported	$10,174	$7,687	$22,750	$16,273
Provision for income taxes as restated	10,113	6,671	21,720	13,767

Net income as previously reported	$18,088	$14,273	$40,443	$30,118
Net income as restated	17,980	12,387	38,614	25,464

PATINA OIL & GAS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2002	2001	2002
	(In thousands except per share data)
Net income per share as previously reported
Basic	$0.69	$0.52	$1.59	$1.11
Diluted	0.63	0.50	1.43	1.06
Net income per share as restated
Basic	$0.71	$0.47	$1.58	$0.98
Diluted	0.62	0.45	1.42	0.93
Weighted average shares outstanding as previously reported
Basic	26,412	27,263	25,464	27,101
Diluted	28,642	28,726	28,316	28,406
Weighted average shares outstanding as restated
Basic	25,318	26,228	24,371	26,021
Diluted	28,642	27,691	27,224	27,326

	December 31, 2001	June 30, 2002
Total assets as previously reported	$453,573	$438,546
Total assets as restated	455,524	443,626

Deferred compensation liability as previously reported	$—	$—
Deferred compensation liability as restated	25,639	33,478

Deferred income tax liability as previously reported	$43,473	$47,300
Deferred income tax liability as restated	39,355	40,676

Total stockholders’ equity as previously reported	$269,144	$286,747
Total stockholders’ equity as restated	249,574	264,973

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

PATINA OIL & GAS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Other Assets

Other Assets were primarily comprised of $2.0 million and $5.1 million in assets held in a rabbi trust for the benefit of certain participants under the Company’s deferred compensation plan at December 31, 2001 and June 30, 2002, respectively. See Note (7).

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

PATINA OIL & GAS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Accumulated Other Comprehensive Income

The Company follows the provisions of SFAS No. 130, “Reporting Comprehensive Income.” In addition to net income, comprehensive income includes all changes in equity during a period, except those resulting from investments and distributions to the owners of the Company. The Company had no such changes prior to 2001. The components of accumulated other comprehensive income and related tax effects for the six months ended June 30, 2002 were as follows (in thousands):

	Gross	Tax Effect	Net of Tax
Accumulated other comprehensive income at 12/31/01	$58,376	$(21,015)	$37,361
Change in fair value of hedges	(20,438)	7,358	(13,080)
Reversal of impairment of oil and gas hedges	(3,656)	1,316	(2,340)
Contract settlements	(13,312)	4,792	(8,520)

Accumulated other comprehensive income at 06/30/02	$20,970	$(7,549)	$13,421

Comprehensive income for the three months ended June 30, 2001 and 2002 totaled $50.8 million and $13.6 million, respectively. Comprehensive income for the six months ended June 30, 2001 and 2002 totaled $71.8 million and $1.5 million, respectively.

The reversal of impairment related to a fourth quarter 2001 non-cash provision of $6.4 million ($4.1 million net of taxes) to write-off of all outstanding oil and gas hedges with Enron North America (“Enron”). The write-off reduced earnings per share in the quarter and year by $0.14 (fully diluted). In accordance with generally accepted accounting principles, the Company recorded non-cash revenues of $3.7 million in the first six months of 2002. An additional $2.7 million will be recorded in the course of 2002, as the impaired value of the hedges would have otherwise expired.

The following table schedules out the reversal of the impairment related to the Enron hedges recorded in accumulated other comprehensive income at June 30, 2002 and how it will impact earnings for the remainder of 2002 (in thousands):

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

PATINA OIL & GAS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

At June 30, 2002, the Company was a party to the fixed price swaps summarized below:

	Oil Swaps (NYMEX)
Time Period	Daily Volume Bbl	$/Bbl	Unrealized Gain (Loss) ($/thousands)
07/01/02—09/30/02	5,500	23.55	$(1,518)
10/01/02—12/31/02	5,500	23.26	(1,327)

01/01/03—03/31/03	3,000	23.79	(402)
04/01/03—06/30/03	2,500	23.15	(355)
07/01/03—09/30/03	1,750	22.99	(202)
10/01/03—12/31/03	1,750	22.71	(187)

	Natural Gas Swaps (CIG Index)
Time Period	Daily Volume MMBtu	$/MMBtu	Unrealized Gain (Loss) ($/thousands)
07/01/02—09/30/02	75,000	2.56	$8,000
10/01/02—12/31/02	65,000	2.99	1,529

01/01/03—03/31/03	55,000	3.65	1,653
04/01/03—06/30/03	55,000	3.20	1,412
07/01/03—09/30/03	55,000	3.25	1,562
10/01/03—12/31/03	55,000	3.56	267

2004	30,000	3.85	4,022
2005	30,000	3.90	3,802

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

PATINA OIL & GAS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The balance sheet impact of adopting of SFAS No. 133 on January 1, 2001 was as follows (in millions):

Amount
Unrealized hedging losses	$(43.2)
Unrealized hedging gains	4.0
Deferred tax liability	(1.4)
Deferred tax asset	15.5

Cumulative effect of a change in accounting principle (accumulated other comprehensive loss)	$(25.1)

During the first six months of 2002 (excluding the impairment related to the Enron hedges), net hedging gains of $13.3 million ($8.5 million after tax) were reclassified from Accumulated other comprehensive income to earnings and the changes in the fair value of outstanding derivative net assets decreased by $20.4 million ($13.1 million after tax). As the underlying prices in the Company’s hedge contracts were consistent with the indices used to sell their oil and gas, no ineffectiveness was recognized related to its hedge contracts in the first six months of 2002. As of June 30, 2002 (excluding the impaired Enron hedges), the Company had net unrealized hedging gains of $18.3 million ($11.7 million after tax), comprised of $13.4 million of current assets, $12.2 million of non-current assets, $4.4 million of current liabilities and $2.9 million of non-current liabilities. Based on futures prices as of June 30, 2002, the Company would reclassify $9.0 million ($5.8 million after tax) of net unrealized hedging gains as an increase to earnings from Accumulated other comprehensive income in the next twelve months.

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

PATINA OIL & GAS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In the opinion of management, those adjustments to the financial statements (all of which are of a normal and recurring nature) necessary to present fairly the Company’s financial position and results of operations have been made. These interim financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2001.

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

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated With Exit or Disposal Activities,” which provides guidance for financial accounting and reporting of costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” This statement requires the recognition of a liability for a cost associated with an exit or disposal activity when the liability is incurred, as opposed to when the entity commits to an exit plan under EITF No. 94-3. The statement is effective for the Company in 2003. The adoption of SFAS No. 146 is not expected to have a material effect on the Company’s financial position or results of operations.

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

	Year Ended December 31, 2001	Six Months Ended June 30, 2002
	(In thousands)
Development	$77,343	$42,954
Acquisition—evaluated	6,603	90
Acquisition—unevaluated	3,627	107
Exploration and other	513	348

	$88,086	$43,499

Disposition	$(16,468)	$(2,088)

Depletion rate (per Mcfe)	$0.86	$0.94

The disposition of properties for the year ended December 31, 2001 related primarily to the sale of Elysium properties in the Lake Washington Field in Louisiana for $30.5 million in March 2001 ($15.25 million net to the Company).

PATINA OIL & GAS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(5)    INDEBTEDNESS

The following indebtedness was outstanding on the respective dates:

	December 31, 2001	June 30, 2002
	(In thousands)
Bank facility—Patina	$71,000	$47,500
Bank facility—Elysium, net	6,000	4,500
Less current portion	—	—

Senior debt, net	$77,000	$52,000

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

PATINA OIL & GAS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(6)    STOCKHOLDERS’ EQUITY

A total of 125.0 million common shares, $0.01 par value, are authorized of which 27.5 million were issued at June 30, 2002. The common stock is listed on the New York Stock Exchange. On May 23, 2002, the Company’s Board of Directors approved a 5-for-4 stock split to be effected in the form of a 25% stock dividend to common stockholders of record as of June 10, 2002 with a payment date of June 20, 2002. All share and per share amounts for all periods have been restated to reflect the 5-for-4 stock split. Adjusted for the stock dividend, a quarterly cash dividend of $0.008 per common share was initiated in December 1997, increased to $0.016 per share in the fourth quarter of 1999, to $0.032 per share in the fourth quarter of 2000, to $0.04 per share in the fourth quarter of 2001 and to $0.05 per share in the second quarter of 2002. The Company has a stockholders’ rights plan designed to ensure that stockholders receive fair value for their shares in the event of certain takeover attempts. The following is a schedule of the changes in the Company’s shares of common stock since January 1, 2001:

	Year Ended December 31, 2001	Six Months Ended June 30, 2002
Beginning shares	25,054,800	26,552,400

Exercise of stock options	545,400	744,700
Issued under Stock Purchase Plan	122,400	132,500
Issued in lieu of salaries and bonuses	84,900	98,400
Issued for directors fees	1,900	1,000
Exercise of $10.00 warrants	3,597,500	—
Issued to deferred comp plan (salary match)	14,800	13,500
Stock grant vesting	41,600	—
401(k) plan contribution	30,300	—

Total shares issued	4,438,800	990,100

Repurchases	(2,941,200)	(300)

Ending shares	26,552,400	27,542,200

Treasury shares held in rabbi trust (Note 7)	(1,076,700)	(1,035,200)

Adjusted shares outstanding	25,475,700	26,507,000

During 2001, the Company repurchased and retired shares of its common stock for $51.5 million and 3,597,500 $10.00 warrants were converted into common stock with the Company receiving cash proceeds of $36.0 million. The remaining unexercised warrants expired on May 2, 2001.

A total of 5,000,000 preferred shares, $0.01 par value, are authorized with no shares issued or outstanding at June 30, 2002.

PATINA OIL & GAS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following is the calculation of basic and diluted earnings per share:

	Three Months Ended June 30,
	2001			2002
	Net Income	Common Shares	Per Share	Net Income	Common Shares	Per Share
Basic net income attributable to common stock	$17,980	25,318	$0.71	$12,387	26,228	$0.47

Effect of dilutive securities:
Deferred compensation shares	(142)	1,093		—	—
Stock options	—	1,627		—	1,463
$10.00 warrants	—	604		—	—

Diluted net income attributable to common stock	$17,838	28,642	$0.62	$12,387	27,691	$0.45

	Six Months Ended June 30,
	2001			2002
	Net Income	Common Shares	Per Share	Net Income	Common Shares	Per Share
Basic net income attributable to common stock	$38,614	24,371	$1.58	$25,464	26,021	$0.98

Effect of dilutive securities:
Stock options	—	1,529		—	1,305
Unvested stock grant	—	17		—	—
$10.00 warrants	—	1,307		—	—

Diluted net income attributable to common stock	$38,614	27,224	$1.42	$25,464	27,326	$0.93

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

Stock Purchase Plan

        The Company maintains a shareholder approved stock purchase plan (“Stock Purchase Plan”). Pursuant to the Stock Purchase Plan, officers, directors and certain managers are eligible to purchase shares of common stock at prices ranging from 50% to 85% of the closing price of the stock on the trading day prior to the date of purchase (“Market Price”). To date, all purchase prices have been set at 75% of Market Price. In addition, employee participants may be granted the right to purchase shares pursuant to the Stock Purchase Plan with all or a part of their salary and bonus. A total of 625,000 shares of common stock were reserved for possible purchase under the Stock Purchase Plan. In May 1999, an amendment to the Stock Purchase Plan was approved by the stockholders allowing for the annual renewal of the 625,000 shares of common stock reserved for possible purchase under the Stock Purchase Plan. Plan years run from the date of the Annual Meeting through the next Annual Meeting. In 2000, the Board of Directors approved 145,400 common shares (exclusive of shares available for purchase with participants’ salaries and bonuses) for possible purchase by participants during the plan year. As of June 30, 2000, participants had purchased 172,800 shares of common stock, including 107,300 shares purchased with participants’ 1999 bonuses, at an average price of $9.70 per share ($7.27 net

PATINA OIL & GAS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

price per share), resulting in cash proceeds to the Company of $665,000. In 2001, the Board of Directors approved 151,600 common shares (exclusive of shares available for purchase with participants’ salaries and bonuses) for possible purchase by participants during the plan year. As of June 30, 2001, participants had purchased 124,500 shares of common stock, including 2,400 shares purchased with participants’ 2000 bonuses, at an average price of $21.26 per share ($15.95 net price per share), resulting in cash proceeds to the Company of $2.0 million. In 2002, the Board of Directors approved 158,000 common shares (exclusive of shares available for purchase with participants’ salaries and bonuses) for possible purchase by participants during the plan year. As of June 30, 2002, participants had purchased 230,900 shares of common stock, including 98,400 shares purchased with participants’ 2001 bonuses, at an average price of $24.81 per share ($18.61 net price per share), resulting in cash proceeds to the Company of $2.8 million. The Company recorded non-cash general and administrative expenses of $652,000 and $925,000 associated with these purchases in the six months ended June 30, 2001 and 2002, respectively.

Deferred Compensation Plan

The Company maintains a shareholder approved deferred compensation plan (“Deferred Compensation Plan”). This plan is available to officers and certain managers of the Company. The plan allows participants to defer all or a portion of their salary and annual bonuses (either in cash or Company stock). The Company can make discretionary matching contributions of the participant’s salary deferral and those assets are invested in instruments as directed by the participant. The Deferred Compensation Plan does not have dollar limits on tax-deferred contributions. The assets of the Deferred Compensation Plan are held in a Rabbi Trust (“Trust”) and, therefore, are available to satisfy the claims of the Company’s creditors in the event of bankruptcy or insolvency of the Company. Participants have the ability to direct the Plan Administrator to invest their salary and bonus deferrals into pre-approved mutual funds held by the Trust. In addition, participants have the right to request that the Plan Administrator re-allocate the portfolio of investments (i.e., cash, mutual funds, Company stock) in the participants’ individual account within the Trust, however, the Plan Administrator is not required to honor any such request. Company matching contributions are in the form of either cash or Company stock and vest ratably over a three-year period. Participants may elect to receive their payments in either cash or the Company’s common stock. At June 30, 2002, the balance of the assets in the Trust totaled $33.5 million, including 1,035,200 shares of common stock of the Company valued at $28.4 million. The Company accounts for the Deferred Compensation Plan in accordance with EITF 97-14, “Accounting for Deferred Compensation Arrangements Where Amounts Earned are Held in a Rabbi Trust and Invested”.

Assets of the Trust, other than common stock of the Company, are invested in 11 mutual funds that cover the investment spectrum from equities to money market instruments. These mutual funds are publicly quoted and reported at market value. The Company accounts for these investments in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” The Trust also holds common shares of the Company. The Company’s common stock that is held by the Trust has been classified as treasury stock in the stockholders’ equity section of the accompanying balance sheet. The market value of the assets held by the Trust, exclusive of the market value of the shares of the Company’s common stock that are reflected as treasury stock, at December 31, 2001 and June 30, 2002, was $2.0 million and $5.1 million, respectively, and is classified as Other Assets in the accompanying balance sheet. The amounts payable to the plan participants at December 31, 2001 and June 30, 2002, including the market value of the shares of the Company’s common stock that are reflected as treasury stock, was $25.6 million and $33.5 million, respectively, and is classified as Deferred Compensation Liability in the accompanying balance sheet.

In accordance with EITF 97-14, all market fluctuations in value of the Trust assets have been reflected in the respective income statements. Increases or decreases in the value of the plan assets, exclusive of the shares of common stock of the Company, have been included as Other income in the respective income statements. Increases or decreases in the market value of the deferred compensation liability, including the shares of common stock of the Company held by the Trust, while recorded as treasury stock, are included as Deferred compensation adjustments in the respective income statement. In response to the changes in total market value of the Trust, the Company recorded deferred compensation adjustments of $2.5 million and $6.1 million in the six months ended June 30, 2001 and 2002, respectively.

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

Year	Options Granted	Range of Exercise Prices	Weighted Average Exercise Price
2000	631,000	$7.35 – $17.55	$7.47
2001	792,000	$18.09 – $26.42	$18.33
2002	885,000	$20.62 – $23.74	$20.69

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

Year	Options Granted	Range of Exercise Prices	Weighted Average Exercise Price
2000	31,000	$13.95	$13.95
2001	31,000	$19.67 – $26.28	$24.96
2002	25,000	$28.25	$28.25

(8)    INCOME TAXES

A reconciliation of the federal statutory rate to the Company’s effective rate as it applies to the tax provision for the six months ended June 30, 2001 and 2002 follows:

	2001	2002
Federal statutory rate	35%	35%
State income tax rate, net of federal benefit	3%	3%
Decrease in valuation allowance against deferred tax asset	(2)%	—
Section 29 tax credits	—	(3)%

Effective income tax rate	36%	35%

For tax purposes, the Company had net operating loss carryforwards of approximately $41.0 million including alternative minimum tax (“AMT”) loss carryforwards of approximately $26.6 million at December 31, 2001. Utilization of $30.3 million of the net operating loss carryforwards will be limited to approximately $4.7 million per year as a result of the Gerrity acquisition in 1996. These carryforwards expire between 2010 and 2018. At December 31, 2001, the Company had AMT credit carryforwards of $4.1 million that are available indefinitely. The Company paid federal and state income taxes of $11.1 million in 2001 and $2.7 million in the first six months of 2002.

Operating cash flows in the first six months of 2002 were increased by $3.5 million related to the tax deduction generated from the exercise and same day sale of stock options. Generally accepted accounting principles don’t allow for this deduction to be offset against the tax provision on the income statement. This deduction is recorded as an addition to additional paid in capital and as a reduction to the tax liability on the balance sheet.

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

EXPLANATORY NOTE—THIS AMENDMENT NO. 1 ON FORM 10-Q /A TO THE REGISTRANT’S FORM 10-Q FOR THE THREE MONTHS ENDED JUNE 30, 2002 IS BEING FILED FOR THE PURPOSES OF GIVING EFFECT TO THE RESTATEMENT OF THE COMPANY’S CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE MONTHS ENDED JUNE 30, 2001 AND 2002. SEE NOTE 1 TO THE FINANCIAL STATEMENTS FOR A SUMMARY OF THE SIGNIFICANT EFFECTS OF THE RESTATEMENT. THE RESTATEMENT RELATED TO APPLYING REQUIRED ACCOUNTING TREATMENT FOR CERTAIN STOCK BASED COMPENSATION ARRANGEMENTS. THE FOLLOWING DISCUSSION AND ANALYSIS GIVES EFFECT TO THE RESTATEMENT.

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

Factors Affecting Financial Condition and Liquidity

Liquidity and Capital Resources

During the six months ended June 30, 2002, the Company spent $43.0 million on the further development of properties. The development expenditures included $39.4 million in Wattenberg for the drilling or deepening of 22 J-Sand wells, 229 Codell refracs, and three recompletions, $1.2 million on the drilling of three wells in Moffat County, Colorado, $815,000 on drilling two wells on the Adams Baggett project in West Texas and $1.4 million on the Elysium properties. These projects and the continued success in production enhancement allowed production to increase 18% over the prior year. The Company had announced that it anticipated incurring approximately $77.0 million on the further development of its properties during 2002. A proposal to the Board of Directors to increase that level expenditures to $90.0 million given recent results was approved in May 2002. The decision to increase or decrease development activity is heavily dependent on oil and gas prices.

At June 30, 2002, the Company had $443.6 million of assets. Total capitalization was $317.0 million, of which 84% was represented by stockholders’ equity and 16% by bank debt. During the first six months of 2002, net cash provided by operations totaled $60.9 million, as compared to $94.7 million in 2001 ($73.5 million and $75.5 million prior to changes in working capital, respectively). At June 30, 2002, there were no significant commitments for capital expenditures. Based upon a $90.0 million capital budget for 2002, the Company expects production to continue to increase in the coming year. The level of these and other future expenditures is largely discretionary, and the amount of funds devoted to any particular activity may increase or decrease significantly, depending on available opportunities and market conditions. The Company plans to finance its ongoing development, acquisition and exploration expenditures and additional equity repurchases using internal cash flow, proceeds from asset sales and bank borrowings. In addition, joint ventures or future public and private offerings of debt or equity securities may be utilized.

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

The Company believes that borrowings available under its Credit Agreement, projected operating cash flows and the cash on hand will be sufficient to cover its working capital, capital expenditures, planned development activities and debt service requirements for the next 12 months. In connection with consummating any significant acquisition, additional debt or equity financing will be required, which may or may not be available on terms that are acce ptable to the Company.

The following summarizes the Company’s contractual obligations at June 30, 2002 and the effect such obligations are expected to have on its liquidity and cash flow in future periods (in thousands):

	Less than One Year	1-3 Years		After 3 Years	Total
Long term debt	$—	$52,000	*	$—	$52,000
Non-cancelable operating leases	967	2,071		444	3,482

Total contractual cash obligations	$967	$54,071		$444	$55,482

*	Due at termination dates in each of the Company’s credit facilities, which the Company expects to renew, however there is no assurance it will be able to do so.

Indebtedness

The following summarizes the Company’s borrowings and availability under Patina’s and Elysium’s revolving credit facilities (in thousands):

	June 30, 2002
Revolving Credit Facilities	Borrowing Base	Outstanding	Available
Patina	$125,000	$47,500	$77,500
Elysium (net to Patina)	10,000	4,500	5,500

Total	$135,000	$52,000	$83,000

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

Net cash provided by operating activities in the six months ended June 30, 2001 and 2002 was $94.7 million and $60.9 million, respectively. Cash flow from operations decreased due to the sharp decline in oil and gas prices from the first six months of 2001, somewhat offset by the 18% increase in oil and gas production. As a result of the lower prices, production taxes declined, more than offsetting the slight increase in lease operating expenses. Interest expense declined due to the continued repayment of debt and lower average interest rates in 2002. Operating cash flows in the first six months of 2002 were benefited by $3.5 million related to the tax deduction generated from the exercise and same day sale of stock options.

Net cash used in investing activities in the six months ended June 30, 2001 and 2002 totaled $33.6 million and $42.9 million, respectively. Acquisition, development and exploration expenditures totaled $40.1 million in the first six months of 2001 compared to $43.5 million in 2002. Development expenditures in Wattenberg totaled $39.5 million in 2002, an increase of $8.5 million over 2001. Development expenditures on the Elysium properties totaled $1.4 million in 2002, a $200,000 increase over 2001. Expenditures for the further development of our grassroots projects totaled $2.3 million in 2002 as compared to $7.7 million in 2001. The larger expenditures in 2001 were primarily related to the acquisition of acreage in initiating our grassroots projects. The net expenditure amount in the first six months of 2001 was reduced due to $15.3 million of proceeds from sales of assets, primarily Elysium’s properties in the Lake Washington Field in Louisiana. The net expenditure amount in the first six months of 2002 was reduced due to $2.1 million of proceeds from sales of assets, primarily Elysium’s properties in Kansas and certain D-J Basin properties.

Net cash used in financing activities in the six months ended June 30, 2001 and 2002 was $62.1 million and $17.7 million, respectively. Sources of financing have been primarily bank borrowings. During the first six months of 2001, the combination of operating cash flow, the refinancing of Elysium loan, and proceeds from the sale of the Lake Washington properties, allowed the Company to repay $84.0 million of bank debt, repurchase $38.2 million of equity securities and fund net capital development and acquisition expenditures of $24.9 million. During the first six months of 2002, the combination of operating cash flow and $9.8 million in proceeds from the exercise of stock options, allowed the Company to repay $25.0 million of bank debt and fund the net capital development and acquisition expenditures of $42.9 million.

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

Hedging

The Company regularly enters into hedging agreements to reduce the impact on its operations of fluctuations in oil and gas prices. All such contracts are entered into solely to hedge prices and limit volatility. The Company’s current policy is to hedge between 50% and 75% of its production, when futures prices justify, on a rolling 12 to 18 month basis. Due to the exceptional gas prices in 2001, the Company extended their hedging program into 2005. At June 30, 2002, hedges were in place covering 54.9 Bcf at prices averaging $3.44 per MMBtu and 1,832,000 barrels of oil averaging $23.33 per barrel. The estimated fair value of the Company’s hedge contracts that would be realized on termination, approximated a net unrealized pre-tax gain of $18.3 million ($11.7 million gain net of $6.6 million of deferred taxes) at June 30, 2002, which is presented on the balance sheet as a current asset of $13.4 million, a non-current asset of $12.2 million, a current liability of $4.4 million and a non-current liability of $2.9 million based on contract expiration. The gas contracts expire monthly through December 2005 and the oil contracts expire monthly through December 2003. Gains or losses on both realized and unrealized hedging transactions are determined as the difference between the contract price and a reference price, generally NYMEX for oil and the Colorado Interstate Gas (“CIG”) index for natural gas. Transaction gains and losses are determined monthly and are included as increases or decreases in oil and gas revenues in the period the hedged production is sold. Any ineffective portion of such hedges is recognized in earnings as it occurs. Net pre-tax gains relating to these derivatives in 2001 and the first six months of 2002 were $4.1 million and $13.6 million, respectively. Effective January 1, 2001, the unrealized gains (losses) on these hedging positions were recorded at an estimate of fair value which the Company based on a comparison of the contract price and a reference price, generally NYMEX or CIG, on the Company’s balance sheet as Accumulated other comprehensive income (loss), a component of Stockholders’ Equity.

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

Revenues for the second quarter of 2002 totaled $50.7 million, a 7% decrease from the prior year period. Net income for the second quarter of 2002 totaled $12.4 million compared to $18.0 million in 2001. The decreases in revenue and net income were due to lower oil and gas prices, somewhat offset by increasing production.

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

General and administrative expenses for the second quarter of 2002, net of reimbursements, totaled $3.5 million, approximately the same level incurred in 2001. In December 2001, Elysium’s administrative offices in Texas were closed down and their functions were moved to Denver, Colorado. This move should result in over $500,000 of savings in 2002.

Interest and other expenses fell to $618,000 in the second quarter of 2002, a decrease of over 60% from the prior year period. Interest expense decreased as a result of lower average debt balances and lower average interest rates. The Company’s average interest rate during the second quarter of 2002 was 3.1% compared to 5.9% in 2001.

Deferred compensation adjustment totaled $1.8 million in the second quarter of 2002, an increase of $1.9 million from the prior year period. The increase relates to the increase in value of the Company’s common shares and other investments held in a rabbi trust for the benefit of participants in the Company’s deferred compensation plan over 2001. The Company’s common stock price appreciated by 9% or $2.21 per share in the second quarter of 2002 versus a slight decline of 1% or $0.16 per share in the second quarter of 2001.

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

Provision for income taxes for the second quarter of 2002 totaled $6.7 million, a decrease of $3.4 million from the same period in 2001. The decrease was due to lower earnings and utilization of the Section 29 tax credits in 2002. The Company recorded a 35% tax provision for the second quarter of 2002 compared to a 36% tax provision in 2001.

Six months ended June 30, 2002 compared to the six months ended June 30, 2001.

Revenues for the first six months of 2002 totaled $102.6 million, a 14% decrease from the prior year period. Net income for the first six months of 2002 totaled $25.5 million compared to $38.6 million in 2001. The decreases in revenue and net income were due to lower oil and gas prices, somewhat offset by increasing production.

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

General and administrative expenses for the first six months of 2002, net of reimbursements, totaled $6.0 million, approximately the same level incurred in 2001. In December 2001, Elysium’s administrative offices in Texas were closed down and their functions were moved to Denver, Colorado. This move should result in over $500,000 of savings in 2002.

Interest and other expenses fell to $1.3 million in the first six months of 2002, a decrease of over 70% from the prior year period. Interest expense decreased as a result of lower average debt balances and lower average interest rates. The Company’s average interest rate during the first six months of 2002 was 3.1% compared to 6.6% in 2001.

Deferred compensation adjustment totaled $6.1 million in the first six months of 2002, an increase of $3.6 million from the prior year period. The increase relates to the increase in value of the Company’s common shares and other investments held in a rabbi trust for the benefit of participants in the Company’s deferred compensation plan over 2001. The Company’s common stock price appreciated by 25% or $5.43 per share in the first six months of 2002 versus an increase of 10% or $2.00 per share during the first six months of 2001.

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

Provision for income taxes for the first six months of 2002 totaled $13.8 million, a decrease of $8.0 million from the same period in 2001. The decrease was due to lower earnings and utilization of the Section 29 tax credits in 2002. The Company recorded a 35% tax provision for the first six months of 2002 compared to a 36% tax provision in 2001.

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

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated With Exit or Disposal Activities,” which provides guidance for financial accounting and reporting of costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” This statement requires the recognition of a liability for a cost associated with an exit or disposal activity when the liability is incurred, as opposed to when the entity commits to an exit plan under EITF No. 94-3. The statement is effective for the Company in 2003. The adoption of SFAS No. 146 is not expected to have a material effect on the Company's financial position or results of operations.

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

At June 30, 2002, the Company was a party to the fixed price swaps summarized below:

	Oil Swaps (NYMEX)
Time Period	Daily Volume Bbl	$/Bbl	Unrealized Gain (Loss) ($/thousands)
07/01/02 – 09/30/02	5,500	23.55	$(1,518)
10/01/02 – 12/31/02	5,500	23.26	(1,327)

01/01/03 – 03/31/03	3,000	23.79	(402)
04/01/03 – 06/30/03	2,500	23.15	(355)
07/01/03 – 09/30/03	1,750	22.99	(202)
10/01/03 – 12/31/03	1,750	22.71	(187)

	Natural Gas Swaps (CIG Index)
Time Period	Daily Volume MMBtu	$/MMBtu	Unrealized Gain (Loss) ($/thousands)
07/01/02 – 09/30/02	75,000	2.56	$8,000
10/01/02 – 12/31/02	65,000	2.99	1,529

01/01/03 – 03/31/03	55,000	3.65	1,653
04/01/03 – 06/30/03	55,000	3.20	1,412
07/01/03 – 09/30/03	55,000	3.25	1,562
10/01/03 – 12/31/03	55,000	3.56	267

2004	30,000	3.85	4,022
2005	30,000	3.90	3,802

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

(a)  Exhibits—None

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