Form 10-Q
period 2002-09-30
PATINA OIL & GAS CORP
filed 2002-11-01
CIK 1006264

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)
■	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2002

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes  ☒    No  ☐.

There were 27,782,824 shares of common stock outstanding on October 31, 2002, exclusive of 1,036,078 common shares held in treasury stock.

PART I. FINANCIAL INFORMATION

The financial statements included herein have been prepared in conformity with generally accepted accounting principles. The statements are unaudited but reflect all adjustments, which, in the opinion of management, are necessary to fairly present the Company’s financial position and results of operations. Certain amounts in the Company’s consolidated financial statements for the three months and nine months ended September 30, 2001 were restated. The restatement related to applying required accounting treatment for certain stock based compensation arrangements. See Note 1 to the financial statements for a summary of the significant effects of the restatement.

On May 23, 2002, the Company’s Board of Directors approved a 5-for-4 stock split to be effected in the form of a stock dividend to common stockholders of record as of June 10, 2002 with a payment date of June 20, 2002. All share and per share amounts for all periods have been restated to reflect the 5-for-4 stock split.

PATINA OIL & GAS CORPORATION

CONSOLIDATED BALANCE SHEETS
(In thousands except share data)
(Unaudited)

	December 31, 2001	September 30, 2002
	(As Restated)
	(See Note 1)
ASSETS
Current assets
Cash and equivalents	$250	$465
Accounts receivable	16,407	16,920
Inventory and other	3,880	4,847
Unrealized hedging gains	20,134	10,409

	40,671	32,641

Unrealized hedging gains	31,872	19,497

Oil and gas properties, successful efforts method	780,224	844,464
Accumulated depletion, depreciation and amortization	(402,213)	(448,817)

	378,011	395,647

Field equipment and other	6,605	8,397
Accumulated depreciation	(3,844)	(4,644)

	2,761	3,753

Other assets	2,209	4,534

	$455,524	$456,072

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$27,380	$34,012
Deferred income taxes	6,918	—
Accrued liabilities	10,767	6,387
Current portion of bank debt	—	28,000
Unrealized hedging losses	—	8,347

	45,065	76,746

Bank debt, net of current portion	77,000	6,000
Deferred income taxes	39,355	49,591
Other noncurrent liabilities	18,891	10,710
Unrealized hedging losses	—	850
Deferred compensation liability	25,639	34,057

Commitments and contingencies

Stockholders’ equity
Preferred Stock, $.01 par, 5,000,000 shares authorized, none issued	—	—
Common Stock, $.01 par, 125,000,000 shares authorized, 26,552,447 and 27,548,047 shares issued	266	275
Less Common Stock Held in Treasury, at cost, 1,076,689 and 1,035,976 shares	(5,866)	(6,808)
Capital in excess of par value	146,300	163,659
Retained earnings	71,513	107,120
Accumulated other comprehensive income	37,361	13,872

	249,574	278,118

	$455,524	$456,072

The accompanying notes are an integral part of these financial statements.

PATINA OIL & GAS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2002	2001	2002
	(As Restated)		(As Restated)
	(See Note 1)		(See Note 1)
Revenues
Oil and gas sales	$47,189	$50,309	$163,948	$149,265
Other	146	1,337	2,588	4,960

	47,335	51,646	166,536	154,225

Expenses
Lease operating	6,246	6,397	18,993	20,133
Production taxes	2,695	2,715	11,759	7,649
Exploration	176	1,006	396	1,353
General and administrative	2,547	2,506	8,344	8,552
Interest and other	1,390	525	6,173	1,775
Deferred compensation adjustment	(3,223)	348	(709)	6,417
Depletion, depreciation and amortization	12,159	16,625	35,900	47,590

	21,990	30,122	80,856	93,469

Pretax income	25,345	21,524	85,680	60,756
Provision for income taxes
Current	1,599	2,014	12,974	6,322
Deferred	7,525	5,537	17,871	14,997

	9,124	7,551	30,845	21,319

Net income	$16,221	$13,973	$54,835	$39,437

Net income per share (1)
Basic	$0.63	$0.53	$2.21	$1.51

Diluted	$0.50	$0.50	$1.93	$1.43

Weighted average shares outstanding (1)
Basic	25,643	26,509	24,800	26,200

Diluted	28,338	27,879	28,245	27,527

(1)	Adjusted for the June 2002 25% stock dividend (5-for-4 split).

The accompanying notes are an integral part of these financial statements.

PATINA OIL & GAS CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN
STOCKHOLDERS’ EQUITY AND ACCUMULATED OTHER COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Preferred Stock Amount	Common Stock		Treasury Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
		Shares	Amount
Balance, December 31, 2000 *	$—	25,055	$251	$(4,503)	$151,589	$12,814	$—	$160,151
Repurchase of common and warrants	—	(2,941)	(29)	—	(51,445)	—	—	(51,474)
Issuance of common stock *	—	841	8	—	8,052	—	—	8,060
Deferred compensation stock issued, net *	—	—	—	(1,363)	—	—	—	(1,363)
Conversion of warrants	—	3,598	36	—	35,939	—	—	35,975
Tax benefit from stock options	—	—	—	—	2,165	—	—	2,165
Dividends	—	—	—	—	—	(3,568)	—	(3,568)
Comprehensive income:
Net income *	—	—	—	—	—	62,267	—	62,267
Cumulative effect of change in accounting principle, net of income taxes	—	—	—	—	—	—	(25,077)	(25,077)
Contract settlements reclassed to income	—	—	—	—	—	—	822	822
Change in unrealized hedging gains	—	—	—	—	—	—	61,616	61,616

Total comprehensive income	—	—	—	—	—	62,267	37,361	99,628

Balance, December 31, 2001 *	—	26,553	266	(5,866)	146,300	71,513	37,361	249,574

Issuance of common stock	—	995	9	—	11,052	—	—	11,061
Repurchase of common	—	—	—	—	(9)	—	—	(9)
Deferred compensation stock issued, net	—	—	—	(942)	2,820	—	—	1,878
Tax benefit from stock options	—	—	—	—	3,496	—	—	3,496
Dividends	—	—	—	—	—	(3,830)	—	(3,830)
Comprehensive income:
Net income	—	—	—	—	—	39,437	—	39,437
Contract settlements reclassed to income	—	—	—	—	—	—	(14,523)	(14,523)
Change in unrealized hedging gains	—	—	—	—	—	—	(8,966)	(8,966)

Total comprehensive income	—	—	—	—	—	39,437	(23,489)	15,948

Balance, September 30, 2002	$—	27,548	$275	$(6,808)	$163,659	$107,120	$13,872	$278,118

*-	As Restated, See Note 1

The accompanying notes are an integral part of these financial statements.

PATINA OIL & GAS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2001	2002
	(As Restated)
	(See Note 1)
OPERATING ACTIVITIES
Net income	$54,835	$39,437
Adjustments to reconcile net income to net cash provided by operating activities
Exploration expense	396	1,353
Depletion, depreciation and amortization	35,900	47,590
Deferred income taxes	17,871	14,997
Deferred compensation adjustment	(709)	6,417
Loss on deferred compensation asset	75	1,297
Tax benefit from exercise of stock options	2,068	3,496
Reversal of hedging impairment, net	—	(3,459)
Other	70	70
Changes in current and other assets and liabilities
Decrease (increase) in
Accounts receivable	12,704	(513)
Inventory and other	1,041	(935)
Increase (decrease) in
Accounts payable	11,979	6,632
Accrued liabilities	(1,034)	(4,792)
Other assets and liabilities	927	(6,732)

Net cash provided by operating activities	136,123	104,858

INVESTING ACTIVITIES
Acquisition, development and exploration	(63,130)	(67,895)
Disposition of oil and gas properties	15,325	2,270
Other	(9,299)	(2,000)

Net cash used in investing activities	(57,104)	(67,625)

FINANCING ACTIVITIES
Decrease in indebtedness	(89,250)	(43,000)
Debt issuance fees	(168)	—
Repayment from affiliate	24,500	—
Deferred credits	(4,577)	—
Issuance of common stock	42,146	9,821
Repurchase of common stock	(51,475)	(9)
Common dividends	(2,507)	(3,830)

Net cash used in financing activities	(81,331)	(37,018)

Increase (decrease) in cash	(2,312)	215
Cash and equivalents, beginning of period	2,653	250

Cash and equivalents, end of period	$341	$465

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

In addition, the Company maintains a shareholder approved Stock Purchase Plan pursuant to which certain key employees are given the ability to purchase a limited number of restricted common shares at a discount or, separately, to receive annual bonuses or a portion of their base pay in restricted stock. Due to the one-year holding period restriction on shares issued under the plan, the Company originally recorded these shares at a discount to market. In accordance with the principles prescribed by the Accounting Principles Board’s Opinion No. 25 (“APB No. 25”), “Accounting for Stock Issued to Employees,” the Company subsequently determined that all stock purchased under the Stock Purchase Plan or otherwise granted must be recorded or expensed based on the then quoted market prices of the common stock. See Note (7).

As a result, the accompanying financial statements for the three and nine months ended September 30, 2001 have been restated from the amounts previously reported. Collectively, the restatement adjustments, net of tax expense, increased net income by $2.0 million and $155,000 in the three and nine months ended, September 30, 2001, respectively.

A summary of the significant effects of the restatement is as follows:

	Three Months Ended September 30, 2001	Nine Months Ended September 30, 2001
	(In thousands except per share data)
Revenues as previously reported	$47,457	$166,612
Revenues as restated	47,335	166,536

Deferred compensation adjustment as previously reported	$—	$—
Deferred compensation adjustment as restated	(3,223)	(709)

Pretax income as previously reported	$22,245	$85,438
Pretax income as restated	25,345	85,680

Provision for income taxes as previously reported	$8,008	$30,758
Provision for income taxes as restated	9,124	30,845

Net income as previously reported	$14,237	$54,680
Net income as restated	16,221	54,835

	Three Months Ended September 30, 2001	Nine Months Ended September 30, 2001
	(In thousands except per share data)
Net income per share as previously reported
Basic	$0.53	$2.11
Diluted	0.50	1.94
Net income per share as restated
Basic	$0.63	$2.21
Diluted	0.50	1.93
Weighted average shares outstanding as previously reported
Basic	26,724	25,889
Diluted	28,338	28,245
Weighted average shares outstanding as restated
Basic	25,643	24,800
Diluted	28,338	28,245

December 31, 2001
Total assets as previously reported	$453,573
Total assets as restated	455,524

Deferred compensation liability as previously reported	$—
Deferred compensation liability as restated	25,639

Deferred income tax liability as previously reported	$43,473
Deferred income tax liability as restated	39,355

Total stockholders’ equity as previously reported	$269,144
Total stockholders’ equity as restated	249,574

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

In November 2000, Patina acquired various property interests out of bankruptcy through Elysium Energy, L.L.C. (“Elysium”), a New York limited liability company, in which Patina holds a 50% interest. Patina invested $21.0 million and provided a $60.0 million credit facility to Elysium, which was subsequently refinanced. See Note (5). The accompanying consolidated financial statements were prepared on a proportionate consolidation basis, including Patina’s 50% interest in Elysium’s assets, liabilities, revenues and expenses. All significant intercompany balances and transactions have been eliminated in consolidation.

The Company’s operations consist of the acquisition, development, exploitation and production of oil and gas properties. Historically, Patina’s properties had been located almost exclusively in the Wattenberg Field of Colorado’s D-J Basin. Over the past two years, the Company accumulated significant acreage positions in three Rocky Mountain basins and 95 producing wells in West Texas (“grassroots projects”) in an effort to expand and diversify its asset base. Through Elysium and these recently initiated exploration and development projects, the Company now has oil and gas properties in central Kansas, the Illinois Basin, Utah, Wyoming, Texas and the San Joaquin Basin in California.

(3)    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Producing Activities

The Company utilizes the successful efforts method of accounting for its oil and gas properties. Leasehold costs are capitalized when incurred. Unproved properties are assessed periodically within specific geographic areas and impairments are charged to expense. Exploratory expenses, including geological and geophysical expenses and delay rentals, are charged to expense as incurred. Exploratory drilling costs are capitalized, but charged to expense if the well is determined to be unsuccessful. Costs of productive wells, unsuccessful developmental wells and productive leases are capitalized and amortized on a unit-of-production basis over the life of the associated oil and gas reserves. Oil is converted to natural gas equivalents (Mcfe) at the rate of one barrel to six thousand cubic feet of natural gas (“Mcf”). Amortization of capitalized costs has generally been provided on a field-by-field basis. An accrual of approximately $1.0 million has been provided for estimated future abandonment costs on certain Elysium properties as of September 30, 2002. No accrual has been provided for the Wattenberg properties, as management believes that salvage value will approximate abandonment costs.

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

Other Assets

Other Assets were primarily comprised of $2.0 million and $4.5 million in certain assets held in a rabbi trust for the benefit of certain participants under the Company’s deferred compensation plan at December 31, 2001 and September 30, 2002, respectively. See Note (7).

Section 29 Tax Credits

Between 1996 and 2000, the Company entered into various arrangements to monetize its Section 29 tax credits. These arrangements resulted in revenue increases of approximately $0.40 per Mcf on production volumes from qualified properties. The Company recorded additional gas revenues of $602,000 for the nine months ended September 30, 2001. As the Company’s profitability allowed it to utilize its tax credits, certain credits were reacquired in March 2001. Under current Internal Revenue Service regulations, these Section 29 tax credits will expire on December 31, 2002.

Gas Imbalances

The Company uses the sales method to account for gas imbalances. Under this method, revenue is recognized based on cash received rather than the Company’s proportionate share of gas produced. Gas imbalances at December 31, 2001 and September 30, 2002 were insignificant.

Accumulated Other Comprehensive Income

The Company follows the provisions of SFAS No. 130, “Reporting Comprehensive Income.” In addition to net income, comprehensive income includes all changes in equity during a period, except those resulting from investments and distributions to the owners of the Company. The Company had no such changes prior to 2001. The components of accumulated other comprehensive income and related tax effects for the nine months ended September 30, 2002 were as follows (in thousands):

	Gross	Tax Effect	Net of Tax
Accumulated other comprehensive income at 12/31/01	$58,376	$(21,015)	$37,361
Change in fair value of hedges	(14,010)	5,044	(8,966)
Reversal of impairment of oil and gas hedges	(5,405)	1,946	(3,459)
Contract settlements	(17,286)	6,222	(11,064)

Accumulated other comprehensive income at 09/30/02	$21,675	$(7,803)	$13,872

Comprehensive income for the three months ended September 30, 2001 and 2002 totaled $25.4 million and $14.4 million, respectively. Comprehensive income for the nine months ended September 30, 2001 and 2002 totaled $97.1 million and $15.9 million, respectively.

The reversal of impairment related to a fourth quarter 2001 non-cash provision of $6.4 million ($4.1 million net of taxes) to write-off of all outstanding oil and gas hedges with Enron North America (“Enron”). The write-off reduced earnings per share in the quarter and year by $0.14 (fully diluted). In accordance with generally accepted accounting principles, the Company recorded non-cash revenues of $5.4 million in the first nine months of 2002. An additional $965,000 on non-cash revenues will be recorded in the course of 2002, as the impaired value of the hedges would have otherwise expired.

The following table schedules out the reversal of the impairment related to the Enron hedges recorded in accumulated other comprehensive income at September 30, 2002 and how it will impact earnings for the remainder of 2002 (in thousands):

2002	Reported Revenues	Tax Impact	Reported Earnings
Fourth quarter	$965	$(347)	$618

Financial Instruments

The book value and estimated fair value of cash and equivalents was $250,000 and $465,000 at December 31, 2001 and September 30, 2002, respectively. The book value and estimated fair value of the bank debt was $77.0 million and $34.0 million at December 31, 2001 and September 30, 2002, respectively. The book value of these assets and liabilities approximates fair value due to their short maturity or floating rate structure.

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

The Company entered into various swap contracts for oil based on NYMEX prices for the first nine months of 2001 and 2002, recognizing losses of $437,000 and $1.4 million, respectively, related to these contracts. The Company entered into various swap contracts for natural gas based on the Colorado Interstate Gas (“CIG”) index during the first nine months of 2001 and 2002, recognizing a loss of $7.6 million and a gain of $21.2 million, respectively, related to these contracts.

At September 30, 2002, the Company was a party to swap contracts for oil based on NYMEX prices covering approximately 6,500 barrels of oil per day for the remainder of 2002 at fixed prices ranging from $22.00 to $29.63 per barrel and 5,750 barrels of oil per day for 2003 at fixed prices ranging from $22.31 to $27.02 per barrel. These swaps are summarized in the table below. The overall weighted average hedged price for the swap contracts is $23.97 per barrel for the remainder of 2002 and $24.26 per barrel for 2003. The unrecognized losses on these contracts totaled $6.9 million based on NYMEX futures prices at September 30, 2002.

At September 30, 2002, the Company was a party to swap contracts for natural gas based on CIG index prices covering approximately 75,000 MMBtu’s per day for the remainder of 2002 at fixed prices ranging from $1.90 to $4.43 per MMBtu. The overall weighted average hedged price for the swap contracts is $2.94 per MMBtu for the remainder 2002. The Company had entered into natural gas swap contracts for 2003, 2004 and 2005 as of September 30, 2002, which are summarized below. The unrecognized gains on these contracts totaled $27.6 million based on CIG futures prices at September 30, 2002.

At September 30, 2002, the Company was a party to the fixed price swaps summarized below:

	Oil Swaps (NYMEX)
Time Period	Daily Volume Bbl	$/Bbl	Unrealized Gain (Loss) ($/thousands)
10/01/02–12/31/02	6,500	23.97	(3,656)
01/01/03–03/31/03	6,000	24.74	(1,834)
04/01/03–06/30/03	6,000	24.38	(953)
07/01/03–09/30/03	5,500	24.14	(319)
10/01/03–12/31/03	5,500	23.75	(108)

	Natural Gas Swaps (CIG Index)
Time Period	Daily Volume MMBtu	$/MMBtu	Unrealized Gain (Loss) ($/thousands)
10/01/02–12/31/02	75,000	2.94	4,378
01/01/03–03/31/03	65,000	3.62	1,450
04/01/03–06/30/03	65,000	3.17	2,051
07/01/03–09/30/03	65,000	3.22	946
10/01/03–12/31/03	58,000	3.55	746
2004	30,000	3.85	8,223
2005	30,000	3.90	9,786

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

During the first nine months of 2002 (excluding the impairment related to the Enron hedges), net hedging gains of $17.3 million ($11.1 million after tax) were reclassified from Accumulated other comprehensive income to earnings and the changes in the fair value of outstanding derivative net assets decreased by $14.0 million ($9.0 million after tax). As the underlying prices in the Company’s hedge contracts were consistent with the indices used to sell their oil and gas, no ineffectiveness was recognized related to its hedge contracts in the first nine months of 2002. As of September 30, 2002 (excluding the impaired Enron hedges), the Company had net unrealized hedging gains of $20.7 million ($13.3 million after tax), comprised of $10.4 million of current assets, $19.5 million of non-current assets, $8.3 million of current liabilities and $850,000 of non-current liabilities. Based on futures prices as of September 30, 2002, the Company would reclassify $2.1 million ($1.3 million after tax) of net unrealized hedging gains as an increase to earnings from accumulated other comprehensive income in the next twelve months.

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

Per Share Data

On May 23, 2002, the Company’s Board of Directors approved a 5-for-4 stock split that was effected in the form of a 25% stock dividend to common stockholders of record as of June 10, 2002 with a payment date of June 20, 2002. All share and per share amounts for all periods have been restated to reflect the 5-for-4 stock split.

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

Recent Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 143, “Accounting for Asset Retirement Obligations, “ which requires that the fair value of a liability for asset retirement obligations be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The asset retirement liability will be allocated to operating expense by using a systematic and rational method. The statement is effective for the Company in 2003. The Company has not yet determined the impact of adoption of this statement. Given the Company’s large number of wells and that the salvage value has historically been assumed to offset the plugging liability, adoption could lead to a material increase in the Company’s assets and liabilities.

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

(4)    OIL AND GAS PROPERTIES

The cost of oil and gas properties at December 31, 2001 and September 30, 2002 included approximately $4.8 million and $4.6 million, respectively, in net unevaluated leasehold costs for acreage that is generally held for exploration or development to which proved reserves have not been assigned. These amounts have been excluded from amortization during the respective periods. The following table sets forth costs incurred related to oil and gas properties and the depletion rates for the respective periods:

	Year Ended December 31, 2001	Nine Months Ended September 30, 2002
	(In thousands)
Development	$77,343	$66,235
Acquisition—evaluated	6,603	131
Acquisition—unevaluated	3,627	176
Exploration and other	513	1,353

	$88,086	$67,895

Disposition	$(16,468)	$(2,270)

Depletion rate (per Mcfe)	$0.86	$0.94

The disposition of properties for the year ended December 31, 2001 related primarily to the sale of Elysium properties in the Lake Washington Field in Louisiana for $15.25 million net to the Company in March 2001. In conjunction with the completion of the year-end 2001 reserve report, the depletion rate was increased in the fourth quarter of 2001. The increase was the result of lower oil and gas reserves resulting from lower year-end oil and gas prices.

(5)    INDEBTEDNESS

The following indebtedness was outstanding on the respective dates:

	December 31, 2001	September 30, 2002
	(In thousands)
Bank facility—Patina	$71,000	$28,000
Bank facility—Elysium, net	6,000	6,000

Total	77,000	34,000
Less current portion	—	(28,000)

Bank debt, net of current portion	$77,000	$6,000

In July 1999, the Company entered into an Amended Bank Credit Agreement (the “Credit Agreement”) providing for a $200.0 million revolving credit facility. The amount available under the facility is re-determined each May 1 and November 1, and equaled $125.0 million at September 30, 2002. Patina had $97.0 million available under the Credit Agreement at September 30, 2002. In conjunction with the Le Norman acquisition (see Note 12) and the maturing of the revolving credit facility in July 2003, management intends to renew the credit facility in the fourth quarter of 2002. The facility size will likely be increased and the renewal may result in an increase in the interest rate grid.

The Company may elect that all or a portion of the credit facility bear interest at a rate equal to: (i) the Eurodollar rate for one, two, three or six months plus a margin which fluctuates from 1.00% to 1.50%, or (ii) the prime rate plus a margin which fluctuates from 0.00% to 0.50%. The margins are determined by a debt to EBITDA ratio, as defined. The weighted average interest rate under the facility was 3.0% during the first nine months of 2002 and 3.0% at September 30, 2002.

The Credit Agreement contains financial covenants, including but not limited to a maximum total debt to EBITDA ratio, as defined, and a minimum current ratio. At December 31, 2001 and September 30, 2002, the Company was in compliance with the covenants. Borrowings under the Credit Agreement mature in July 2003, but may be prepaid at anytime. The Company has periodically extended the Credit Agreement; however, there is no assurance it will be able to do so in the future. The Company had a restricted payment basket under the Credit Agreement of $65.5 million as of September 30, 2002, which may be used to repurchase equity securities, pay dividends or make other restricted payments.

The Company loaned Elysium $53.0 million in November 2000. In May 2001, Elysium refinanced this loan with outside banks and entered into a Bank Credit Agreement (the “Elysium Credit Agreement”) providing for a $60.0 million revolving credit facility. The amount available under the facility is re-determined each May 1 and November 1, and equaled $20.0 million ($10.0 million net to Patina) at September 30, 2002. Elysium had $8.0 million ($4.0 million net to Patina) available under the Elysium Credit Agreement at September 30, 2002.

The Elysium facility is non-recourse to Patina and contains financial covenants, including but not limited to a maximum total debt to EBITDA ratio, as defined, a minimum current ratio and minimum tangible net worth. At December 31, 2001 and September 30, 2002, Elysium was in compliance with the covenants. Borrowings under the Elysium Credit Agreement mature in May 2004, but may be prepaid at anytime. Elysium may elect that all or a portion of the credit facility bear interest at a rate equal to: (i) the Eurodollar rate for one, two, three or six months plus a margin which fluctuates from 1.50% to 2.00%, or (ii) the prime rate plus a margin which fluctuates from 0.25% to 0.75%. The margin is determined by a utilization of borrowing base percentage. The weighted average interest rate under the facility was 3.8% during the first nine months of 2002 and 3.8% at September 30, 2002.

Scheduled maturities of indebtedness for the next five years are zero in 2002, $28.0 million in 2003 and $6.0 million in 2004. Management intends to extend the maturity of its credit facility on a regular basis; however, there can be no assurance it will be able to do so. Cash payments for interest totaled $6.4 million and $1.5 million during the first nine months of 2001 and 2002, respectively.

(6)    STOCKHOLDERS’ EQUITY

A total of 125.0 million common shares, $0.01 par value, are authorized of which 27.5 million were issued at September 30, 2002. The common stock is listed on the New York Stock Exchange. On May 23, 2002, the Company’s Board of Directors approved a 5-for-4 stock split that was effected in the form of a 25% stock dividend to common stockholders of record as of June 10, 2002 with a payment date of June 20, 2002. All share and per share amounts for all periods have been restated to reflect the 5-for-4 stock split. Adjusted for the stock dividend, a quarterly cash dividend of $0.008 per common share was initiated in December 1997, increased to $0.016 per share in the fourth quarter of 1999, to $0.032 per share in the fourth quarter of 2000, to $0.04 per share in the fourth quarter of 2001 and to $0.05 per share in the second quarter of 2002. The Company has a stockholders’ rights plan designed to ensure that stockholders receive fair value for their shares in the event of certain takeover attempts. The following is a schedule of the changes in the Company’s shares of common stock since January 1, 2001:

	Year Ended December 31, 2001	Nine Months Ended September 30, 2002
Beginning shares	25,054,800	26,552,400
Exercise of stock options	545,400	749,200
Issued under Stock Purchase Plan	122,400	132,500
Issued in lieu of salaries and bonuses	84,900	98,400
Issued for directors fees	1,900	1,700
Exercise of $10.00 warrants	3,597,500	—
Issued to deferred comp plan (contribution match)	14,800	14,100
Stock grant vesting	41,600	—
401(k) plan contribution	30,300	—

Total shares issued	4,438,800	995,900
Repurchases	(2,941,200)	(300)

Ending shares	26,552,400	27,548,000
Treasury shares held in rabbi trust (Note 7)	(1,076,700)	(1,036,000)

Adjusted shares outstanding	25,475,700	26,512,000

During 2001, the Company repurchased and retired shares of its common stock for $51.5 million and 3,597,500 $10.00 warrants were converted into common stock with the Company receiving cash proceeds of $36.0 million. The remaining unexercised warrants expired in May 2001.

A total of 5,000,000 preferred shares, $0.01 par value, are authorized with no shares issued or outstanding at September 30, 2002.

The following is the calculation of basic and diluted earnings per share:

	Three Months Ended September 30,
	2001			2002
	Net Income	Common Shares	Per Share	Net Income	Common Shares	Per Share
Basic net income attributable to common stock	$16,221	25,643	$0.63	$13,973	26,509	$0.53

Effect of dilutive securities:
Deferred compensation shares	(1,985)	1,080		—	—
Stock options	—	1,615		—	1,370
$10.00 warrants	—	—		—	—

Diluted net income attributable to common stock	$14,236	28,338	$0.50	$13,973	27,879	$0.50

	Nine Months Ended September 30,
	2001			2002
	Net Income	Common Shares	Per Share	Net Income	Common Shares	Per Share
Basic net income attributable to common stock	$54,835	24,800	$2.21	$39,437	26,200	$1.51

Effect of dilutive securities:
Deferred compensation shares	(405)	1,089		—	—
Stock options	—	1,555		—	1,327
Unvested stock grant	—	11		—	—
$10.00 warrants	—	790		—	—

Diluted net income attributable to common stock	$54,430	28,245	$1.93	$39,437	27,527	$1.43

(7)    EMPLOYEE BENEFIT PLANS

401(k) Savings

The Company maintains a 401(k) profit sharing and savings plan (“401(k) Plan”). Eligible employees may make voluntary contributions to the 401(k) Plan. The Company may, at its discretion, make additional matching or profit sharing contributions to the 401(k) Plan. The Company made profit sharing contributions of $589,000 and $647,000 for 2000 and 2001, respectively. The contributions were made in common stock at its then quoted market value. A total of 37,000 and 30,300 common shares were contributed in 2000 and 2001, respectively.

Stock Purchase Plan

The Company maintains a shareholder approved stock purchase plan (“Stock Purchase Plan”). Pursuant to the Stock Purchase Plan, officers, directors and certain managers are eligible to purchase shares of common stock at prices ranging from 50% to 85% of the closing price of the stock on the trading day prior to the date of purchase (“Market Price”). To date, all purchase prices have been set at 75% of Market Price. In addition, employee participants may be granted the right to purchase shares pursuant to the Stock Purchase Plan with all or a part of their salary and bonus. A total of 625,000 shares of common stock were reserved for possible purchase under the Stock Purchase Plan. In May 1999, an amendment to the Stock Purchase Plan was approved by the stockholders allowing for the annual renewal of the 625,000 shares of common stock reserved for possible purchase under the Stock Purchase Plan. Plan years run from the date of the Annual Meeting through the next Annual Meeting. In 2000, the Board of Directors approved 145,400 common shares (exclusive of shares available for purchase with participants’ salaries and bonuses) for possible purchase by participants during the plan year. As of September 30, 2000, participants had purchased 172,800 shares of common stock, including 107,300 shares purchased with participants’ 1999 bonuses, at an average price of $9.70 per share ($7.27 net price per share), resulting in cash proceeds to the Company of $665,000. In 2001, the Board of Directors approved 151,600 common shares (exclusive of shares available for purchase with participants’ salaries and bonuses) for possible purchase by participants during the plan year. As of September 30, 2001, participants had purchased 124,500 shares of common stock, including 2,400 shares purchased with participants’ 2000 bonuses, at an average price of $21.26 per share ($15.95 net price per share), resulting in cash proceeds to the Company of $2.0 million. In 2002, the Board of Directors approved 158,000 common shares (exclusive of shares available for purchase with participants’ salaries and bonuses) for possible purchase by participants during the plan year. As of September 30, 2002, participants had purchased 230,900 shares of common stock, including 98,400 shares purchased with participants’ 2001 bonuses, at an average price of $24.81 per share ($18.61 net price per share), resulting in cash proceeds to the Company of $2.8 million. The Company recorded non-cash general and administrative expenses of $653,000 and $925,000 associated with these purchases in the nine months ended September 30, 2001 and 2002, respectively.

Deferred Compensation Plan

The Company maintains a shareholder approved deferred compensation plan (“Deferred Compensation Plan”). This plan is available to officers and certain managers of the Company. The plan allows participants to defer all or a portion of their salary and annual bonuses (either in cash or Company stock). The Company can make discretionary matching contributions of the participant’s salary deferral and those assets are invested in instruments as directed by the participant. The Deferred Compensation Plan does not have dollar limits on tax-deferred contributions. The assets of the Deferred Compensation Plan are held in a rabbi trust (“Trust”) and, therefore, could be available to satisfy the claims of the Company’s creditors in the event of bankruptcy or insolvency of the Company. Participants have the ability to direct the Plan Administrator to invest their salary and bonus deferrals into pre-approved mutual funds held by the Trust. In addition, participants have the right to request that the Plan Administrator re-allocate the portfolio of investments (i.e., cash, mutual funds, Company stock) in the participants’ individual account within the Trust, however, the Plan Administrator is not required to honor any such request. Company matching contributions are in the form of either cash or Company stock and vest ratably over a three-year period. Participants may elect to receive their payments in either cash or the Company’s common stock. At September 30, 2002, the balance of the assets in the Trust totaled $34.1 million, including 1,036,000 shares of common stock of the Company valued at $29.5 million. The Company accounts for the Deferred Compensation Plan in accordance with EITF 97-14, “Accounting for Deferred Compensation Arrangements Where Amounts Earned are Held in a Rabbi Trust and Invested.”

Assets of the Trust, other than common stock of the Company, are invested in 11 mutual funds that cover the investment spectrum from equities to money market instruments. These mutual funds are publicly quoted and reported at market value. The Company accounts for these investments in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” The Trust also holds common shares of the Company. The Company’s common stock that is held by the Trust has been classified as treasury stock in the stockholders’ equity section of the accompanying balance sheet. The market value of the assets held by the Trust, exclusive of the market value of the shares of the Company’s common stock that are reflected as treasury stock, at December 31, 2001 and September 30, 2002, was $2.0 million and $4.5 million, respectively, and is classified as Other Assets in the accompanying balance sheet. The amounts payable to the plan participants at December 31, 2001 and September 30, 2002, including the market value of the shares of the Company’s common stock that are reflected as treasury stock, was $25.6 million and $34.1 million, respectively, and is classified as Deferred Compensation Liability in the accompanying balance sheet.

In accordance with EITF 97-14, all market fluctuations in value of the Trust assets have been reflected in the respective income statements. Increases or decreases in the value of the plan assets, exclusive of the shares of common stock of the Company, have been included as Other income in the respective income statements. Increases or decreases in the market value of the deferred compensation liability, including the shares of common stock of the Company held by the Trust, while recorded as treasury stock, are included as Deferred compensation adjustments in the respective income statements. In response to the changes in total market value of the Trust, the Company recorded deferred compensation adjustments of ($709,000) and $6.4 million in the nine months ended September 30, 2001 and 2002, respectively.

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

Year	Options Granted	Range of Exercise Prices	Weighted Average Exercise Price
2000	631,000	$7.35–$17.55	$7.47
2001	792,000	$18.09–$26.42	$18.33
2002 (9 months ended)	889,000	$20.62–$23.74	$20.70

The Company also maintains a shareholder approved stock grant and option plan for non-employee Directors (the “Directors’ Plan”). The Directors’ Plan provides for each non-employee Director to receive common shares having a market value equal to $2,500 quarterly in payment of one-half of their retainer. In April 2002, the cash portion of the quarterly Director payments was increased to $5,000, based on attendance. A total of 1,900 shares were issued in 2001 and 1,700 in the first nine months of 2002. It also provides for 6,250 options to be granted to each non-employee Director upon appointment and upon annual re-election, thereafter. The options vest over a three-year period (30%, 60%, 100%) and expire five years from the date of grant. The following is a summary of stock options granted under the Directors’ Plan:

Year	Options Granted	Range of Exercise Prices	Weighted Average Exercise Price
2000	31,000	$13.95	$13.95
2001	31,000	$19.67–$26.28	$24.96
2002 (9 months ended)	25,000	$28.25	$28.25

(8) INCOME TAXES

A reconciliation of the federal statutory rate to the Company’s effective rate as it applies to the tax provision for the nine months ended September 30, 2001 and 2002 follows:

	2001	2002
Federal statutory rate	35%	35%
State income tax rate, net of federal benefit	3%	3%
Decrease in valuation allowance against deferred tax asset	(2%)	—
Section 29 tax credits	—	(3%)

Effective income tax rate	36%	35%

For tax purposes, the Company had net operating loss carryforwards of approximately $41.0 million including alternative minimum tax (“AMT”) loss carryforwards of approximately $26.6 million at December 31, 2001. Utilization of $30.3 million of the net operating loss carryforwards will be limited to approximately $4.7 million per year as a result of the Gerrity acquisition in 1996. These carryforwards expire between 2010 and 2018. At December 31, 2001, the Company had AMT credit carryforwards of $4.1 million that are available indefinitely. The Company paid federal and state income taxes of $11.1 million in 2001 and $2.7 million in the first nine months of 2002.

Operating cash flows in the first nine months of 2002 were increased by $3.5 million related to the tax deduction generated from the exercise and same day sale of stock options. Generally accepted accounting principles do not allow for this deduction to be offset against the tax provision on the income statement. This deduction is recorded as an addition to additional paid in capital and as a reduction to the tax liability on the balance sheet.

(9)    MAJOR CUSTOMERS

During the nine months ended September 30, 2001 and 2002, Duke Energy Field Services, Inc. accounted for 30% and 37%, BP Amoco Production Company accounted for 12% and 8%, and E-Prime accounted for 11% and 7%, of oil and gas sales, respectively. Management believes that the loss of any individual purchaser would not have a long-term material adverse impact on the financial position or results of operations of the Company. Given the credit issues recently experienced by various energy trading companies, the Company attempts to closely monitor the credit status of its significant customers. The Company is not currently aware of any significant credit exposure.

(10)    RELATED PARTY TRANSACTIONS

In March 2001, the Company loaned an officer $50,000, represented by a 7.00% recourse promissory note. The note was scheduled for annual principal reductions each March, with payment in full due in 2004. The scheduled principal reduction of $15,000 and the associated interest payment were received in March 2002. The loan was repaid in September 2002. In May 2001, a director purchased 12,500 common shares from the Company under the Stock Purchase Plan. The Company loaned the director $136,000 to finance a portion of this purchase. The loan was due May 2004 and was represented by a 7.50% recourse promissory note. The loan was repaid in September 2002.

In conjunction with the acquisition of Elysium in November 2000, Patina agreed to loan Elysium up to $60.0 million. In May 2001, Elysium entered into a credit facility with a third party bank. The proceeds from this facility were used to repay Patina. Elysium paid interest of $1.0 million while the loan was outstanding in 2001 to Patina under the revolving credit facility.

Patina provides certain administrative services to Elysium under an operating agreement. The Company was paid $334,000 and $2.2 million for these services for the nine months ended September 30, 2001 and 2002, respectively. In December 2001, Elysium’s office in The Woodlands, Texas was closed and all administrative functions were moved to Denver, Colorado. At that time, the Company entered into a management agreement with Elysium providing for an indirect monthly reimbursement of $243,000 plus any direct charges for providing this service.

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

(12)    SUBSEQUENT EVENT

On October 23, 2002, the Company executed a purchase and sale agreement to acquire the stock of Le Norman Energy Corporation (“Le Norman”), a privately held oil company based in Oklahoma, for approximately $68 million. The transaction is expected to close in early November 2002 and will be funded with borrowings under the Company’s existing bank facility and the issuance of approximately 200,000 shares of common stock. Le Norman’s properties are located primarily in the Anadarko and Ardmore-Marietta Basins of Oklahoma.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Explanatory Note – Subsequent to the issuance of the Company’s quarterly report on Form 10-Q for the period ended June 30, 2002, the Company’s financial statements for the quarter ended September 30, 2001 were restated. The restatement related to applying required accounting treatment for certain stock based compensation arrangements. See Note 1 to the financial statements for a summary of the significant effects of the restatement. The following discussion and analysis gives effect to the restatement.

Critical Accounting Policies and Estimates

The Company’s discussion and analysis of its financial condition and results of operations are based upon consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. The Company bases its estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements. The Company recognizes revenues from the sale of oil and gas in the period delivered. We provide an allowance for doubtful accounts for specific receivables we judge unlikely to be collected. The Company utilizes the successful efforts method of accounting for its oil and gas properties. Leasehold costs are capitalized when incurred. Unproved properties are assessed periodically within specific geographic areas and impairments in value are charged to expense. Exploratory expenses, including geological and geophysical expenses and delay rentals, are charged to expense as incurred. Exploratory drilling costs are capitalized, but charged to expense if the well is determined to be unsuccessful. Costs of productive wells, unsuccessful developmental wells and productive leases are capitalized and amortized on a unit-of-production basis through depletion, depreciation and amortization expense over the life of the associated oil and gas reserves. Oil and gas property costs are periodically evaluated for possible impairment. Impairments are recorded when management believes that a property’s net book value is not recoverable based on current estimates of expected future cash flows. Depletion, depreciation and amortization of oil and gas properties and the periodic assessments for impairment are based on underlying oil and gas reserve estimates and future cash flows using then current oil and gas prices combined with operating and capital development costs. There are numerous uncertainties inherent in estimating quantities of proved oil and gas reserves and in projecting future rates of production and timing of development expenditures. The Company regularly enters into commodity derivative contracts and fixed-price physical contracts to help manage its exposure to oil and gas price volatility. The contracts, which are generally placed with major financial institutions or with counter parties which management believes to be of high credit quality, may take the form of futures contracts, swaps or options. The oil and gas reference prices of these contracts are based upon oil and natural gas futures, which have a high degree of historical correlation with actual prices received by the Company. Currently, the Company’s oil and gas swap contracts are designated as cash flow hedges.

Factors Affecting Financial Condition and Liquidity

Liquidity and Capital Resources

During the nine months September 30, 2002, the Company spent $66.2 million on the further development of properties. The development expenditures included $59.6 million in Wattenberg for the drilling or deepening of 41 J-Sand wells, 341 Codell refracs, and seven recompletions, $2.5 million on the drilling of five coalbed methane wells in Moffat County, Colorado, $1.0 million on drilling four wells on the Adams Baggett project in West Texas and $3.4 million on the Elysium properties. These projects and the continued success in production enhancement allowed production to increase 19% over the prior year. The Company had announced that it anticipated incurring approximately $77.0 million on the further development of its properties during 2002. A proposal to the Board of Directors to increase that level expenditures to $90.0 million given recent results was approved in May 2002. The decision to increase or decrease development activity is heavily dependent on oil and gas prices.

At September 30, 2002, the Company had $456.1 million of assets. Total capitalization was $312.1 million, of which 89% was represented by stockholders’ equity and 11% by bank debt. During the first nine months of 2002, net cash provided by operations totaled $104.9 million, as compared to $136.1 million in 2001 ($111.2 million and $110.5 million prior to changes in working capital, respectively). At September 30, 2002, there were no significant commitments for capital expenditures. Based upon a $90.0 million capital budget for 2002 and a preliminary capital budget of $140.0 million for 2003, the Company expects production to continue to increase in the fourth quarter and the coming year. The level of these and other future expenditures is largely discretionary, and the amount of funds devoted to any particular activity may increase or decrease significantly, depending on available opportunities and market conditions. The Company plans to finance its ongoing development, acquisition and exploration expenditures and additional equity repurchases using internal cash flow, proceeds from asset sales and bank borrowings. In addition, joint ventures or future public and private offerings of debt or equity securities may be utilized.

During 2001, the Company repurchased 2,941,000 shares of its common stock at an average price of $17.37 per share for $51.5 million. The Company received proceeds totaling approximately $36.0 million from the exercise of the $10.00 common stock warrants in May 2001. The unexercised warrants expired in May 2001.

The Company’s primary cash requirements will be to finance acquisitions, fund exploration and development expenditures, repurchase equity securities, repay indebtedness, and general working capital needs. However, future cash flows are subject to a number of variables, including the level of production and oil and gas prices, and there can be no assurance that operations and other capital resources will provide cash in sufficient amounts to maintain planned levels of capital expenditures or that increased capital expenditures will not be undertaken.

The Company believes that borrowings available under its Credit Agreement, projected operating cash flows and the cash on hand will be sufficient to cover its working capital, capital expenditures, planned development activities and debt service requirements for the next 12 months. In connection with consummating any significant acquisition, additional debt or equity financing will be required, which may or may not be available on terms that are acceptable to the Company. The Company’s credit facility is due in July 2003. Management intends to renew the credit facility in the fourth quarter of 2002. The facility size will likely be increased and the renewal may result in an increase in the interest rate grid. However, there is no assurance it will be able to do so.

The following summarizes the Company’s contractual obligations at September 30, 2002 and the effect such obligations are expected to have on its liquidity and cash flow in future periods (in thousands):

	Less than One Year		1–3 Years		After 3 Years	Total
Bank debt	$28,000	*	$6,000	*	$—	$34,000
Non-cancelable operating leases	979		2,034		181	3,194

Total contractual cash obligations	$28,979		$8,034		$181	$37,194

* Due at termination dates in each of the Company’s credit facilities, which the Company expects to renew. However there is no assurance it will be able to do so.

Indebtedness

The following summarizes the Company’s borrowings and availability under Patina’s and Elysium’s revolving credit facilities (in thousands):

	September 30, 2002
Revolving Credit Facilities	Borrowing Base	Outstanding	Available
Patina	$125,000	$28,000	$97,000
Elysium (net to Patina)	10,000	6,000	4,000

Total	$135,000	$34,000	$101,000

In July 1999, the Company entered into an Amended Bank Credit Agreement (the “Credit Agreement”) providing for a $200.0 million revolving credit facility. The amount available under the facility is re-determined each May 1 and November 1, and equaled $125.0 million at September 30, 2002. Patina had $97.0 million available under the Credit Agreement at September 30, 2002. As a result of the Le Norman acquisition (see Note 12 to the accompanying financial statements) and the scheduled maturity of the revolving credit facility in July 2003, management intends to renew the credit facility in the fourth quarter of 2002. The facility size will likely be increased and the renewal may result in an increase in the interest rate grid.

The Company may elect that all or a portion of the credit facility bear interest at a rate equal to: (i) the Eurodollar rate for one, two, three or six months plus a margin which fluctuates from 1.00% to 1.50%, or (ii) the prime rate plus a margin which fluctuates from 0.00% to 0.50%. The margins are determined by a debt to EBITDA ratio, as defined. The weighted average interest rate under the facility was 3.0% during the first nine months of 2002 and 3.0% at September 30, 2002.

The Credit Agreement contains financial covenants, including but not limited to a maximum total debt to EBITDA ratio, as defined, and a minimum current ratio. At December 31, 2001 and September 30, 2002, the Company was in compliance with the covenants. Borrowings under the Credit Agreement mature in July 2003, but may be prepaid at anytime. The Company has periodically extended the Credit Agreement; however, there is no assurance it will be able to do so in the future. The Company had a restricted payment basket under the Credit Agreement of $65.5 million as of September 30, 2002, which may be used to repurchase equity securities, pay dividends or make other restricted payments.

The Company loaned Elysium $53.0 million in November 2000. In May 2001, Elysium refinanced this loan with outside banks and entered into a Bank Credit Agreement (the “Elysium Credit Agreement”) providing for a $60.0 million revolving credit facility. The amount available under the facility is re-determined each May 1 and November 1, and equaled $20.0 million ($10.0 million net to Patina) at September 30, 2002. Elysium had $8.0 million ($4.0 million net to Patina) available under the Elysium Credit Agreement at September 30, 2002.

The Elysium facility is non-recourse to Patina and contains financial covenants, including but not limited to a maximum total debt to EBITDA ratio, as defined, a minimum current ratio and minimum tangible net worth. At December 31, 2001 and September 30, 2002, Elysium was in compliance with the covenants. Borrowings under the Elysium Credit Agreement mature in May 2004, but may be prepaid at anytime. Elysium may elect that all or a portion of the credit facility bear interest at a rate equal to: (i) the Eurodollar rate for one, two, three or six months plus a margin which fluctuates from 1.50% to 2.00%, or (ii) the prime rate plus a margin which fluctuates from 0.25% to 0.75%. The margin is determined by a utilization of borrowing base percentage. The weighted average interest rate under the facility was 3.8% during the first nine months of 2002 and 3.8% at September 30, 2002.

Cash Flow

The Company’s principal sources of cash are operating cash flow and bank borrowings. The Company’s operating cash flow is highly dependent on oil and gas prices. Pricing volatility will be somewhat reduced as the Company has entered into hedging agreements for 2002, 2003, 2004 and 2005, respectively. The $67.9 million of capital expenditures for the first nine months of 2002 were funded entirely with internal cash flow. A proposal to the Board of Directors to increase the 2002 approved capital budget of $77.0 million to $90.0 million was approved in May 2002. The revised 2002 capital budget of $90.0 million, comprised of approximately $80.0 million of development expenditures in Wattenberg, is expected to increase production by approximately 20%. The Company expects the capital program to be funded with internal cash flow.

Net cash provided by operating activities in the nine months ended September 30, 2001 and 2002 was $136.1 million and $104.9 million, respectively. Cash flow from operations decreased due to the 24% decline in average oil and gas prices from the first nine months of 2001, somewhat offset by the 19% increase in oil and gas production. As a result of the lower prices, production taxes declined, more than offsetting the slight increase in lease operating expenses. Interest expense declined due to the continued repayment of debt and lower average interest rates in 2002. Operating cash flows in the first nine months of 2001 and 2002 were benefited by $2.1 million and $3.5 million, respectively, related to the tax deduction generated from the exercise and same day sale of stock options.

Net cash used in investing activities in the nine months ended September 30, 2001 and 2002 totaled $57.1 million and $67.6 million, respectively. Acquisition, development and exploration expenditures totaled $63.1 million in the first nine months of 2001 compared to $67.9 million in 2002. Development expenditures in Wattenberg totaled $59.6 million in 2002, an increase of $11.7 million over 2001. Development expenditures on the Elysium properties totaled $3.4 million in 2002, a $1.5 million increase over 2001. Expenditures for the further development of our grassroots projects totaled $4.0 million in 2002 as compared to $12.0 million in 2001. The larger expenditures on the grassroots projects in 2001 were primarily related to the acquisition of acreage in initiating the projects. The net expenditure amount in the first nine months of 2001 was reduced due to $15.3 million of proceeds from sales of assets, primarily Elysium’s properties in the Lake Washington Field in Louisiana. The net expenditure amount in the first nine months of 2002 was reduced by $2.3 million of proceeds from sales of assets, primarily certain of Elysium’s properties in Kansas and certain minor D-J Basin properties.

Net cash used in financing activities in the nine months ended September 30, 2001 and 2002 was $81.3 million and $37.0 million, respectively. Principle available sources of financing have been primarily bank borrowings. During the first nine months of 2001, the combination of operating cash flow, proceeds from the exercise of the Company’s $10.00 Warrants for $36.0 million, the refinancing of Elysium loan, and proceeds from the sale of the Lake Washington properties, allowed the Company to repay $89.3 million of bank debt, repurchase $51.5 million of equity securities and fund net capital development and acquisition expenditures of $47.8 million. During the first nine months of 2002, the combination of operating cash flow and $9.8 million in proceeds from the exercise of stock options, allowed the Company to repay $43.0 million of bank debt and fund the net capital development and acquisition expenditures of $65.6 million.

Capital Requirements

During the first nine months of 2002, $67.6 million of capital was expended, primarily on development projects. This represented approximately 64% of internal cash flow (net cash provided by operations). The revised 2002 capital budget of $90.0 million is expected to increase production by approximately 20%. The Company expects the capital program to be funded with internal cash flow. The Company recently announced the acquisition of the stock of Le Norman Energy Corporation for approximately $68.0 million (see Note 12 to the accompanying financial statements). The transaction is expected to close in the fourth quarter of 2002 and will be funded with borrowings under the Company’s existing bank facility and the issuance of approximately 200,000 common shares. In conjunction with this acquisition and the possible purchase of additional properties prior to year-end, management expects that its long-term debt will increase in the fourth quarter of 2002. Development and exploration activities are highly discretionary, and, for the foreseeable future, management expects such activities to be maintained at levels equal to or below internal cash flow.

Hedging

The Company regularly enters into hedging agreements to reduce the impact on its operations of fluctuations in oil and gas prices. All such contracts are entered into solely to hedge prices and limit volatility. The Company’s current policy is to hedge between 50% and 75% of its production, when futures prices justify, on a rolling 12 to 36 month basis. Due to the exceptional gas prices in 2001, the Company extended its hedging program into 2005. At September 30, 2002, hedges were in place covering 51.9 Bcf at prices averaging $3.53 per MMBtu and 2,696,000 barrels of oil averaging $24.20 per barrel. The estimated fair value of the Company’s hedge contracts that would be realized on termination, approximated a net unrealized pretax gain of $20.7 million ($13.3 million gain net of $7.4 million of deferred taxes) at September 30, 2002, which is presented on the balance sheet as a current asset of $10.4 million, a non-current asset of $19.5 million, a current liability of $8.3 million and a non-current liability of $850,000 based on contract expiration. The gas contracts expire monthly through December 2005 and the oil contracts expire monthly through December 2003. Gains or losses on both realized and unrealized hedging transactions are determined as the difference between the contract price and a reference price, generally NYMEX for oil and the Colorado Interstate Gas (“CIG”) index for natural gas. Transaction gains and losses are determined monthly and are included as increases or decreases in oil and gas revenues in the period the hedged production is sold. Any ineffective portion of such hedges is recognized in earnings as it occurs. Net pre-tax gains relating to these derivatives in 2001 and the first nine months of 2002 were $4.1 million and $19.8 million, respectively. Effective January 1, 2001, the unrealized gains (losses) on these hedging positions were recorded at an estimate of fair value which the Company based on a comparison of the contract price and a reference price, generally NYMEX or CIG, on the Company’s balance sheet as Accumulated other comprehensive income (loss), a component of Stockholders’ Equity.

Basis Differentials

The Company sells the majority of its gas production based on the Colorado Interstate Gas (“CIG”) index. The realized price of the Company’s gas and that of other Rocky Mountain producers has historically traded at a discount to NYMEX gas. This discount is referred to as a “basis differential” and averaged $0.78 per MMBtu in 2001, ranging from a positive differential of $0.02 per MMBtu in February 2001 to a negative differential of $1.43 MMBtu in July 2001. The CIG basis differential for the first nine months of 2002 averaged $1.21 per MMBtu discount from NYMEX. Based on futures prices as of September 30, 2002, the basis differential for CIG from NYMEX for October 2002 through December 2002 averaged a $1.75 per MMBtu discount, ranging from a discount of $2.49 per MMBtu in October 2002 to a discount of $1.03 per MMBtu in December 2002. For 2003, the basis differential averaged a $0.89 per MMBtu discount, ranging from a discount of $1.17 per MMBtu in April 2003 to a discount of $0.66 per MMBtu in December 2003. The significant increase in the CIG basis differential is due to the warmer than usual winter in 2002 resulting in less local heating demand and a corresponding increase in gas held in storage due to the limited pipeline capacity for transportation out of the Rocky Mountain region. As evidenced by the futures prices, the differential is expected to shrink as additional pipeline capacity out of the Rockies is expected to be available in May 2003 (Kern River expansion of 900 MMBtu per day) combined with expectations for more normalized winter weather in the region.

Results of Operations

Three months ended September 30, 2002 compared to three months ended September 30, 2001.

Revenues for the third quarter of 2002 totaled $51.6 million, a 9% increase from the prior year period. Net income for the third quarter of 2002 totaled $14.0 million compared to $16.2 million in 2001 for a decrease of 14%. The increase in revenues was attributable to rising production and the benefits of the Elysium acquisition. The decrease in net income was largely due to the 13% drop in equivalent oil and gas prices, higher depletion expense and an increase in the deferred compensation adjustment.

Average daily oil and gas production for the third quarter of 2002 totaled 8,644 barrels and 137.4 MMcf (189.2 MMcfe), an increase of 23% on an equivalent basis from the same period in 2001. The rise in production was due to the continued development activity in Wattenberg and contributions from our Elysium operations. During the third quarter of 2002, 20 wells were drilled or deepened and 112 refracs and four recompletions were performed in Wattenberg, compared to 17 new wells or deepenings, 69 refracs and four recompletions in the same period in 2001. The Company also drilled and completed five wells on the Sugarloaf prospect in northwest Colorado in 2002. Based upon a $90.0 million capital budget for 2002 and a preliminary capital budget of $140.0 million for 2003, the Company expects production to continue to increase in the fourth quarter and the coming year.

Average oil prices decreased 5% from $25.97 per barrel in the third quarter of 2001 to $24.69 in 2002. Average natural gas prices decreased 18% from $2.97 per Mcf in the third quarter of 2001 to $2.43 in 2002. Average oil prices included a hedging gain of $101,000 or $0.16 per barrel and a hedging loss of $2.4 million or $3.05 per barrel for the third quarters of 2001 and 2002, respectively. Average natural gas prices included a hedging gain of $7.9 million or $0.76 per Mcf and a hedging gain of $8.7 million or $0.69 per Mcf for the third quarters of 2001 and 2002, respectively. Lease operating expenses totaled $6.4 million or $0.37 per Mcfe for the third quarter of 2002 compared to $6.2 million or $0.44 per Mcfe in the prior year period. Production taxes totaled $2.7 million or $0.16 per Mcfe in the third quarter of 2002 compared to $2.7 million or $0.19 per Mcfe in 2001.

General and administrative expenses for the third quarter of 2002, net of reimbursements, totaled $2.5 million, approximately the same level incurred in 2001. In December 2001, Elysium’s administrative offices in Texas were closed down and their functions were moved to Denver, Colorado.

Interest and other expenses fell to $525,000 in the third quarter of 2002, a decrease of 62% from the prior year period. Interest expense decreased as a result of lower average debt balances and lower average interest rates. The Company’s average interest rate during the second quarter of 2002 was 3.1% compared to 5.3% in 2001.

Deferred compensation adjustment totaled $348,000 in the third quarter of 2002, an increase of $3.6 million from the prior year period. The increase relates to the increase in value of the Company’s common shares and other investments held in a rabbi trust for the benefit of participants in the Company’s deferred compensation plan over 2001. The Company’s common stock price appreciated by 4% or $1.07 per share in the third quarter of 2002 versus a decline of 13% or $2.80 per share in the third quarter of 2001.

Depletion, depreciation and amortization expense for the third quarter of 2002 totaled $16.6 million, an increase of $4.5 million from the same period in 2001. Depletion expense totaled $16.3 million or $0.93 per Mcfe for the third quarter of 2002 compared to $11.9 million or $0.84 per Mcfe in 2001. The increase in depletion expense resulted from the 23% increase in oil and gas production in the third quarter of 2002 and a higher depletion rate. The depletion rate was increased in the fourth quarter of 2001 in conjunction with the completion of the year-end 2001 reserve report. The increased depletion rate reflects the lower oil and gas reserves resulting from lower year-end oil and gas prices. Depreciation and amortization expense for the three months ended September 30, 2002 totaled $352,000 or $0.02 per Mcfe compared to $243,000 or $0.02 per Mcfe in 2001.

Provision for income taxes for the third quarter of 2002 totaled $7.6 million, a decrease of $1.6 million from the same period in 2001. The decrease was due to lower earnings and a slight decrease in tax rates. The Company recorded a 35% tax provision in the third quarter of 2002 compared to a 36% tax provision in 2001.

Nine months ended September 30, 2002 compared to nine months ended September 30, 2001.

Revenues for the nine months ended September 30, 2002 totaled $154.2 million, a 7% decrease from the prior year period. Net income totaled $39.4 million, a decrease of 28% compared to the prior year. The decreases were primarily attributable to the 24% drop in equivalent oil and gas prices, higher depletion expense and an increase in the deferred compensation adjustment, partially offset by increased production and lower interest expense.

Average daily oil and gas production for the first nine months totaled 8,370 barrels and 132.1 MMcf (182.3 MMcfe), an increase of 19% on an equivalent basis from the same period in 2001. The rise in production was due to the continued development activity in Wattenberg, contributions from our Elysium operations and to a minor degree, the grassroots projects. During the nine-month period, 42 wells were drilled or deepened and 341 refracs and seven recompletions were performed in Wattenberg, compared to 51 new wells or deepenings, 239 refracs and seven recompletions in the same period in 2001. The Company also drilled and completed five wells on the Sugarloaf prospect in northwest Colorado in 2002. Based upon a $90.0 million capital budget for 2002 and a preliminary capital budget of $140.0 million for 2003, the Company expects production to continue to increase in the fourth quarter and the coming year.

Average oil prices decreased 9% from $26.67 per barrel in the first nine months of 2001 to $24.33 in 2002. Average natural gas prices decreased 30% from $3.73 per Mcf for the first nine months of 2001 to $2.60 in 2002. The average oil price included hedging losses of $437,000 or $0.22 per barrel and $1.4 million or $0.61 per barrel for the first nine months of 2001 and 2002, respectively. The average natural gas prices included hedging losses of $7.6 million or $0.25 per Mcf and hedging gains of $21.2 million or $0.59 per Mcf for the first nine months of 2001 and 2002, respectively. Lease operating expenses totaled $20.1 million or $0.40 per Mcfe for the first nine months of 2002 compared to $19.0 million or $0.46 per Mcfe in the prior year period. The increase in operating expenses was primarily attributed to $600,000 of additional operating expenses associated with the grassroots projects. Production taxes totaled $7.6 million or $0.15 per Mcfe in the first nine months of 2002 compared to $11.8 million in 2001 or $0.28 per Mcfe. The $4.1 million decrease was a result of lower oil and gas prices, somewhat offset by increasing production. Production taxes are calculated on unhedged oil and gas revenues. The significant decrease coincides with the large drop in unhedged oil and gas prices (oil dropped 7% while gas dropped 49% from the first nine months of 2001).

General and administrative expenses for the first nine months of 2002, net of reimbursements, totaled $8.6 million, approximately the same level incurred in 2001. In December 2001, Elysium’s administrative offices in Texas were closed down and their functions were moved to Denver, Colorado.

Interest and other expenses totaled $1.8 million in the first nine months of 2002, a decrease of $4.4 million or 71% from the prior year period. Interest expense decreased as a result of lower average debt balances and lower average interest rates. The Company’s average interest rate for the first nine months of 2002 was 3.1% compared to 6.3% in the first nine months of 2001.

Deferred compensation adjustment totaled $6.4 million in the first nine months of 2002, an increase of $7.1 million from the prior year period. The increase relates to the increase in value of the Company’s common shares and other investments held in a rabbi trust for the benefit of participants in the Company’s deferred compensation plan over 2001. The Company’s common stock price appreciated by 30% or $6.50 per share in the first nine months of 2002 versus a decrease of 4% or $0.80 per share during the first nine months of 2001.

Depletion, depreciation and amortization expense for the first nine months of 2002 totaled $47.6 million, an increase of $11.7 million from the same period in 2001. Depletion expense totaled $46.6 million or $0.94 per Mcfe for the first nine months of 2002 compared to $35.2 million or $0.84 per Mcfe in 2001. The increase in depletion expense resulted from the 19% increase in oil and gas production in the first nine months of 2002 and a higher depletion rate. The depletion rate was increased in the fourth quarter of 2001 in conjunction with the completion of the year-end 2001 reserve report. The increased depletion rate reflects the lower oil and gas reserves resulting from lower year-end oil and gas prices. Depreciation and amortization expense for the nine months ended September 30, 2002 totaled $985,000 or $0.02 per Mcfe compared to $730,000 or $0.02 per Mcfe in 2001.

Provision for income taxes for the first nine months of 2002 totaled $21.3 million, a decrease of $9.5 million from the same period in 2001. The decrease was primarily due to lower earnings and a slight decrease in tax rates. The Company recorded a 35% tax provision for the first nine months of 2002 compared to a 36% tax provision in 2001.

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

	Average Prices
	Oil	Natural Gas	Equivalent Mcf
	(Per Bbl)	(Per Mcf)	(Per Mcfe)
Annual
1997	$19.54	$2.25	$2.55
1998	13.13	1.87	1.96
1999	17.71	2.21	2.40
2000	29.16	3.69	3.96
2001	24.99	3.42	3.63

Quarterly
2001
First	$27.86	$6.09	$5.67
Second	26.96	3.70	3.93
Third	25.81	2.21	2.77
Fourth	19.69	1.94	2.31

2002
First	$21.02	$2.06	$2.45
Second	25.72	2.25	2.81
Third	27.74	1.74	2.53

Recent Accounting Pronouncements

In July 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” which requires that the fair value of a liability for asset retirement obligations be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The asset retirement liability will be allocated to operating expense by using a systematic and rational method. The statement is effective for the Company in 2003. The Company has not yet determined the impact of adoption of this statement. Given the Company’s large number of wells and that the salvage value has historically been assumed to offset the plugging liability, adoption could lead to a material increase in the Company’s assets and liabilities.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Commodity Price Risk

The Company’s major market risk exposure is to oil and gas prices. Pricing is primarily driven by the prevailing domestic price for oil and prices applicable to the Rocky Mountain and Mid-Continent natural gas production. Historically, prices received for oil and gas production have been volatile and unpredictable. Pricing volatility is expected to continue. Natural gas price realizations during 2001 and the first nine months of 2002, exclusive of any hedges, ranged from a monthly low of $1.34 per Mcf to a monthly high of $7.65 per Mcf. Oil prices, exclusive of any hedges, ranged from a monthly low of $18.74 per barrel to a monthly high of $29.26 per barrel during 2001 and the first nine months of 2002. A significant decline in the price of oil or gas could have a material adverse effect on the Company’s financial condition and results of operations.

In the first nine months of 2002, a 10% reduction in oil and gas prices, excluding oil and gas quantities that were fixed through hedging transactions, would have reduced revenues by $6.4 million. If oil and gas future prices at September 30, 2002 had declined by 10%, the unrealized hedging gains at that date would have increased by $22.8 million (from $20.7 million to $43.5 million).

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

The Company entered into various swap contracts for oil based on NYMEX prices for the first nine months of 2001 and 2002, recognizing losses of $437,000 and $1.4 million, respectively, related to these contracts. The Company entered into various swap contracts for natural gas based on the Colorado Interstate Gas (“CIG”) index during the first nine months of 2001 and 2002, recognizing a loss of $7.6 million and a gain of $21.2 million, respectively, related to these contracts.

At September 30, 2002, the Company was a party to swap contracts for oil based on NYMEX prices covering approximately 6,500 barrels of oil per day for the remainder of 2002 at fixed prices ranging from $22.00 to $29.63 per barrel and 5,750 barrels of oil per day for 2003 at fixed prices ranging from $22.31 to $27.02 per barrel. These swaps are summarized in the table below. The overall weighted average hedged price for the swap contracts is $23.97 per barrel for the remainder of 2002 and $24.26 per barrel for 2003. The unrecognized losses on these contracts totaled $6.9 million based on NYMEX futures prices at September 30, 2002.

At September 30, 2002, the Company was a party to swap contracts for natural gas based on CIG index prices covering approximately 75,000 MMBtu’s per day for the remainder of 2002 at fixed prices ranging from $1.90 to $4.43 per MMBtu. The overall weighted average hedged price for the swap contracts is $2.94 per MMBtu for the remainder 2002. The Company had entered into natural gas swap contracts for 2003, 2004 and 2005 as of September 30, 2002, which are summarized below. The unrecognized gains on these contracts totaled $27.6 million based on CIG futures prices at September 30, 2002.

At September 30, 2002, the Company was a party to the fixed price swaps summarized below:

	Oil Swaps (NYMEX)
Time Period	Daily Volume Bbl	$/Bbl	Unrealized Gain (Loss) ($/thousands)
10/01/02–12/31/02	6,500	23.97	(3,656)
01/01/03–03/31/03	6,000	24.74	(1,834)
04/01/03–06/30/03	6,000	24.38	(953)
07/01/03–09/30/03	5,500	24.14	(319)
10/01/03–12/31/03	5,500	23.75	(108)

	Natural Gas Swaps (CIG Index)
Time Period	Daily Volume MMBtu	$/MMBtu	Unrealized Gain (Loss) ($/thousands)
10/01/02–12/31/02	75,000	2.94	4,378
01/01/03–03/31/03	65,000	3.62	1,450
04/01/03–06/30/03	65,000	3.17	2,051
07/01/03–09/30/03	65,000	3.22	946
10/01/03–12/31/03	58,000	3.55	746
2004	30,000	3.85	8,223
2005	30,000	3.90	9,786

Interest Rate Risk

At September 30, 2002, the Company had $28.0 million outstanding under its bank credit facility at an average interest rate of 3.0% and $6.0 million (net to Patina) outstanding under the Elysium bank credit facility at an average interest rate of 3.8%. The Company may elect that all or a portion of the credit facility bear interest at a rate equal to: (i) the Eurodollar rate for one, two, three or six months plus a margin which fluctuates from 1.00% to 1.50% on the Patina facility and 1.50% to 2.00% on the Elysium facility or (ii) the prime rate plus a margin which fluctuates from 0.00% to 0.50% on the Patina facility and 0.25% to 0.75% on the Elysium facility. The weighted average interest rates under the Patina and Elysium facilities approximated 3.0% and 3.8%, respectively during the first nine months of 2002. Assuming no change in the amount outstanding at September 30, 2002, the annual impact on interest expense of a ten percent change in the average interest rate would be approximately $70,000, net of tax. As the interest rate is variable and is reflective of current market conditions, the carrying value approximates the fair value.

Risk Factors and Cautionary Statement for purposes of the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995

Certain information included in this report, other materials filed or to be filed by the Company with the Securities and Exchange Commission (“SEC”), as well as information included in oral statements or written statements made or to be made by the Company contain or incorporate by reference certain statements (other than statements of historical fact) that constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Statements that are not historical facts contained in this report are forward-looking statements that involve risks and uncertainties that could cause actual results to differ from projected results. Such statements address activities, events or developments that the Company expects, believes, projects, intends or anticipates will or may occur, including such matters as future capital, development and exploration expenditures (including the amount and nature thereof), drilling, deepening or refracing of wells, reserve estimates (including estimates of future net revenues associated with such reserves and the present value of such future net revenues), future production of oil and natural gas, business strategies, expansion and growth of the Company’s operations, cash flow and anticipated liquidity, grassroots prospects and development and property acquisition, obtaining financial or industry partners for prospect or program development, or marketing of oil and natural gas. Factors that could cause actual results to differ materially (“Cautionary Disclosures”) are described, among other places, in the Gathering, Processing and Marketing, Competition, and Regulation sections in the 2001 Form 10-K / A and under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Without limiting the Cautionary Disclosures so described, Cautionary Disclosures include, among others: general economic conditions, the market price of oil and natural gas, the risks associated with exploration, the Company’s ability to find, acquire, market, develop and produce new properties, operating hazards attendant to the oil and gas business, uncertainties in the estimation of proved reserves and in the projection of future rates of production and timing of development expenditures, the strength and financial resources of the Company’s competitors, the Company’s ability to find and retain skilled personnel, climatic conditions, labor relations, availability and cost of material and equipment, environmental risks, the results of financing efforts, and regulatory developments. All written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Disclosures. The Company disclaims any obligation to update or revise any forward-looking statement to reflect events or circumstances occurring hereafter or to reflect the occurrence of anticipated or unanticipated events.

ITEM 4.    CONTROLS AND PROCEDURES

Patina’s principal executive officer and principal financial officer have evaluated the effectiveness of Patina’s “disclosure controls and procedures,” as such term is defined in Rule 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934, as amended, within 90 days of the filing date of this Quarterly Report on Form 10-Q. Based upon their evaluation, the principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls, since the date the controls were evaluated.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

Information with respect to this item is incorporated by reference from Notes to Consolidated Financial Statements in Part I of this report.

Item 4.    Submission of Matters to a Vote of Security Holders

None.

Item 6.    Exhibits and Reports on Form 8-K

(a) Exhibits—None

(b) The Company filed a current report of Form 8-K/A on July 30, 2002 (amending Form 8-K filed on July 30, 2002) to announce that on July 29, 2002 its Board of Directors had approved the appointment of Deloitte & Touche LLP as new independent auditors for 2002 and to announce the Company’s intention to have the newly selected auditors fully re-audit financial statements covering the prior three years.

(c) The Company filed a current report on Form 8-K on August 14, 2002 to furnish the certifications of the Chief Executive Officer and the Chief Financial Officer which accompanied the Company’s second quarter Form 10-Q pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PATINA OIL & GAS CORPORATION

By:	/S/ DAVID J. KORNDER
David J. Kornder, Executive Vice President and Chief Financial Officer

November 1, 2002

CERTIFICATIONS

I, Thomas J. Edelman, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Patina Oil & Gas Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 1, 2002

By:	/s/ THOMAS J. EDELMAN
Thomas J. Edelman, Chief Executive Officer

I, David J. Kornder, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Patina Oil & Gas Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 1, 2002

By:	/s/ DAVID J. KORNDER
David J. Kornder, Executive Vice President and Chief Financial Officer