Form 10-Q
period 2003-03-31
PATINA OIL & GAS CORP
filed 2003-05-02
CIK 1006264

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

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

There were 27,337,117 shares of common stock outstanding on May 1, 2003, exclusive of 1,093,113 common shares held in treasury stock.

PART I. FINANCIAL INFORMATION

The financial statements included herein have been prepared in conformity with generally accepted accounting principles. The statements are unaudited but reflect all adjustments, which, in the opinion of management, are necessary to fairly present the Company’s financial position and results of operations. All such adjustments are of a normal recurring nature.

PATINA OIL & GAS CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands except share data)

	December 31, 2002	March 31, 2003
		(Unaudited)
ASSETS
Current assets
Cash and equivalents	$1,920	$1,705
Accounts receivable	33,555	50,124
Inventory and other	5,453	9,304
Deferred income taxes	—	8,803
Unrealized hedging gains	8,294	5,011

	49,222	74,947

Unrealized hedging gains	15,558	11,822

Oil and gas properties, successful efforts method	1,104,205	1,223,750
Accumulated depletion, depreciation and amortization	(466,947)	(486,482)

	637,258	737,268

Field equipment and other	12,194	13,611
Accumulated depreciation	(5,087)	(5,495)

	7,107	8,116

Other assets	9,945	6,918

	$719,090	$839,071

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$41,773	$54,548
Accrued liabilities	14,298	12,233
Unrealized hedging losses	13,001	28,176

	69,072	94,957

Senior debt	200,000	246,000
Deferred income taxes	96,569	104,751
Other noncurrent liabilities	15,012	37,675
Unrealized hedging losses	1,787	6,441
Deferred compensation liability	38,070	41,885

Commitments and contingencies

Stockholders’ equity
Preferred Stock, $.01 par, 5,000,000 shares authorized, none issued	—	—
Common Stock, $.01 par, 125,000,000 shares authorized, 28,129,786 and 28,379,160 shares issued	281	284
Less Common Stock Held in Treasury, at cost, 1,036,271 and 1,093,113 shares	(6,817)	(8,757)
Capital in excess of par value	175,608	180,876
Retained earnings	123,707	145,986
Accumulated other comprehensive income (loss)	5,801	(11,027)

	298,580	307,362

	$719,090	$839,071

The accompanying notes are an integral part of these financial statements.

PATINA OIL & GAS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands except per share data)

	Three Months Ended March 31,
	2002	2003
	(Unaudited)
Revenues
Oil and gas sales	$48,008	$89,530
Other	3,878	437

	51,886	89,967

Expenses
Lease operating	7,154	10,698
Production taxes	2,056	6,485
Exploration	164	1,133
General and administrative	2,593	4,446
Interest and other	634	2,165
Deferred compensation adjustment	4,317	1,058
Depletion, depreciation and amortization	14,795	21,087

	31,713	47,072

Pre-tax income	20,173	42,895

Provision for income taxes
Current	2,745	6,113
Deferred	4,351	10,187

	7,096	16,300

Net income before change in accounting principle	13,077	26,595
Cumulative effect of change in accounting principle, net of tax	—	(2,613)

Net income	$13,077	$23,982

Net income per share before change in accounting principle
Basic	$0.51	$0.98

Diluted	$0.48	$0.94

Net loss per share from cumulative effect of change in accounting principle
Basic	$—	$(0.10)

Diluted	$—	$(0.10)

Net income per share
Basic	$0.51	$0.88

Diluted	$0.48	$0.84

Weighted average shares outstanding
Basic	25,812	27,155

Diluted	27,098	28,421

The accompanying notes are an integral part of these financial statements.

PATINA OIL & GAS CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN

STOCKHOLDERS’ EQUITY AND ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

(In thousands)

(Unaudited)

	Preferred Stock Amount	Common Stock		Treasury Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
		Shares	Amount
Balance, December 31, 2001	$—	26,553	$266	$(5,866)	$146,300	$71,513	$37,361	$249,574

Repurchase of common	—	—	—	—	(9)	—	—	(9)
Issuance of common stock	—	1,577	15	—	23,001	—	—	23,016
Deferred compensation stock issued, net	—	—	—	(951)	2,820	—	—	1,869
Tax benefit from stock options	—	—	—	—	3,496	—	—	3,496
Dividends	—	—	—	—	—	(5,513)	—	(5,513)

Comprehensive income:
Net income	—	—	—	—	—	57,707	—	57,707
Contract settlements reclassed to income	—	—	—	—	—	—	(11,953)	(11,953)
Change in unrealized hedging gains	—	—	—	—	—	—	(19,607)	(19,607)

Total comprehensive income	—	—	—	—	—	57,707	(31,560)	26,147

Balance, December 31, 2002	—	28,130	281	(6,817)	175,608	123,707	5,801	298,580

Issuance of common stock	—	338	4	—	4,351	—	—	4,355
Repurchase of common	—	(89)	(1)	—	(2,663)	—	—	(2,664)
Deferred compensation stock issued, net	—	—	—	(1,940)	—	—	—	(1,940)
Tax benefit from stock options	—	—	—	—	3,580	—	—	3,580
Dividends	—	—	—	—	—	(1,703)	—	(1,703)

Comprehensive income:
Net income	—	—	—	—	—	23,982	—	23,982
Contract settlements reclassed to income	—	—	—	—	—	—	7,113	7,113
Change in unrealized hedging gains	—	—	—	—	—	—	(23,941)	(23,941)

Total comprehensive income	—	—	—	—	—	23,982	(16,828)	7,154

Balance, March 31, 2003	$—	28,379	$284	$(8,757)	$180,876	$145,986	$(11,027)	$307,362

The accompanying notes are an integral part of these financial statements.

PATINA OIL & GAS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2002	2003
Operating activities
Net income	$13,077	$23,982
Adjustments to reconcile net income to net cash provided by operations
Cumulative effect of change in accounting principle, net of tax	—	2,613
Exploration expense	164	1,133
Depletion, depreciation and amortization	14,795	21,087
Deferred income taxes	4,351	10,187
Tax benefit from stock options	2,414	3,580
Deferred compensation adjustment	4,317	1,058
Loss (gain) on deferred compensation asset	(59)	168
Reversal of hedging impairment, net	(2,283)	—
Other	101	134
Changes in working capital and other assets and liabilities
Decrease (increase) in
Accounts receivable	(472)	(12,429)
Inventory and other	(95)	(2,311)
Increase (decrease) in
Accounts payable	2,428	8,314
Accrued liabilities	(4,459)	(3,351)
Other assets and liabilities	(5,564)	(1,004)

Net cash provided by operations	28,715	53,161

Investing activities
Development and exploration	(18,668)	(34,313)
Acquisitions, net of cash acquired	—	(63,372)
Disposition of oil and gas properties	1,429	116
Other	(849)	(697)

Net cash used by investing	(18,088)	(98,266)

Financing activities
Increase (decrease) in indebtedness	(14,500)	46,000
Loan origination fees	—	(1,074)
Issuance of common stock	4,882	4,331
Repurchase of common stock	—	(2,664)
Common dividends	(1,084)	(1,703)

Net cash provided (used) by financing	(10,702)	44,890

Decrease in cash	(75)	(215)
Cash and equivalents, beginning of period	250	1,920

Cash and equivalents, end of period	$175	$1,705

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

In November 2000, Patina acquired various property interests out of bankruptcy. The assets were acquired through Elysium Energy, L.L.C. (“Elysium”), a New York limited liability company, in which Patina held a 50% interest. Patina invested $21.0 million. In January 2003, the Company purchased the remaining 50% interest in Elysium for $23.1 million, comprised of $16.0 million in cash and the assumption of $7.1 million in debt and other liabilities.

In November 2002, Patina acquired Le Norman Energy Corporation (“Le Norman”) for $62.0 million in cash and the issuance of 205,301 shares of common stock. Le Norman’s properties are located primarily in the Anadarko and Ardmore-Marietta Basins of Oklahoma and primarily produce oil. See Note (3).

In December 2002, Patina acquired Bravo Natural Resources, Inc. (“Bravo”) for $119.0 million in cash. Bravo’s properties are primarily located in Hemphill County, Texas and Custer and Caddo Counties of western Oklahoma, within the Anadarko Basin and primarily produce gas. See Note (3).

In March 2003, Patina acquired the remaining 70% interest in Le Norman Partners (“LNP”) for $39.7 million, comprised of $18.5 million of cash and the assumption of $21.2 million of debt and other liabilities. LNP’s properties are located in Stephens, Garvin, and Carter Counties of southern Oklahoma and primarily produce oil.

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Prior to the purchase of the remaining 50% interest in Elysium in January 2003, Patina’s 50% interest in Elysium’s assets, liabilities, revenues and expenses were included in the accounts of the Company on a proportionate consolidation basis. All significant intercompany balances and transactions have been eliminated in consolidation.

The Company’s operations currently consist of the acquisition, development, exploitation and production of oil and gas properties. Historically, Patina’s properties were primarily located in the Wattenberg Field of Colorado’s D-J Basin. Over the past two years, the Company accumulated acreage positions in three Rocky Mountain basins and a small producing field in West Texas in efforts to expand and diversify through grassroots projects (“Grassroots Projects”). Through Elysium, Le Norman, LNP and Bravo and the Grassroots Projects, the Company now has oil and gas properties in central Kansas, the Illinois Basin, Utah, Wyoming, Texas, and Oklahoma. At December 31, 2002, Wattenberg accounted for approximately 69%, Mid Continent for 25%, Elysium for 5% and the Grassroots Projects for 1% of the PV10 value of proven reserves which totaled $1.5 billion.

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

The Company follows the provisions of Statement of Financial Accounting Standards No. 144 (“SFAS No. 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets,” which requires the Company to assess the need for an impairment of capitalized costs of oil and gas properties on a field-by-field basis. When the net book value of properties exceeds their undiscounted future cash flows, the cost of the property is written down to “fair value,” which is determined using discounted future cash flows on a field-by field basis. While no impairments have been necessary since 1997, changes in oil and gas prices, underlying assumptions or amortization units could result in impairments in the future.

Asset Retirement Costs and Obligations

The Company adopted the provision of Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations,” (“SFAS No. 143”) on January 1, 2003. This statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The asset retirement liability is allocated to operating expense by using a systematic and rational method.

Upon adoption of the statement, the Company recorded an asset retirement obligation of approximately $21.4 million to reflect the Company’s legal obligations related to the future plugging and abandonment of the Company’s wells. In addition, the Company recorded an addition to oil and gas properties of approximately $17.2 million for the related asset retirement costs, and recorded a one-time, non-cash charge of approximately $2.6 million (net of $1.6 million of deferred taxes) for the cumulative effect of change in accounting principle. At March 31, 2003 an asset retirement obligation of $24.3 million is recorded in Other noncurrent liabilities and includes $1.9 million that has historically been provided for estimated future abandonment costs on certain Elysium properties and $726,000 for estimated future abandonment costs on the LNP properties acquired in March 2003. This statement would not have had a material impact on the first quarter of 2002 assuming adoption on a pro forma basis.

Field Equipment and Other

Depreciation of field equipment and other is provided using the straight-line method generally ranging from three to ten years.

Other Assets

At December 31, 2002, the balance represented $5.3 million in assets held in a rabbi trust for the benefit of participants under the Company’s deferred compensation plan and $4.6 million representing the value assigned under purchase accounting for the Company’s 30% interest in Le Norman Partners which the Company acquired in conjunction with the Le Norman acquisition. At March 31, 2003, the balance represented $5.9 million in assets held in a rabbi trust for the benefit of participants under the Company’s deferred compensation plan and $939,000 in unamortized loan origination costs. See Notes (3) and (7).

Gas Imbalances

The Company uses the sales method to account for gas imbalances. Under this method, revenue is recognized based on the cash received rather than the Company’s proportionate share of gas produced. Gas imbalances at December 31, 2002 and March 31, 2003 were insignificant.

Accumulated Other Comprehensive Income (Loss)

The Company follows the provisions of SFAS No. 130, “Reporting Comprehensive Income,” which establishes standards for reporting comprehensive income. In addition to net income, comprehensive income includes all changes in equity during a period, except those resulting from investments and distributions to the owners of the Company. The Company had no such changes prior to 2001. The components of accumulated other comprehensive income (loss) and related tax effects for the three months ended March 31, 2003 were as follows (in thousands):

	Gross	Tax Effect	Net of Tax
Accumulated other comprehensive income—12/31/02	$9,064	$(3,263)	$5,801
Change in fair value of hedges	(38,323)	14,382	(23,941)
Contract settlements during the quarter	11,474	(4,361)	7,113

Accumulated other comprehensive loss—03/31/03	$(17,785)	$6,758	$(11,027)

Comprehensive income (loss) for the three months ended March 31, 2002 and 2003 totaled ($12.1) million and $7.2 million, respectively.

Financial Instruments

The book value and estimated fair value of cash and equivalents was $1.9 million and $1.7 million at December 31, 2002 and March 31, 2003, respectively. The book value and estimated fair value of the bank debt was $200.0 million and $246.0 million at December 31, 2002 and March 31, 2003, respectively. The book value of these assets and liabilities approximates fair value due to their short maturity or floating rate structure of these instruments.

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

The Company entered into various swap contracts for oil based on NYMEX prices for the first quarters of 2002 and 2003, recognizing a gain of $1.6 million and a loss of $8.0 million, respectively, related to these contracts. The Company entered into various swap contracts for natural gas based on the Colorado Interstate Gas (“CIG”) index during the first quarters of 2002 and 2003, recognizing a gain of $7.4 million and a loss of $1.8 million, respectively, related to these contracts. The Company also entered into various swap contracts for natural gas based on the ANR Pipeline Oklahoma (“ANR”) index during the first quarter of 2003, recognizing a loss of $2.4 million related to these contracts.

At March 31, 2003, the Company was a party to swap contracts for oil based on NYMEX prices covering approximately 12,170 barrels of oil per day for the remainder of 2003 at fixed prices ranging from $22.31 to $32.12 per barrel. These swaps are summarized in the table below. The overall weighted average hedged price for the swap contracts is $25.05 per barrel for the remainder of 2003. The Company also entered into swap contracts for oil for 2004 and 2005 as of March 31, 2003, which are summarized in the table below. The net unrealized losses on these contracts totaled $9.8 million based on NYMEX futures prices at March 31, 2003.

At March 31, 2003, the Company was a party to swap contracts for natural gas based on CIG and ANR index prices covering approximately 89,000 MMBtu’s and 16,000 MMBtu’s per day, respectively, for the remainder of 2003 at fixed prices ranging from $2.53 to $4.47 per MMBtu based on CIG and from $3.74 to $4.91 per MMBtu based on ANR. The overall weighted average hedged price for the swap contracts is $3.45 per MMBtu for the remainder of 2003. The Company also entered into natural gas swap contracts for 2004 and 2005 as of March 31, 2003, which are summarized in the table below. The net unrealized losses on these contracts totaled $8.0 million based on CIG and ANR futures prices at March 31, 2003.

At March 31, 2003, the Company was a party to the fixed price swaps summarized below:

	Oil Swaps (NYMEX)
Time Period	Daily Volume Bbl	$/Bbl	Unrealized Gain (Loss) ($/thousands)
04/01/03 - 06/30/03	11,700	25.38	$(3,903)
07/01/03 - 09/30/03	12,300	25.16	(2,250)
10/01/03 - 12/31/03	12,500	24.64	(1,883)

01/01/04 - 03/31/04	12,000	25.19	(308)
04/01/04 - 06/30/04	11,500	24.42	(506)
07/01/04 - 09/30/04	10,700	24.06	(462)
10/01/04 - 12/31/04	9,700	23.71	(433)

2005	3,000	23.89	(55)

	Natural Gas Swaps (CIG Index)			Natural Gas Swaps (ANR Index)
Time Period	Daily Volume MMBtu	$/MMBtu	Unrealized Gain (Loss) ($/thousands)	Daily Volume MMBtu	$/MMBtu	Unrealized Gain (Loss) ($/thousands)
04/01/03 - 06/30/03	90,000	3.16	$(2,195)	16,000	4.04	$(1,165)
07/01/03 - 09/30/03	90,000	3.26	(3,541)	16,000	4.00	(1,412)
10/01/03 - 12/31/03	86,700	3.60	(3,780)	16,000	4.11	(1,365)

01/01/04 - 03/31/04	90,000	4.22	(590)	15,000	4.48	(772)
04/01/04 - 06/30/04	60,000	3.53	1,539	11,000	3.76	(513)
07/01/04 - 09/30/04	60,000	3.47	1,910	11,000	3.74	(468)
10/01/04 - 12/31/04	50,000	3.78	981	9,000	3.87	(432)

2005	40,000	3.70	3,820	—	—	—

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

During the first quarter of 2003, net hedging losses of $11.5 million ($7.1 million after tax) were reclassified from Accumulated other comprehensive income to earnings and the changes in the fair value of outstanding derivative net liabilities decreased by $38.3 million ($23.9 million after tax). As the underlying prices in the Company’s hedge contracts were consistent with the indices used to sell their oil and gas, no ineffectiveness was recognized related to its hedge contracts in the first quarter of 2003.

As of March 31, 2003, the Company had net unrealized hedging losses of $17.8 million ($11.0 million after tax), comprised of $5.0 million of current assets, $11.8 million of non-current assets, $28.2 million of current liabilities and $6.4 million of non-current liabilities. Based on estimated futures prices as of March 31, 2003, the Company would reclassify as a decrease to earnings during the next twelve months $23.2 million ($14.4 million after tax) of net unrealized hedging losses from Accumulated other comprehensive loss.

Stock Options and Deferred Compensation Plans

The Company accounts for its stock-based compensation plans under the principles prescribed by the Accounting Principles Board’s Opinion No. 25 (“APB No. 25”), “Accounting for Stock Issued to Employees.” Stock options awarded under the Employee Plan and the non-employee Directors’ Plan do not result in recognition of compensation expense. See Note (7). The Company accounts for assets held in a rabbi trust for participants under the Company’s deferred compensation plan in accordance with EITF 97-14. See Note (7).

Per Share Data

In June 2002, the Company declared a 5-for-4 stock split which was affected in the form of a 25% stock dividend to common stockholders. All share and per share amounts for all periods have been restated to reflect the 5-for-4 stock split.

The Company uses weighted average shares outstanding in calculating earnings per share. When dilutive, options and common stock issuable upon conversion of convertible preferred securities are included as share equivalents using the treasury stock method and included in the calculation of diluted earnings per share. See Note (6).

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

Other

All liquid investments with a maturity of three months or less are considered to be cash equivalents. Certain amounts in prior period consolidated financial statements have been reclassified to conform with the current classifications. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries and prior to the purchase of the remaining 50% interest in Elysium in January 2003, 50% of the accounts of Elysium. All significant intercompany balances and transactions have been eliminated in consolidation.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In the opinion of management, those adjustments to the financial statements (all of which are of a normal and recurring nature) necessary to present fairly the Company’s financial position and results of operations have been made. These interim financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

Recent Accounting Pronouncements

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated With Exit or Disposal Activities,” which provides guidance for financial accounting and reporting of costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” This statement requires the recognition of a liability for a cost associated with an exit or disposal activity when the liability is incurred, as opposed to when the entity commits to an exit plan under EITF No. 94-3. The statement was effective for the Company in 2003. The adoption of SFAS No. 146 did not have a material effect on the Company’s financial position or results of operations.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of SFAS No. 123.” SFAS No. 148 amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on the reported results. SFAS No. 148 was effective for the Company’s year ended December 31, 2002. The Company’s adoption of this pronouncement did not have an impact on financial condition or results of operations.

(3) ACQUISITIONS

On November 5, 2002, Patina acquired the stock of Le Norman Energy Corporation (“Le Norman” or the “Le Norman Acquisition”) for $62.0 million in cash and the issuance of 205,301 shares of common stock. Le Norman’s properties are located primarily in the Anadarko and Ardmore-Marietta Basins of Oklahoma. The Le Norman properties primarily produce oil.

On December 6, 2002, Patina acquired the stock of Bravo Natural Resources, Inc. (“Bravo” or the “Bravo Acquisition”), for $119.0 million in cash. Bravo’s properties are primarily located in Hemphill County, Texas and Custer and Caddo Counties of western Oklahoma, within the Anadarko Basin. The Bravo properties primarily produce gas.

As these acquisitions were recorded using the purchase method of accounting, the results of operations from the acquisitions are included in the results of the Company from the respective acquisition dates. The table below summarizes the preliminary allocation of the purchase price of each transaction based upon the acquisition date fair values of the assets acquired and the liabilities assumed (in thousands):

	Le Norman	Bravo
Purchase Price:
Cash paid	$62,023	$118,974
Stock issued	5,779	—

Total	$67,802	$118,974

Allocation of Purchase Price:
Working capital	$215	$(1,784)
Oil and gas properties	66,805	159,913
Other non-current assets	5,271	2,622
Deferred income taxes	(4,489)	(40,653)
Other non-current liabilities	—	(1,124)

Total	$67,802	$118,974

The following table reflects the unaudited pro forma results of operations for the three months ended March 31, 2002 as though the acquisitions had occurred on January 1, 2002 (in thousands, except per share amounts):

Three months ended March 31, 2002	Historical Patina	Pro Forma		Pro Forma Consolidated
		Le Norman	Bravo
Revenues	$51,886	$2,432	4,176	$58,494
Net income	13,077	(1,089)	97	12,085
Net income per share—basic	0.51			0.46
Net income per share—diluted	0.48			0.44

The pro forma amounts above are presented for information purposes only and are not necessarily indicative of the results which would have occurred had the acquisitions been consummated on January 1, 2002, nor are the pro forma amounts necessarily indicative of future results.

(4) OIL AND GAS PROPERTIES

The cost of oil and gas properties at December 31, 2002 and March 31, 2003 included $10.3 million and $9.8 million, respectively, in net unevaluated leasehold and property costs to which proved reserves have not been assigned. These amounts have been excluded from amortization during the respective period. The following table sets forth costs incurred related to oil and gas properties:

	Year Ended December 31, 2002	Three Months Ended March 31, 2003
	(In thousands)
Development	$97,428	$33,180
Acquisition—evaluated	182,008	62,842
Acquisition—unevaluated	500	530
Exploration and other	2,171	1,133

	$282,107	$97,685

Disposition	$(2,303)	$(116)

Depletion rate (per Mcfe)	$0.93	$0.93

In conjunction with the Le Norman and Bravo acquisitions, the Company recorded additions to oil and gas properties of $4.5 million and $40.7 million, respectively, as a result of the deferred tax liability for the difference between the tax basis of the properties acquired and the book basis attributed to the properties under the purchase method of accounting. See Note (3).

During the first quarter of 2003, the Company recorded an addition to oil and gas properties of approximately $17.2 million for the asset retirement costs related to the adoption of SFAS No. 143.

(5) INDEBTEDNESS

The following indebtedness was outstanding on the respective dates:

	December 31, 2002	March 31, 2003
	(In thousands)
Bank facility—Patina	$193,000	$246,000
Bank facility—Elysium, net	7,000	—
Less current portion	—	—

Bank debt, net	$200,000	$246,000

In January 2003, the Company entered into an Amended Bank Credit Agreement (the “Credit Agreement”). The Credit Agreement is a revolving credit facility in an aggregate amount up to $500.0 million. The amount available under the facility is adjusted semi-annually, each May 1 and November 1, and equaled $300.0 million at March 31, 2003. Patina had $54.0 million available under the Credit Agreement at March 31, 2003.

The Company may elect that all or a portion of the credit facility bear interest at a rate equal to: (i) the Eurodollar rate for one, two, three or six months plus a margin which fluctuates from 1.25% to 1.90%, or (ii) the prime rate plus a margin which fluctuates from 0.00% to 0.65%. The margins are determined by a debt to EBITDA ratio, as defined. The weighted average interest rate under the facility was 2.7% during the first quarter of 2003 and 2.7% at March 31, 2003.

The Credit Agreement contains financial covenants, including but not limited to a maximum total debt to EBITDA ratio, as defined, and a minimum current ratio. It also contains negative covenants, including but not limited to restrictions on indebtedness; certain liens; guaranties, speculative derivatives and other similar obligations; asset dispositions; dividends, loans and advances; creation of subsidiaries; investments; leases; acquisitions; mergers; changes in fiscal year; transactions with affiliates; changes in business conducted; sale and leaseback and operating lease transactions; sale of receivables; prepayment of other indebtedness; amendments to principal documents; negative pledge causes; issuance of securities; and non-speculative commodity hedging. At December 31, 2002 and March 31, 2003, the Company was in compliance with the covenants. Borrowings under the Credit Agreement mature in January 2007, but may be prepaid at anytime. The Company had a restricted payment basket under the Credit Agreement of $40.4 million as of March 31, 2003, which may be used to repurchase equity securities, pay dividends or make other restricted payments.

In May 2001, Elysium entered into a bank credit agreement. In January 2003, the Elysium facility was terminated in conjunction with the closing of the acquisition by the Company of the remaining 50% interest in Elysium.

Scheduled maturities of indebtedness for the next five years are zero in 2003, 2004, 2005, 2006 and $246.0 million in 2007. Management intends to extend the maturity of its credit facility on a regular basis; however, there can be no assurance it will be able to do so. Cash payments for interest totaled $507,000 and $1.1 million during the first quarters of 2002 and 2003, respectively.

(6) STOCKHOLDERS’ EQUITY

A total of 125.0 million common shares, $0.01 par value, are authorized of which 28.4 million were issued at March 31, 2003. The common stock is listed on the New York Stock Exchange. Prior to December 1997, no dividends had been paid on common stock. In June 2002, a 5-for-4 stock split was affected in the form of a 25% stock dividend to common stockholders. All share and per share amounts for all periods have been restated to reflect the 5-for-4 stock split. Adjusted for the stock dividend, a quarterly cash dividend of $0.008 per common share was initiated in December 1997, increased to $0.016 per share in the fourth quarter of 1999, to $0.032 per share in the fourth quarter of 2000, to $0.04 per share in the fourth quarter of 2001, to $0.05 per share in the second quarter of 2002, and to $0.06 per share in the fourth quarter of 2002. The Company has a stockholders’ rights plan designed to ensure that stockholders receive full value for their shares in the event of certain takeover attempts. The following is a schedule of the changes in the Company’s shares of common stock since January 1, 2002:

	Year Ended December 31, 2002	Three Months Ended March 31, 2003
Beginning shares	26,552,400	28,129,800

Exercise of stock options	1,010,000	280,500
Issued under Stock Purchase Plan	223,000	—
Issued in lieu of salaries and bonuses	98,400	56,800
Issued for directors fees	2,300	700
Issued for Le Norman acquisition	205,300	—
Issued to deferred comp plan (salary match)	14,400	—
Contributed to 401(k) plan	24,200	—

Total shares issued	1,577,600	338,000

Repurchases	(200)	(88,700)

Ending shares	28,129,800	28,379,100

Treasury shares held in rabbi trust (Note 7)	(1,036,300)	(1,093,100)

Adjusted shares outstanding	27,093,500	27,286,000

During the first quarter of 2003, 88,700 shares of common stock were repurchased and retired for $2.7 million.

A total of 5,000,000 preferred shares, $0.01 par value, are authorized with no shares issued or outstanding at December 31, 2002 and March 31, 2003.

The Company follows SFAS No. 128, “Earnings per Share.” The following table specifies the calculation of basic and diluted earnings per share (in thousands except per share amounts):

	Three Months Ended March 31,
	2002			2003
	Net Income	Common Shares	Per Share	Net Income	Common Shares	Per Share
Basic net income attributable to common stock	$13,077	25,812	$0.51	$23,982	27,155	$0.88

Effect of dilutive securities:
Stock options	—	1,286		—	1,266

Diluted net income attributable to common stock	$13,077	27,098	$0.48	$23,982	28,421	$0.84

At March 31, 2003, 842,000 out-of-the-money options were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive.

(7) EMPLOYEE BENEFIT PLANS

401(k) Plan

The Company maintains a 401(k) profit sharing and savings plan (the “401(k) Plan”). Eligible employees may make voluntary contributions to the 401(k) Plan. The Company may, at its discretion, make additional matching or profit sharing contributions to the 401(k) Plan. The Company made profit sharing contributions of $647,000 and $801,000 for 2001 and 2002, respectively. The contributions were made in common stock. A total of 30,300 and 24,200 common shares were contributed in 2001 and 2002, respectively.

Stock Purchase Plan

The Company maintains a shareholder approved stock purchase plan (“Stock Purchase Plan”). Pursuant to the Stock Purchase Plan, officers, directors and certain managers are granted options to purchase shares of common stock at prices ranging from 50% to 85% of the closing price of the stock on the trading day prior to the date of purchase (“Market Price”). To date, all purchase prices have been set at 75% of Market Price. In addition, employee participants may be granted the right to purchase shares pursuant to the Stock Purchase Plan with all or a part of their salary and bonus. A total of 625,000 shares of common stock are reserved for possible purchase under the Stock Purchase Plan. In May 1999, an amendment to the Stock Purchase Plan was approved by the stockholders allowing for the annual renewal of the 625,000 shares of common stock reserved for possible purchase under the Stock Purchase Plan. Plan years run from the date of the Annual Meeting through the next Annual Meeting. In 2002, the Board of Directors approved 177,000 common shares (exclusive of shares available for purchase with participants’ salaries and bonuses) for possible purchase by participants during the plan year. As of December 31, 2002, participants had purchased 223,000 shares of common stock at an average price of $29.81 per share ($22.36 net price per share), resulting in cash proceeds to the Company of $5.0 million. There were no purchases under the Plan in the first quarter of 2003. The Company recorded non-cash general and administrative expenses of $1.7 million associated with these purchases for 2002. Participants had no shares available for purchase under the Plan at March 31, 2003 as the Plan was temporarily suspended as of December 31, 2002.

Deferred Compensation Plan

The Company maintains a shareholder approved deferred compensation plan (“Deferred Compensation Plan”). This plan is available to officers and certain managers of the Company. The plan allows participants to defer all or a portion of their salary and annual bonuses (either in cash or Company stock). The Company can make discretionary matching contributions of the participant’s salary deferral and those assets are invested in instruments as directed by the participant. The Deferred Compensation Plan does not have dollar limits on tax-deferred contributions. The assets of the Deferred Compensation Plan are held in a rabbi trust (“Trust”) and, therefore, are available to satisfy the claims of the Company’s creditors in the event of bankruptcy or insolvency of the Company. Participants have the ability to direct the Plan Administrator to invest their salary and bonus deferrals into pre-approved mutual funds held by the Trust. In addition, participants have the right to request that the Plan Administrator re-allocate the portfolio of investments (i.e., cash, mutual funds, Company stock) in the participants’ individual account within the Trust, however, the Plan Administrator is not required to honor any such request. Company matching contributions are in the form of either cash or Company stock and vest ratably over a three-year period. Participants may elect to receive their payments in either cash or the Company’s common stock. At March 31, 2003, the balance of the assets in the Trust totaled $41.9 million, including 1,093,113 shares of common stock of the Company valued at $36.0 million. The Company accounts for the Deferred Compensation Plan in accordance with Emerging Issues Task Force (“EITF”) Abstract 97-14, “Accounting for Deferred Compensation Arrangements Where Amounts Earned are Held in a Rabbi Trust and Invested”.

Assets of the Trust, other than common stock of the Company, are invested in 11 mutual funds that cover the investment spectrum from equities to money market instruments. These mutual funds are publicly quoted and reported at market value. The Company accounts for these investments in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” The Trust also holds common shares of the Company. The Company’s common stock that is held by the Trust has been classified as treasury stock in the stockholders’ equity section of the accompanying balance sheets. The market value of the assets held by the Trust, exclusive of the market value of the shares of the Company’s common stock that are reflected as treasury stock, at December 31, 2002 and March 31, 2003 was $5.3 million and $5.9 million, respectively, and is classified as Other Assets in the accompanying balance sheets. The amounts payable to the plan participants at December 31, 2002 and March 31, 2003, including the market value of the shares of the Company’s common stock that are reflected as treasury stock, was $38.1 million and $41.9 million, respectively, and is classified as Deferred Compensation Liability in the accompanying balance sheets.

In accordance with EITF 97-14, all market fluctuations in value of the Trust assets have been reflected in the respective income statements. Increases or decreases in the value of the plan assets, exclusive of the shares of common stock of the Company, have been included as Other income in the respective income statements. Increases or decreases in the market value of the deferred compensation liability, including the shares of common stock of the Company held by the Trust, while recorded as treasury stock, are included as Deferred compensation adjustments in the respective income statement. In response to the changes in total market value of the Trust, the Company recorded deferred compensation adjustments of $4.3 million and $1.1 million in the first quarters of 2002 and 2003, respectively.

Stock Option Plans

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

Year	Options Granted	Range of Exercise Prices	Weighted Average Exercise Price
2001	792,000	$18.09 - $26.42	$18.33
2002	922,000	$20.62 - $31.66	$21.02
2003	842,000	$33.97	$33.97

The Company also maintains a shareholder approved stock grant and option plan for non-employee Directors (the “Directors’ Plan”). The Directors’ Plan provides for each non-employee Director to receive an annual retainer of $20,000, an attendance fee of $5,000 for each meeting of the Board of Directors, and a $1,000 fee for attendance of each meeting of a committee of the Board of Directors. The total quarterly director fee, including retainer, attendance and committees fees is payable quarterly with common shares having a market value equal to one-half of their quarterly fee and the remainder in cash. A total of 2,300 shares were issued in 2002 and 700 in the first quarter of 2003. It also provides for 6,250 options to be granted to each non-employee Director upon appointment and upon annual re-election, thereafter. The options vest over a three-year period (30%, 60%, 100%) and expire five years from the date of grant. The following is a summary of stock options granted under the Directors’ Plan:

Year	Options Granted	Range of Exercise Prices	Weighted Average Exercise Price
2001	31,000	$19.67 - $26.28	$24.96
2002	31,000	$28.25 - $32.00	$29.00

The Company applies APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations in accounting for the plans. As all stock options have been issued at the market price on the date of grant, no compensation cost has been recognized for these stock option plans. Had compensation cost for the Company’s stock option plans been determined consistent with SFAS No. 123, “Accounting for Stock-Based Compensation,” the Company’s net income (in thousands) and earnings per share would have been reduced to the pro forma amounts indicated below for the three months ended, March 31, 2002 and 2003, respectively:

		2002	2003
Net income	As Reported	$13,077	$23,982
	Pro forma	12,455	23,183

Basic net income per common share	As Reported	$0.51	$0.88
	Pro forma	0.48	0.85

Diluted net income per common share	As Reported	$0.48	$0.84
	Pro forma	0.46	0.82

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants for the first quarters of 2002 and 2003: dividend yield of 1% and 1%; expected volatility of 46% and 45%; risk-free interest rate of 4.2% and 2.7%; and expected life of 3.8 years and 3.7 years, respectively.

(8) INCOME TAXES

A reconciliation of the federal statutory rate to the Company’s effective rate as it applies to the tax provision for the three months ended March 31, 2002 and 2003 follows:

	2002	2003
Federal statutory rate	35%	35%
State income tax rate, net of federal benefit	3%	3%
Section 29 tax credits and other	(3)%	—

Effective income tax rate	35%	38%

Current income tax expense in the three months ended March 31, 2002 and 2003 totaled $2.7 million and $6.1 million, respectively. The Company expects to utilize approximately $13.6 million of net operating loss carryforwards to reduce its 2002 tax liability.

For tax purposes, the Company had net operating loss carryforwards of approximately $72.6 million at December 31, 2002 and March 31, 2003. Utilization of these losses will be limited to a maximum of approximately $9.8 million per year as a result of the Le Norman, Bravo and earlier acquisitions. These carryforwards expire from 2005 through 2021. The Company has provided a valuation allowance of $3.6 million against the loss carryforwards that could expire unutilized. At December 31, 2002 and March 31, 2003, the Company had AMT credit carryforwards of approximately $14.2 million that are available indefinitely. The Company paid zero and $1.7 million in federal and state income taxes during the three months ended March 31, 2002 and 2003, respectively.

(9) MAJOR CUSTOMERS

During the three months ended, March 31, 2002 and 2003, Duke Energy Field Services, Inc. accounted for 28% and 22%, BP Amoco Production Company accounted for 8% and 12%, Conoco accounted for 6% and 11%, E-Prime accounted for 12% and 6%, of revenues, respectively. Accounts receivable amounts from these customers at December 31, 2002 totaled $15.2 million. Management believes that the loss of any individual purchaser would not have a long-term material adverse impact on the financial position or results of operations of the Company.

(10) RELATED PARTY TRANSACTIONS

Patina provided certain administrative services to Elysium under an operating agreement. The Company was paid $729,000 for these services in the first quarter of 2002. As the Company purchased the remaining 50% interest in Elysium in January 2003, there were no indirect monthly reimbursements during the three months ended March 31, 2003.

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

Critical Accounting Policies and Estimates

The Company’s discussion and analysis of its financial condition and results of operations are based upon consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. The Company bases its estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements. The Company recognizes revenues from the sale of oil and gas in the period delivered. We provide an allowance for doubtful accounts for specific receivables we judge unlikely to be collected. The Company utilizes the successful efforts method of accounting for its oil and gas properties. Leasehold costs are capitalized when incurred. Unproved properties are assessed periodically within specific geographic areas and impairments in value are charged to expense. Exploratory expenses, including geological and geophysical expenses and delay rentals, are charged to expense as incurred. Exploratory drilling costs are capitalized, but charged to expense if the well is determined to be unsuccessful. Costs of productive wells, unsuccessful developmental wells and productive leases are capitalized and amortized on a unit-of-production basis through depletion, depreciation and amortization expense over the life of the associated oil and gas reserves. Oil and gas property costs are periodically evaluated for possible impairment. Impairments are recorded when management believes that a property’s net book value is not recoverable based on current estimates of expected future cash flows. Depletion, depreciation and amortization of oil and gas properties and the periodic assessments for impairment are based on underlying oil and gas reserve estimates and future cash flows using then current oil and gas prices combined with operating and capital development costs. There are numerous uncertainties inherent in estimating quantities of proved oil and gas reserves and in projecting future rates of production and timing of development expenditures. The Company regularly enters into commodity derivative contracts and fixed-price physical contracts to manage its exposure to oil and gas price volatility. The contracts, which are generally placed with major financial institutions or with counter parties which management believes to be of high credit quality, may take the form of futures contracts, swaps or options. The oil and gas reference prices of these contracts are based upon oil and natural gas futures, which have a high degree of historical correlation with actual prices received by the Company. Currently, all of the Company’s oil and gas swap contracts are designated as cash flow hedges.

Factors Affecting Financial Condition and Liquidity

Liquidity and Capital Resources

During the three months ended March 31, 2003, the Company spent $33.2 million on the further development of properties and $63.4 million on acquisitions. The acquisition expenditures included $23.1 million and $39.7 million on the Elysium and the Le Norman Partners acquisitions, respectively. The development expenditures included $23.4 million in Wattenberg for the drilling or deepening of 15 J-Sand wells, 132 Codell refracs, three recompletions and the drilling of five Codell wells, $7.9 million on the further development of the Mid Continent (Le Norman and Bravo properties) and $2.3 million on the Elysium properties. These acquisitions and projects, and the continued success in production enhancement allowed production to increase 36% over the prior year quarter. The Company anticipates incurring approximately $150.0 million on the further development of its properties during 2003. The decision to increase or decrease development activity is heavily dependent on the prices being received for production.

At March 31, 2003, the Company had $839.1 million of assets. Total capitalization was $553.4 million, of which 56% was represented by stockholders’ equity and 44% by bank debt. During the first quarter of 2003, net cash provided by operations totaled $53.2 million, as compared to $28.7 million in 2002 ($63.9 million and $36.9 million prior to changes in working capital, respectively). At March 31, 2003, there were no significant commitments for capital expenditures. Based upon a $150.0 million capital budget for 2003, the Company expects production to continue to increase in the coming year. The level of these and other future expenditures is largely discretionary, and the amount of funds devoted to any particular activity may increase or decrease significantly, depending on available opportunities and market conditions. The Company plans to finance its ongoing development, acquisition and exploration expenditures and additional equity repurchases using internal cash flow, proceeds from asset sales and bank borrowings. In addition, joint ventures or future public and private offerings of debt or equity securities may be utilized.

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

The following summarizes the Company’s contractual obligations at March 31, 2003 and the effect such obligations are expected to have on its liquidity and cash flow in future periods (in thousands):

	Less than One Year	1 – 3 Years	After 3 Years	Total
Long term debt	$—	$—	$246,000	$246,000
Non-cancelable operating leases	1,172	2,403	1,225	4,800

Total contractual cash obligations	$1,172	$2,403	$247,225	$250,800

Banking

The following summarizes the Company’s borrowings and availability under Patina’s revolving credit facility (in thousands):

	March 31, 2003
	Borrowing Base	Outstanding	Available
Revolving Credit Facility	$300,000	$246,000	$54,000

In January 2003, the Company entered into an Amended Bank Credit Agreement (the “Credit Agreement”). The Credit Agreement is a revolving credit facility in an aggregate amount up to $500.0 million. The amount available under the facility is adjusted semi-annually, each May 1 and November 1, and equaled $300.0 million at March 31, 2003. Patina had $54.0 million available under the Credit Agreement at March 31, 2003.

The Company may elect that all or a portion of the credit facility bear interest at a rate equal to: (i) the Eurodollar rate for one, two, three or six months plus a margin which fluctuates from 1.25% to 1.90%, or (ii) the prime rate plus a margin which fluctuates from 0.00% to 0.65%. The margins are determined by a debt to EBITDA ratio, as defined. The weighted average interest rate under the facility was 2.7% during the first quarter of 2003 and 2.7% at March 31, 2003.

The Credit Agreement contains financial covenants, including but not limited to a maximum total debt to EBITDA ratio, as defined, and a minimum current ratio. It also contains negative covenants, including but not limited to restrictions on indebtedness; certain liens; guaranties, speculative derivatives and other similar obligations; asset dispositions; dividends, loans and advances; creation of subsidiaries; investments; leases; acquisitions; mergers; changes in fiscal year; transactions with affiliates; changes in business conducted; sale and leaseback and operating lease transactions; sale of receivables; prepayment of other indebtedness; amendments to principal documents; negative pledge causes; issuance of securities; and non-speculative commodity hedging. At December 31, 2002 and March 31, 2003, the Company was in compliance with the covenants. Borrowings under the Credit Agreement mature in January 2007, but may be prepaid at anytime. The Company had a restricted payment basket under the Credit Agreement of $40.4 million as of March 31, 2003, which may be used to repurchase equity securities, pay dividends or make other restricted payments.

In May 2001, Elysium entered into a bank credit agreement. In January 2003, the Elysium facility was terminated in conjunction with the closing of the acquisition by the Company of the remaining 50% interest in Elysium.

Cash Flow

The Company’s principal sources of cash are operating cash flow and bank borrowings. The Company’s cash flow is highly dependent on oil and gas prices. Pricing volatility will be somewhat reduced as the Company has entered into hedging agreements for 2003, 2004 and 2005. The $33.2 million of development expenditures for the first quarter of 2003 was funded entirely with internal cash flow. The 2003 development capital budget of $150.0 million, comprised primarily of $90.9 million of development expenditures in Wattenberg, $42.6 million in the Mid Continent region, and $8.7 million on the Elysium properties, is expected to increase production by approximately 30%. The budgeted capital and production growth estimates include capital for the Elysium properties acquired in January 2003 and the LNP properties acquired in March 2003. The purchase price for the Elysium acquisition was $23.1 million and the purchase price for the LNP properties was $39.7 million. The Company expects the development program to be funded with internal cash flow. As such, exclusive of any other acquisitions or significant equity repurchases, management expects to reduce long-term debt in 2003.

Net cash provided by operating activities in the three months ended March 31, 2002 and 2003 was $28.7 million and $53.2 million, respectively. Cash flow from operations increased in 2003 due to the 36% and 37% increases in oil and gas production and prices, respectively. Lease operating expenses, general and administrative expenses and interest expense all increased as a result of the acquisitions made in the fourth quarter of 2002 (Le Norman and Bravo) and the first quarter of 2003 (Elysium and Le Norman Partners). Operating cash flows in the first quarter of 2002 and 2003 were benefited by $2.4 million and $3.6 million related to the tax deduction generated from the exercise and same day sale of stock options.

Net cash used in investing activities in the three months ended March 31, 2002 and 2003 totaled $18.1 million and $98.3 million, respectively. Acquisition, development and exploration expenditures totaled $97.7 million in the first quarter of 2003 compared to $18.7 million in 2002. The increase in expenditures in the first quarter of 2003 was primarily due to the Company incurring $63.4 million of acquisition costs related to Elysium and Le Norman Partner acquisitions and the $7.9 million of development expenditures spent on the Mid Continent properties acquired in the fourth quarter of 2002. Development expenditures in Wattenberg increased to $23.4 million in the first quarter of 2003 as compared to $17.2 million in the first quarter of 2002.

Net cash used in and provided by financing activities in the three months ended March 31, 2002 and 2003 was $10.7 million and $44.9 million, respectively. Sources of financing have been primarily bank borrowings. During the first quarter of 2002, the combination of operating cash flow and $4.9 million in proceeds from the exercise of stock options, allowed the Company to repay $14.5 million of bank debt and fund capital development and acquisition expenditures of $18.7 million. During the first quarter of 2003, the combination of operating cash flow and bank borrowings of $46.0 million, allowed the Company to fund capital development and acquisition expenditures of $97.7 million and buy back $2.7 million in common stock.

Capital Requirements

During the first quarter of 2003, $97.7 million of capital was expended, including $33.2 million on development projects and $63.4 million on acquisitions. Development expenditures represented approximately 52% of internal cash flow. The Company manages its capital budget with the goal of funding it with internal cash flow. The 2003 development capital budget of $150.0 million combined with the benefits of the acquisitions made in the fourth quarter of 2002 and the first quarter of 2003 is expected to increase production by over 30%. The Company expects the development capital program to be funded with internal cash flow. The purchase price for the Elysium acquisition was $23.1 million and the purchase price for the LNP properties was $39.7 million. As such, exclusive of any other acquisitions or significant equity repurchases, management expects to reduce long-term debt in 2003. Development and exploration activities are highly discretionary, and, for the foreseeable future, management expects such activities to be maintained at levels equal to or below internal cash flow.

Hedging

The Company regularly enters into hedging agreements to reduce the impact on its operations of fluctuations in oil and gas prices. All such contracts are entered into solely to hedge prices and limit volatility. The Company’s current policy is to hedge between 50% and 75% of its production, when futures prices justify, on a rolling twelve to twenty-four month basis. At March 31, 2003, hedges were in place covering 71.4 Bcf at prices averaging $3.65 per MMBtu and 8.4 million barrels of oil averaging $24.58 per barrel. The estimated fair value of the Company’s hedge contracts that would be realized on termination, approximated a net unrealized pre-tax loss of $17.8 million ($11.0 million loss net of $6.8 million of deferred taxes) at March 31, 2003, which is presented on the balance sheet as a current asset of $5.0 million, a non-current asset of $11.8 million, a current liability of $28.2 million, and a non-current liability of $6.4 million based on contract expiration. The oil and gas contracts expire monthly through December 2005. Gains or losses on both realized and unrealized hedging transactions are determined as the difference between the contract price and a reference price, generally NYMEX for oil and the Colorado Interstate Gas (“CIG”) index or ANR Pipeline Oklahoma (“ANR”) index for natural gas. Transaction gains and losses are determined monthly and are included as increases or decreases in oil and gas revenues in the period the hedged production is sold. Any ineffective portion of such hedges is recognized in earnings as it occurs. Net pre-tax gains relating to these derivatives were $9.0 million in the three months ended March 31, 2002 and net pre-tax hedging losses were $12.2 million in the three months ended March 31, 2003. Effective January 1, 2001, the unrealized gains (losses) on these hedging positions were recorded at an estimate of fair value which the Company based on a comparison of the contract price and a reference price, generally NYMEX or CIG, on the Company’s balance sheet in Accumulated other comprehensive income (loss), a component of Stockholders’ Equity.

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

The following table indicates the average oil and gas prices received over the last five years and highlights the price fluctuations by quarter for 2002 and 2003. Average price computations exclude hedging gains and losses and other nonrecurring items to provide comparability. Average prices per Mcfe indicate the composite impact of changes in oil and natural gas prices. Oil production is converted to natural gas equivalents at the rate of one barrel per six Mcf.

	Average Prices
	Oil	Natural Gas	Equivalent Mcf
	(Per Bbl)	(Per Mcf)	(Per Mcfe)
Annual
1998	$13.13	$1.87	$1.96
1999	17.71	2.21	2.40
2000	29.16	3.69	3.96
2001	24.99	3.42	3.63
2002	25.71	2.23	2.81

Quarterly

2002
First	$21.02	$2.06	$2.45
Second	25.72	2.25	2.81
Third	27.74	1.74	2.53
Fourth	27.51	2.80	3.34

2003
First	$33.33	$4.26	$4.69

Results of Operations

Three months ended March 31, 2003 compared to the three months ended March 31, 2002.

Revenues for the first quarter of 2003 totaled $90.0 million, a 73% increase from the prior year period. Net income for the first quarter of 2003 totaled $24.0 million compared to $13.1 million in 2002. The increases in revenues and net income were due to increasing production and higher oil and gas prices.

Average daily oil and gas production in the first quarter of 2003 totaled 13,385 barrels and 160.5 MMcf (240.8 MMcfe), an increase of 36% on an equivalent basis from the same period in 2002. The rise in production was due to the continued development activity in Wattenberg, the benefits of the Le Norman and Bravo acquisitions made in the fourth quarter of 2002, and the Elysium acquisition made in January 2003. During the first quarter of 2003, 20 wells were drilled or deepened and 132 refracs and three recompletions were performed in Wattenberg, compared to five new wells or deepenings and 107 refracs and three recompletions in Wattenberg in 2002. Based upon a $150.0 million development budget for 2003 combined with the benefits of the acquisitions made in the fourth quarter of 2002 and the first quarter of 2003, the Company expects production to increase over 30% from 2002.

Average oil prices increased 15% from $23.26 per barrel in the first quarter of 2002 to $26.73 in 2003. Average gas prices increased 47% from $2.70 per Mcf in the first quarter of 2002 to $3.97 in 2003. Average oil prices include hedging gains of $1.6 million or $2.24 per barrel in the first quarter of 2002 and hedging losses of $8.0 million or $6.60 per barrel in 2003. Average gas prices included hedging gains of $7.4 million or $0.64 per Mcf and hedging losses of $4.2 million or $0.29 per Mcf in the first quarters of 2002 and 2003, respectively. Lease operating expenses totaled $10.7 million or $0.49 per Mcfe for the first quarter of 2003 compared to $7.2 million or $0.45 per Mcfe in the prior year period. The increase in operating expenses was primarily attributed to additional operating expenses associated with the Le Norman and Bravo acquisitions. Production taxes totaled $6.5 million or $0.30 per Mcfe in the first quarter of 2003 compared to $2.1 million in 2002 or $0.13 per Mcfe. The $4.4 million increase was a result of higher oil and gas production and prices.

General and administrative expenses for the first quarter of 2003 totaled $4.4 million, an increase of $1.9 million or 71% over the same period in 2002. The increase was largely attributed to additional employees hired in conjunction with the Le Norman and Bravo acquisitions made in the fourth quarter of 2002.

Interest and other expenses increased to $2.2 million in the first quarter of 2003, an increase of 241% from the prior year period. Interest expense increased as a result of higher average debt balances in conjunction with the acquisitions made in late 2002 and early 2003, somewhat offset by lower average interest rates. The Company’s average interest rate during the first quarter of 2003 was 2.7% compared to 3.1% in 2002.

Deferred compensation adjustment totaled $1.1 million in the first quarter of 2003, a decrease of $3.3 million from the prior year. The decrease relates to the smaller increase in value of the Company’s common shares and other investments held in a rabbi trust for the benefit of participants in the Company’s deferred compensation plan during the first quarter of 2003 as compared to the first quarter of 2002. The Company’s common stock price appreciated by 4% or $1.25 per share in the first quarter of 2003 versus 15% or $3.22 per share in the first quarter of 2002.

Depletion, depreciation and amortization expense for the first quarter of 2003 totaled $21.1 million, an increase of $6.3 million or 43% from 2002. Depletion expense totaled $20.2 million or $0.93 per Mcfe for the first quarter of 2003 compared to $14.5 million or $0.91 per Mcfe for 2002. The depletion rate was increased in the fourth quarter of 2002 in conjunction with the completion of the year-end 2002 reserve report and the implementation of SFAS No. 143. Depreciation and amortization expense for the three months ended March 31, 2003 totaled $595,000 or $0.03 per Mcfe compared to $309,000 or $0.02 per Mcfe in the first quarter of 2002. Accretion expense related to SFAS No. 143 totaled $310,000 in the first quarter of 2003 compared to zero in the first quarter of 2002 as the statement was not effective until the first quarter of 2003.

Provision for income taxes for the first quarter of 2003 totaled $16.3 million, an increase of $9.2 million from the same period in 2002. The increase was due to higher earnings and an increase in the effective tax rate. The Company recorded a 38% tax provision for the first quarter of 2003 compared to a 35% tax provision in 2002. The increase in the effective tax rate was due to the expiration of Section 29 tax credits as of December 31, 2002.

The Company adopted Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations,” on January 1, 2003. The cumulative effect of change in accounting principle of $2.6 million (net of $1.6 million deferred taxes) in the first quarter of 2003 reflects accretion that would have been recorded if the Company had always been under the requirements of SFAS No. 143.

Recent Accounting Pronouncements

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated With Exit or Disposal Activities,” which provides guidance for financial accounting and reporting of costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” This statement requires the recognition of a liability for a cost associated with an exit or disposal activity when the liability is incurred, as opposed to when the entity commits to an exit plan under EITF No. 94-3. The statement was effective for the Company in 2003. The adoption of SFAS No. 146 did not have a material effect on the Company’s financial position or results of operations.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of SFAS No. 123.” SFAS No. 148 amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on the reported results. SFAS No. 148 was effective for the Company’s year ended December 31, 2002. The Company’s adoption of this pronouncement did not have an impact on financial condition or results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Commodity Price Risk

The Company’s major market risk exposure is in the pricing applicable to its oil and gas production. Realized pricing is primarily driven by the prevailing domestic price for oil and spot prices applicable to the Rocky Mountain and Mid Continent regions for its natural gas production. Historically, prices received for oil and gas production have been volatile and unpredictable. Pricing volatility is expected to continue. Natural gas price realizations during 2002 and the first quarter of 2003, exclusive of any hedges, ranged from a monthly low of $1.59 per Mcf to a monthly high of $5.37 per Mcf. Oil prices, exclusive of any hedges, ranged from a monthly low of $18.74 per barrel to a monthly high of $35.15 per barrel during 2002 and the first quarter of 2003. A significant decline in prices of oil or natural gas could have a material adverse effect on the Company’s financial condition and results of operations.

In the first quarter of 2003, a 10% reduction in oil and gas prices, excluding oil and gas quantities that were fixed through hedging transactions, would have reduced revenues by $3.5 million. If oil and gas future prices at March 31, 2003 had declined by 10%, the net unrealized hedging losses at that date would have decreased by $48.6 million (from $17.8 million loss to a $30.8 million gain).

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

The Company entered into various swap contracts for oil based on NYMEX prices for the first quarters of 2002 and 2003, recognizing a gain of $1.6 million and a loss of $8.0 million, respectively, related to these contracts. The Company entered into various swap contracts for natural gas based on the Colorado Interstate Gas (“CIG”) index during the first quarters of 2002 and 2003, recognizing a gain of $7.4 million and a loss of $1.8 million, respectively, related to these contracts. The Company also entered into various swap contracts for natural gas based on the ANR Pipeline Oklahoma (“ANR”) index during the first quarter of 2003, recognizing a loss of $2.4 million related to these contracts.

At March 31, 2003, the Company was a party to swap contracts for oil based on NYMEX prices covering approximately 12,170 barrels of oil per day for the remainder of 2003 at fixed prices ranging from $22.31 to $32.12 per barrel. These swaps are summarized in the table below. The overall weighted average hedged price for the swap contracts is $25.05 per barrel for the remainder of 2003. The Company also entered into swap contracts for oil for 2004 and 2005 as of March 31, 2003, which are summarized in the table below. The unrealized losses on these contracts totaled $9.8 million based on NYMEX futures prices at March 31, 2003.

At March 31, 2003, the Company was a party to swap contracts for natural gas based on CIG and ANR index prices covering approximately 89,000 MMBtu’s and 16,000 MMBtu’s per day, respectively, for the remainder of 2003 at fixed prices ranging from $2.53 to $4.47 per MMBtu based on CIG and from $3.74 to $4.91 per MMBtu based on ANR. The overall weighted average hedged price for the swap contracts is $3.45 per MMBtu for the remainder of 2003. The Company also entered into natural gas swap contracts for 2004 and 2005 as of March 31, 2003, which are summarized in the table below. The unrealized losses on these contracts totaled $8.0 million based on CIG and ANR futures prices at March 31, 2003.

At March 31, 2003, the Company was a party to the fixed price swaps summarized below:

	Oil Swaps (NYMEX)
Time Period	Daily Volume Bbl	$/Bbl	Unrealized Gain (Loss) ($/thousands)
04/01/03 - 06/30/03	11,700	25.38	$(3,903)
07/01/03 - 09/30/03	12,300	25.16	(2,250)
10/01/03 - 12/31/03	12,500	24.64	(1,883)

01/01/04 - 03/31/04	12,000	25.19	(308)
04/01/04 - 06/30/04	11,500	24.42	(506)
07/01/04 - 09/30/04	10,700	24.06	(462)
10/01/04 - 12/31/04	9,700	23.71	(433)

2005	3,000	23.89	(55)

	Natural Gas Swaps (CIG Index)			Natural Gas Swaps (ANR Index)
Time Period	Daily Volume MMBtu	$/MMBtu	Unrealized Gain (Loss) ($/thousands)	Daily Volume MMBtu	$/MMBtu	Unrealized Gain (Loss) ($/thousands)
04/01/03 - 06/30/03	90,000	3.16	$(2,195)	16,000	4.04	$(1,165)
07/01/03 - 09/30/03	90,000	3.26	(3,541)	16,000	4.00	(1,412)
10/01/03 - 12/31/03	86,700	3.60	(3,780)	16,000	4.11	(1,365)

01/01/04 - 03/31/04	90,000	4.22	(590)	15,000	4.48	(772)
04/01/04 - 06/30/04	60,000	3.53	1,539	11,000	3.76	(513)
07/01/04 - 09/30/04	60,000	3.47	1,910	11,000	3.74	(468)
10/01/04 - 12/31/04	50,000	3.78	981	9,000	3.87	(432)

2005	40,000	3.70	3,820	—	—	—

Interest Rate Risk

At March 31, 2003, the Company had $246.0 million outstanding under its credit facility at an average interest rate of 2.7%. The Company may elect that all or a portion of the credit facility bear interest at a rate equal to: (i) the Eurodollar rate for one, two, three or six months plus a margin which fluctuates from 1.25% to 1.90% or (ii) the prime rate plus a margin which fluctuates from 0.00% to 0.65%. The weighted average interest rate under the facility approximated 2.7% during the first quarter of 2003. Assuming no change in the amount outstanding at March 31, 2003, the annual impact on interest expense of a ten percent change in the average interest rate would be approximately $406,000, net of tax. As the interest rate is variable and is reflective of current market conditions, the carrying value approximates the fair value.

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

All statements, other than statements of historical or present facts, that address activities, events, outcomes or developments that the Company plans, expects, believes, assumes, budgets, predicts, forecasts, estimates, projects, intends or anticipates (and other similar expressions) will or may occur in the future are forward-looking statements. These forward-looking statements are based on management’s current belief, based on currently available information, as to the outcome and timing of future events. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements in this Form 10-Q and presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002. Such forward-looking statements appear in a number of places and include statements with respect to, among other things, such matters as: future capital, development and exploration expenditures (including the amount and nature thereof), drilling, deepening or refracing of wells, oil and gas reserve estimates (including estimates of future net revenues associated with such reserves and the present value of such future net revenues), estimates of future production of oil and natural gas, expected results or benefits associated with recent acquisitions, business strategies, expansion and growth of the Company’s operations, cash flow and anticipated liquidity, grassroots prospects and development and property acquisitions, obtaining financial or industry partners for prospect or program development, or marketing of oil and natural gas. We caution you that these forward-looking statements are subject to all of the risks and uncertainties, many of which are beyond our control, incident to the exploration for and development, production and sale of oil and gas. These risks include but are not limited to: general economic conditions, the market price of oil and natural gas, the risks associated with exploration, the Company’s ability to find, acquire, market, develop and produce new properties, operating hazards attendant to the oil and gas business, uncertainties in the estimation of proved reserves and in the projection of future rates of production and timing of development expenditures, the strength and financial resources of the Company’s competitors, the Company’s ability to find and retain skilled personnel, climatic conditions, labor relations, availability and cost of material and equipment, environmental risks, the results of financing efforts, regulatory developments and the other risks described in this Form 10-Q and presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

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

Should one or more of the risks or uncertainties described above or elsewhere in this Form 10-Q or presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 occur, or should underlying assumptions prove incorrect, our actual results and plans could differ materially from those expressed in any forward-looking statements. We specifically disclaim all responsibility to publicly update any information contained in a forward-looking statement or any forward-looking statement in its entirety and therefore disclaim any resulting liability for potentially related damages.

All forward-looking statements attributable to us are expressly qualified in their entirety by this cautionary statement.

ITEM	4. CONTROLS AND PROCEDURES

The Company’s principal executive officer and principal financial officer have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934, as amended, within 90 days of the filing date of this Quarterly Report on Form 10-Q. Based upon their evaluation, the principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls, since the date the controls were evaluated.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Information with respect to this item is incorporated by reference from Notes to Consolidated Financial Statements in Part 1 of this report.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits—None

(b)	The following reports on Form 8-K were filed by Registrant during the quarter ended March 31, 2003:

The Company filed a current report on Form 8-K/A on February 18, 2003 to amend the Form 8-K filed on December 9, 2002 to provide the financial information required under Item 7 related to the Company’s acquisition of Bravo Natural Resources, Inc.

The Company filed a current report on Form 8-K on March 5, 2003 to furnish the certifications of the Chief Executive Officer and the Chief Financial Officer which accompanied the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

The Company filed a current report on Form 8-K on March 18, 2003 to incorporate by reference a press release dated March 17, 2003 announcing the closing of the acquisition of Le Norman Partners, LLC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PATINA OIL & GAS CORPORATION

BY:	/s/ DAVID J. KORNDER
David J. Kornder, Executive Vice President and Chief Financial Officer

May 2, 2003

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 2, 2003	/s/ THOMAS J. EDELMAN
Thomas J. Edelman, Chief Executive Officer

I, David J. Kornder, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Patina Oil & Gas Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 2, 2003	/s/ DAVID J. KORNDER
David J. Kornder, Executive Vice President and Chief Financial Officer