Form 10-K
period 2003-12-31
PATINA OIL & GAS CORP
filed 2004-03-09
CIK 1006264

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transaction period from                      to

Commission file number 1-14344

PATINA OIL & GAS CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	75-2629477
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1625 Broadway, Suite 2000 Denver, Colorado	80202
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (303) 389-3600

Securities registered pursuant to Section 12(b) of the Act

Title of each class	Name of each exchange on which registered
Common Stock, $.01 par value	New York Stock Exchange

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

The aggregate market value of the 53,440,000 shares of voting stock held by non-affiliates of the registrant, based upon the closing sale price of the common stock on June 30, 2003 of $16.08 per share as reported on the New York Stock Exchange, was $859,315,200. Shares of common stock held by each officer and director and by each person who owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 5, 2004, the registrant had 69,757,408 shares of common stock outstanding (excludes 2,197,912 common shares held as treasury stock).

DOCUMENT INCORPORATED BY REFERENCE

Part III of the report is incorporated by reference to the Registrant’s definitive Proxy Statement relating to its Annual Meeting of Stockholders, which will be filed with the Commission no later than April 30, 2004.

PATINA OIL & GAS CORPORATION

Annual Report on Form 10-K

December 31, 2003

PART I

ITEM 1.	BUSINESS

General

Patina Oil & Gas Corporation (“Patina” or the “Company”) is a rapidly growing independent energy company engaged in the acquisition, development and exploitation of oil and natural gas properties within the continental United States. The Company’s properties and oil and gas reserves are principally located in relatively long-lived fields with well-established production histories. The properties are concentrated in the Wattenberg Field (“Wattenberg”) of Colorado’s Denver-Julesburg Basin (“D-J Basin”), the Mid Continent region of southern Oklahoma and the Texas Panhandle, and the San Juan Basin. The Company’s common stock is traded on the New York Stock Exchange under the symbol POG.

At December 31, 2003, the Company had 1.5 trillion cubic feet equivalent (“Tcfe”) of proved reserves having a pretax present value based upon a discount rate of 10% (PV10%) of $2.7 billion based on unescalated prices and costs. This valuation reflected average wellhead prices of $5.54 per Mcf and $31.16 per barrel at year-end. During 2003, proved reserves increased 38%. The growth was largely the result of acquisitions and ongoing development and performance revisions which increased reserves by 374 Bcfe and 163 Bcfe, respectively. In addition, oil and gas prices increased reserves 14 Bcfe. The reserve increases were offset by 100 Bcfe of production and 36 Bcfe of reserves sold. Exclusive of the impact of higher prices, the Company replaced over 500% of production in 2003. At year-end, approximately 68% of Company reserves by volume were natural gas and over 78% by pretax present value was attributed to proved developed wells.

The Company operates over 75% of the 7,750 producing wells in which it holds a working interest. The high proportion of operated properties allows the Company to exercise more control over operating costs, capital expenditures and the timing of development and exploitation activities in its fields. At December 31, 2003, the Company had over 4,000 proven development projects in inventory, including 1,400 drilling or deepening locations, 850 recompletions, 1,300 restimulation (“refrac” or “trifrac”) projects and over 600 production enhancement projects.

The Company’s properties have relatively long reserve lives and predictable production profiles. In general, these properties have extensive production histories and production enhancement opportunities. During 2003, average daily production totaled 274.0 MMcfe, comprised of 15,720 barrels of oil and 179.6 MMcf of gas. Approximately 70% was attributed to Wattenberg. Based on year-end reserves and fourth quarter production, the Company had a reserve life index of 13.1 years.

Revenues and net income for 2003 totaled $406.7 million and $90.9 million, respectively. Cash provided from operations in 2003 totaled $271.8 million. This cash flow, augmented with $216.0 million of bank borrowings and $9.3 million realized from the issuance of common stock, funded $466.5 million of capital expenditures in 2003, net of $16.9 million of property sales. These expenditures were largely comprised of $307.3 million spent on acquisitions and $176.1 million on further development of properties. Development expenditures included $92.1 million expended in Wattenberg, $57.1 million in the Mid Continent, $1.3 million in the San Juan Basin, and $25.6 million in the Central and Other region properties. The benefits of these projects, continued success in production enhancement and acquisitions fueled a 44% production increase during the year. Based on a $210.0 million capital budget for 2004 combined with the benefits of the acquisitions made in 2003, the Company expects production to increase by approximately 17% to 20% in the coming year.

History

The Company was incorporated in 1996 in Delaware to hold the Wattenberg assets of Snyder Oil Corporation (“SOCO”) and to facilitate the acquisition of a competitor in Wattenberg. SOCO retained 43.8 million shares of the Company’s common stock and the acquired company’s shareholders received 18.7 million shares of common stock, $40.0 million of 7.125% convertible preferred stock and 9.5 million warrants. In 1997, a series of transactions eliminated SOCO’s ownership in the Company. The 7.125% preferred stock was retired in January 2000 and the warrants were converted into common stock in May 2001.

Originally, the Company’s oil and gas properties were located exclusively in Wattenberg. Beginning in 2000, the Company began to diversify its asset base. Through Elysium Energy, L.L.C. (“Elysium”), a 50% owned joint venture, certain oil and gas properties located in Louisiana, Texas, Illinois, Kansas and California were acquired out of a bankruptcy. In 2001, the Company assembled acreage positions in central Wyoming and northwest Colorado, acquired a 50% interest in an early stage coalbed methane project in Utah and purchased a small producing property with enhancement potential in Texas. In late 2002, two acquisitions established a sizeable base of operations in the Mid Continent region, primarily in southern Oklahoma and the Texas Panhandle. In 2003, the remaining 50% interest in Elysium was acquired and additional Mid Continent properties were added through the acquisition of Le Norman Partners. In the fourth quarter of 2003, the Company acquired the assets of Cordillera Energy Partners, L.L.C. which included properties primarily in the Mid Continent region and the San Juan Basin. With this acquisition, the Company currently has three core areas of operations including Wattenberg, the Mid Continent and the San Juan Basin.

Elysium’s properties were originally located in central Kansas, the Illinois Basin and the San Joaquin Basin of California. Approximately 90% of Elysium’s production is oil. In early 2001, Elysium sold the great majority of its interest in the Lake Washington Field of Louisiana for $30.5 million ($15.25 million net to the Company). In late 2001, Patina assumed direct management of Elysium and its properties. In January 2003, the Company acquired the remainder of the joint venture for $25.8 million, simultaneously divesting the remainder of Lake Washington and all California (primarily San Joaquin Basin) assets.

During 2001, the Company accumulated acreage positions in three Rocky Mountain basins and acquired a small producing field in West Texas. The intent was to aggregate prospects with significant reserve potential and long-term development prospects. As the grassroots projects comprise an insignificant portion of the Company’s current production, reserves, and expected future growth, they have become non-strategic to the Company. During late 2003, the Company exchanged its interests in the Wyoming prospect for certain oil and gas properties in Wattenberg and sold its interests in the coalbed methane project in Utah. In early 2004, the Company sold its interests in the West Texas project.

In November 2002, Patina acquired Le Norman Energy Corporation (“Le Norman”) for $62.0 million. The purchase was funded with bank borrowings and the issuance of 513,200 shares of common stock. The Le Norman properties primarily produce oil from shallow formations and are located principally in the Anadarko and Ardmore-Marietta Basins of Oklahoma. At the date of the acquisition, Le Norman held a 30% interest in an affiliated entity, Le Norman Partners (“LNP”). In December 2002, Patina acquired Bravo Natural Resources, Inc. (“Bravo”) for $119.0 million. The purchase was funded entirely with bank borrowings. Bravo’s properties are primarily located in Hemphill County, Texas and Custer and Caddo Counties of western Oklahoma, within the Anadarko Basin. The Bravo properties primarily produce gas from intermediate depths. In March 2003, the Company acquired the remaining 70% interest in LNP for $39.7 million funded with bank borrowings. LNP’s properties are located in Stephens, Garvin, and Carter Counties of Southern Oklahoma and produce primarily oil. In October 2003, the Company acquired the assets of Cordillera Energy Partners, LLC (“Cordillera”) for $243.0 million, comprised of $239.0 million funded with borrowings under the Company’s bank facility and the issuance of five year warrants to purchase 1,000,000 shares of Patina common stock for $22.50 per share. The Cordillera properties are primarily located in the Mid Continent, the San Juan Basin, and the Permian Basin, and produce primarily gas. In combination, the Le Norman, Bravo, LNP, and certain Cordillera properties established a significant base of operations in the Mid Continent region for the Company.

Over the last five years, the Company has realized consistent growth in nearly every aspect of its business. Revenues increased from $74.8 million in 1998 to $406.7 million in 2003. Net income rose from a loss of $4.4 million to net income of $90.9 million during the same period. The growth in revenue and net income was primarily the result of increasing oil and gas production due to acquisitions and the execution of high return capital projects, while maintaining low production costs and an efficient operating structure. Production grew from 97.8 MMcfe per day in 1998 to 274.0 MMcfe per day in 2003. Additionally, proven reserves jumped from 372.0 Bcfe at year-end 1998 to 1.5 Tcfe at December 31, 2003. The reserve growth was largely generated through further development and exploitation in the Wattenberg Field along with recent additions from the Le Norman, Bravo, LNP, and Cordillera acquisitions.

Business Strategy

From inception, the Company has focused on consolidating ownership of its properties and developing increasingly efficient operations. The Company’s sizable asset base and cash flow, along with its low production costs and efficient operations, provide it a competitive advantage in Wattenberg and in certain analogous basins. These advantages, combined with management’s expertise, position the Company to increase its reserves, production and cash flow in a cost-efficient manner primarily through: (i) further Wattenberg development; (ii) accelerated development of the recently acquired Mid Continent and San Juan Basin properties; (iii) selective pursuit of further consolidation and acquisition opportunities, and (iv) generation and exploitation of exploration and development projects with a focus on projects near currently owned productive properties. The size and timing of any future acquisitions will depend on market conditions. The Company’s financial position affords it substantial flexibility in executing this strategy. If market conditions appear favorable, the Company routinely hedges future prices on 50% to 75% of its anticipated oil and gas production on a rolling 12 to 36 month basis.

Development, Acquisition and Exploration

During 2003, the Company spent $176.1 million on the further development of properties and $307.3 million on acquisitions. Development expenditures included $92.1 million in Wattenberg for the drilling or deepening of 39 J-Sand wells, 433 Codell refracs, 51 Codell trifracs, 14 recompletions and the drilling of 41 Codell wells, $57.1 million in the Mid Continent for the drilling or deepening of 190 wells, eight refracs and 12 recompletions, $1.3 million in the San Juan Basin, and $25.6 million on the Central region and Other properties. The benefits of these projects, the acquisitions, and the continued success in production enhancement contributed to a production increase of 44% over the prior year. The Company anticipates incurring approximately $210.0 million on the further development of its properties in 2004.

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

Production, Revenue and Price History

The following table sets forth information regarding oil and gas production, revenues and direct operating expenses attributable to such production, average sales prices and other related data for the last five years. The information reflects the acquisitions of 50% of Elysium in November 2000, Le Norman in November 2002, Bravo in December 2002, the remaining 50% of Elysium in January 2003, Le Norman Partners in March 2003, and Cordillera Energy Partners in October 2003.

	Year Ended December 31,
	1999	2000	2001	2002	2003
	(Dollars in thousands, except prices and per Mcfe information)
Production
Oil (MBbl)	1,653	1,685	2,661	3,272	5,737
Gas (MMcf)	29,477	33,463	41,002	49,777	65,570
MMcfe (a)	39,396	43,572	56,969	69,411	99,996
Revenues
Oil	$26,218	$38,741	$68,447	$80,233	$148,028
Gas (c)	64,189	109,924	142,824	135,197	250,696

Subtotal	90,407	148,665	211,271	215,430	398,724
Other	1,259	1,677	2,902	6,977	7,993

Total	91,666	150,342	214,173	222,407	406,717

Direct operating expenses
Lease operating expenses	11,902	13,426	25,356	27,986	54,082
Production taxes (d)	6,271	10,628	13,462	11,751	28,726

Total	18,173	24,054	38,818	39,737	82,808

Direct operating margin	$73,493	$126,288	$175,355	$182,670	$323,909

Average sales price (b)
Oil (Bbl)	$15.86	$23.00	$25.72	$24.52	$25.80
Gas (Mcf) (c)	2.18	3.28	3.48	2.72	3.82
Mcfe (a)	2.29	3.41	3.71	3.10	3.99
Lease operating expense per Mcfe (d)	$0.30	$0.31	$0.45	$0.40	$0.54
Production tax expense per Mcfe	0.16	0.24	0.24	0.17	0.29

Direct operating expense per Mcfe	0.46	0.55	0.69	0.57	0.83
Production margin per Mcfe	$1.83	$2.86	$3.02	$2.53	$3.16

(a)	Oil production is converted to natural gas equivalents (Mcfe) at the rate of one barrel to six Mcf.

(b)	The average sales prices include the effects of hedging. See Management’s Discussion and Analysis of Financial Condition and Results of Operations, where the effects of oil and gas hedging are more fully quantified.

(c)	Sales of natural gas liquids are included in gas revenues.

(d)	Production taxes are generally calculated as a percentage of pre-hedged oil and gas revenues. As oil and gas revenues increase (through increases in production and/or oil and gas prices) production taxes will also increase.

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

Natural gas production from the Mid Continent and San Juan Basin properties is gathered and transported to interstate pipelines, where it is sold to end users and marketers. Pricing for Mid Continent production is generally based on the ANR Pipeline Oklahoma index plus a premium, while pricing for San Juan Basin production is generally based on the Inside FERC San Juan El Paso monthly index.

Oil. Oil production is principally sold to refiners, marketers and other purchasers that truck it to local refineries or pipelines. The price is generally based on a calendar month New York Mercantile Exchange (“NYMEX”) price with adjustments for quality and location.

Hedging Activities

The Company periodically enters into interest rate derivative contracts to help manage its exposure to interest rate volatility. The contracts are placed with major financial institutions or with counterparties which management believes to be of high credit quality. The Company interest rate swap contracts are designated as cash flow hedges. During the fourth quarter of 2003, the Company entered into LIBOR swap contracts to fix the interest rate on $100.0 million of the Company’s LIBOR based floating rate bank debt for one year and an additional $100.0 million for two years. At December 31, 2003, the net unrealized pretax gains on these contracts totaled $421,000 ($261,000 gain net of $160,000 of deferred taxes) based on LIBOR futures prices at December 31, 2003.

The Company regularly enters into hedging agreements to reduce the impact on its operations of fluctuations in oil and gas prices. All such contracts are entered into solely to hedge prices and limit volatility. The Company’s current policy is to hedge between 50% and 75% of its production, when futures prices justify, on a rolling 12 to 36 month basis. At December 31, 2003, hedges were in place covering 78.8 Bcf at prices averaging $4.00 per MMBtu and 12.2 million barrels of oil averaging $25.03 per barrel. The estimated fair value of the Company’s oil and gas hedge contracts that would be realized on termination approximated a net unrealized pretax loss of $88.4 million ($54.8 million loss net of $33.6 million of deferred taxes) at December 31, 2003. The combined net unrealized losses from the Company’s oil, gas, and interest rate hedges are presented on the balance sheet as a current asset of $137,000, a non-current asset of $1.9 million, a current liability of $62.3 million, and a non-current liability of $27.6 million based on contract expiration. The gas contracts settle monthly through December 2005 while the oil contracts settle monthly through December 2006. Gains or losses on both realized and unrealized hedging transactions are determined as the difference between the contract price and a reference price, generally NYMEX for oil and the Colorado Interstate Gas (“CIG”) index, ANR Pipeline Oklahoma (“ANR”) index, Panhandle Eastern Pipeline (“PEPL”) index and El Paso San Juan (“EPSJ”) index for natural gas. Transaction gains and losses are determined monthly and are included as increases or decreases in oil and gas revenues in the period the hedged production is sold. Any ineffective portion of such hedges is recognized in earnings as it occurs. Net pretax gains relating to these derivatives were $4.1 million and $20.4 million in 2001 and 2002 and a pretax loss of $50.4 million in 2003, respectively. Effective January 1, 2001, the unrealized gains (losses) on open hedging positions were recorded at an estimate of fair value which the Company based on a comparison of the contract price and a reference price, generally NYMEX, CIG, ANR, PEPL or EPSJ on the Company’s balance sheet in Accumulated other comprehensive income (loss), a component of Stockholders’ Equity.

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

Title to Properties

Title to the Company’s oil and gas properties is subject to royalty, overriding royalty, carried and other similar interests and contractual arrangements customary in the industry, liens incident to operating agreements and for current property taxes not yet due and other comparatively minor encumbrances. As is customary in the oil and gas industry, only a perfunctory investigation as to ownership is conducted at the time undeveloped properties are acquired. Prior to the commencement of drilling operations, a detailed title examination is conducted and curative work is performed with respect to identified title defects.

Government Regulation

Regulation of Drilling and Production. The Company’s operations are affected by political developments and by federal, state and local laws and regulations. Legislation and administrative regulations relating to the oil and gas industry are periodically changed for a variety of political, economic and other reasons. Numerous federal, state and local departments and agencies issue rules and regulations binding on the oil and gas industry, some of which carry substantial penalties and sanctions for failure to comply. The regulatory burden on the industry increases the cost of doing business, decreases flexibility in the timing of operations and may adversely affect the economics of capital projects.

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

In recent years, FERC has taken significant steps to increase competition in the sale, purchase, storage and transportation of natural gas. FERC’s regulatory programs allow more accurate and timely price signals from the consumer to the producer and, on the whole, have helped natural gas become more responsive to changing market conditions. To date, the Company believes it has not experienced any material adverse effect as the result of these initiatives. Nonetheless, increased competition in natural gas markets can and does add to price volatility and inter- fuel competition, which increases the pressure on the Company to manage its exposure to changing conditions and position itself to take advantage of changing markets. Additional proposals are pending before Congress and FERC that might affect the oil and gas industry. The oil and gas industry has historically been heavily regulated at the federal level; therefore, there is no assurance that the less stringent regulatory approach recently pursued by FERC and Congress will continue.

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

The Company’s operations are subject to stringent federal, state and local laws governing the discharge of materials into the environment or otherwise relating to environmental protection. Numerous governmental departments such as the Environmental Protection Agency (“EPA”) issue regulations to implement and enforce such laws, which are often difficult and costly to comply with and which carry substantial civil and criminal penalties and sanctions for failure to comply. These laws and regulations may require the acquisition of a permit before drilling commences, restrict the types, quantities and concentrations of various substances that can be released into the environment in connection with drilling, production and transporting through pipelines, limit or prohibit drilling activities on certain lands lying within wilderness, wetlands, frontier and other protected areas, require some form of remedial action to prevent pollution from former operations such as plugging abandoned wells, and impose substantial liabilities for pollution resulting from operations. In addition, these laws, rules and regulations may restrict the rate of production. The regulatory burden on the oil and gas industry increases the cost of doing business and affects profitability. Changes in environmental laws and regulations occur frequently, and changes that result in more stringent and costly waste handling, disposal or clean-up requirements could adversely affect the Company’s operations and financial position, as well as the industry in general. Management believes the Company is in substantial compliance with current applicable environmental laws and regulations. The Company has not experienced any material adverse effect from compliance with environmental requirements, however, there is no assurance that this will continue. The Company did not have any material expenditures in connection with environmental matters in 2003, nor does it anticipate that such expenditures will be material in 2004.

The Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”), known as the “Superfund” law, and analogous state laws, impose liability, without regard to fault or the legality of the original conduct, on certain classes of persons who are considered to be responsible for the release of a “hazardous substance” into the environment. These persons include the owner or operator of the disposal site or sites where the release occurred and companies that disposed of or arranged for the disposal of the hazardous substances at the site where the release occurred. Under CERCLA, such persons may be subject to joint and several liability for the costs of cleaning up the hazardous substances that have been released into the environment, for damages to natural resources and for the costs of certain health studies. It is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damages allegedly caused by the release of hazardous substances or other pollutants into the environment. Furthermore, although petroleum, including crude oil and natural gas, is exempt from CERCLA, at least two courts have ruled that certain wastes associated with the production of crude oil may be classified as “hazardous substances” under CERCLA and that such wastes may become subject to liability and regulation under CERCLA. State initiatives to further regulate the disposal of oil and gas wastes are pending in certain states and these initiatives could have a significant impact on the Company.

The Federal Water Pollution Control Act (“FWPCA”) imposes restrictions and strict controls regarding the discharge of produced waters and other oil and gas wastes into navigable waters. Permits must be obtained to discharge pollutants into state and federal waters. The FWPCA and analogous state laws provide for civil, criminal and administrative penalties for any unauthorized discharges of oil and other hazardous substances in reportable quantities and may impose substantial potential liability for the costs of removal, remediation and damages. State water discharge regulations and the federal National Pollutant Discharge Elimination System permits applicable to the oil and gas industry generally prohibit the discharge of produced water, sand and some other substances into coastal waters. The cost to comply with discharge standards mandated under federal and state law have not had a material adverse impact on the Company’s financial condition and results of operations. Some oil and gas exploration and production facilities may be required to obtain permits for their stormwater discharges. Costs may be incurred in connection with treatment of wastewater or developing stormwater pollution prevention plans.

The Oil Pollution Act of 1990 (“OPA”) imposes regulations on “responsible parties” related to the prevention of oil spills and liability for damages resulting from spills in waters of the United States. A “responsible party” includes the owner or operator of an onshore facility, vessel or pipeline, or the lessee or permittee of the area in which an offshore facility is located. OPA assigns strict, joint and several liability to each responsible party for oil removal costs and a variety of public and private damages, including natural resource damages. While liability limits apply in some circumstances, a party cannot take advantage of liability limits if the spill was caused by gross negligence or willful misconduct or resulted from violation of a federal safety, construction or operating regulation, or if the party fails to report a spill or to cooperate fully in the cleanup. Even if applicable, the liability limits for onshore facilities require the responsible party to pay all removal costs, plus up to $350.0 million in other damages. Few defenses exist to the liability imposed by OPA. Failure to comply with ongoing requirements or inadequate cooperation during a spill event may subject a responsible party to administrative civil or criminal enforcement actions.

The Resource Conservation and Recovery Act (“RCRA”), and analogous state laws govern the handling and disposal of hazardous and solid wastes. Wastes that are classified as hazardous under RCRA are subject to stringent handling, recordkeeping, disposal and reporting requirements. RCRA specifically excludes from the definition of hazardous waste “drilling fluids, produced waters, and other wastes associated with the exploration, development, or production of crude oil, natural gas or geothermal energy.” However, these wastes may be regulated by the EPA or state agencies as solid waste. Moreover, many ordinary industrial wastes, such as paint wastes, waste solvents, laboratory wastes and waste compressor oils, are regulated as hazardous wastes. Although the costs of managing hazardous waste may be significant, the Company does not expect to experience more burdensome costs than similarly situated companies.

The Company operates its own exploration and production waste management facilities in Colorado, which enable it to treat, bioremediate and otherwise dispose of tank sludges and contaminated soil generated from the Company’s Colorado operations. There can be no assurance that these facilities, or other commercial disposal facilities utilized from time to time, will not give rise to environmental liability in the future. To date, expenditures for the Company’s environmental control facilities and for remediation of production sites have not been significant. The Company believes, however, that the trend toward stricter standards in environmental legislation and regulations will continue and could have a material adverse impact on operating costs and the oil and gas industry in general.

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

All statements, other than statements of historical or present facts, that address activities, events, outcomes or developments that the Company plans, expects, believes, assumes, budgets, predicts, forecasts, estimates, projects, intends or anticipates (and other similar expressions) will or may occur in the future are forward-looking statements. These forward-looking statements are based on management’s current belief, based on currently available information, as to the outcome and timing of future events. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements in this Form 10-K. Such forward-looking statements appear in a number of places and include statements with respect to, among other things, such matters as: future capital, development and exploration expenditures (including the amount and nature thereof), drilling, deepening, refracing, or trifracing of wells, oil and gas reserve estimates (including estimates of future net revenues associated with such reserves and the present value of such future net revenues), estimates of future production of oil and natural gas, expected results or benefits associated with recent acquisitions, business strategies, expansion and growth of the Company’s operations, cash flow and anticipated liquidity, grassroots prospects and development and property acquisitions, obtaining financial or industry partners for prospect or program development, or marketing of oil and natural gas. We caution you that these forward-looking statements are subject to all of the risks and uncertainties, many of which are beyond our control, incident to the exploration for and development, production and sale of oil and gas. These risks include but are not limited to: general economic conditions, the market price of oil and natural gas, the risks associated with exploration, the Company’s ability to find, acquire, market, develop and produce new properties, operating hazards attendant to the oil and gas business, uncertainties in the estimation of proved reserves and in the projection of future rates of production and timing of development expenditures, the strength and financial resources of the Company’s competitors, the Company’s ability to find and retain skilled personnel, climatic conditions, labor relations, availability and cost of material and equipment, environmental risks, the results of financing efforts, regulatory developments and the other risks described in this Form 10-K.

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

Risk Factors

In addition to the factors described elsewhere in this report, the following are some of the important factors that could cause the Company’s actual results to differ materially from those projected in any forward-looking statements.

Demand for Our Oil and Gas from Our Customer Base

We sell our oil and gas production to end-users, marketers and refiners and other similarly situated purchasers that have access to natural gas pipeline facilities near our properties or the ability to truck oil to local refineries or pipeline delivery points. The demand for oil and natural gas production and our ability to market it to our customers may be affected by a number of factors that are beyond our control and that we cannot accurately predict at this time. These factors include:

•	The performance of the U.S. and world economies;

•	Retail customer’s demand for oil and natural gas;

•	Weather conditions;

•	The competitive position of alternative energy sources;

•	The price of our oil and gas production as compared to that for similar product grades from other producing basins;

•	The availability of pipeline and other transportation facilities that may make oil and gas production from other producing areas competitive for our customers to use; and

•	Our ability to maintain and increase our current level of production over the long term.

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

Competition for the Acquisition of New Properties and Successful Integration

As part of the Company’s growth strategy, the Company may make additional acquisitions of businesses and properties. However, suitable acquisition candidates may not be available on terms and conditions it finds acceptable, and acquisitions pose substantial risks to the Company’s business, financial condition and results of operations. The oil and gas industry is very competitive. Other exploration and production companies compete with us for the acquisition of new properties. Among them are some of the largest oil companies in the United States and other substantial independent oil and gas companies. Many of these companies have greater financial and other resources than we do. Our ability to increase our reserves in the future will depend upon our ability to select and acquire suitable oil and gas properties in this competitive environment. Risks involved with this strategy include:

•	The acquired businesses or properties may not produce revenues, earnings or cash flow at anticipated levels;

•	The Company may assume liabilities that were not disclosed or that exceed the Company’s estimates;

•	The Company may be unable to integrate acquired businesses successfully and realize anticipated economic, operational and other benefits in a timely manner, which could result in substantial costs and delays or other operational, technical or financial problems;

•	Acquisitions could disrupt the Company’s ongoing business, distract management, divert resources and make it difficult to maintain the Company’s current business standards, controls and procedures;

•	The Company may finance future acquisitions by issuing common stock for some or all of the purchase price, which could dilute the ownership interests of the Company’s stockholders; and

•	The Company may incur additional debt related to future acquisitions.

Operating Risks of Oil and Natural Gas Operations

The oil and gas business involves certain operating hazards such as well blowouts, cratering, explosions, uncontrollable flows of oil, natural gas or well fluids, fires, formations with abnormal pressures, pollution, releases of toxic gas and other environmental hazards and risks. As customary with industry practice, we maintain insurance against some, but not all, of these hazards and risks. The occurrence of such an event or events not fully covered by insurance could have a material adverse affect on our business. In addition, our operations are dependent upon the availability of certain resources, including drilling rigs, water, chemicals, tubulars and other materials necessary to support our capital development plans and maintenance requirements. The lack of availability of one or more of these resources at an acceptable price could have a material adverse affect on our business.

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

Hedging of Oil and Natural Gas Prices

We enter into hedging arrangements covering a portion of our future production to limit volatility and increase the predictability of cash flow. Hedging instruments are generally fixed price swaps but have at times included or may include collars, puts and options on futures. While hedging limits our exposure to adverse price movements, hedging limits the benefit of price increases and is subject to a number of risks, including the risk the counterparty to the hedge may not perform. The Company may be required to provide margin deposits to its counterparties if the unrealized losses on its oil and gas hedges exceed the credit thresholds established by its counterparties. Such deposits may reduce the Company’s financial flexibility.

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

Key Members Of Management

The Company’s success is highly dependent on its senior management personnel, of which only one is currently subject to an employment contract. The loss of one or more of these individuals could have a material adverse effect on the Company.

Office and Operations Facilities

The Company leases its principal executive offices at 1625 Broadway, Denver, Colorado 80202. The lease covers approximately 57,000 square feet and expires in August 2008. The monthly rent is approximately $94,000. The Company owns an 11,000 square foot production facility in Platteville, Colorado used to support its Wattenberg Field operations. Elysium maintains five field offices in the areas of its operations. The Company owns an 11,000 square foot field office in Velma, Oklahoma, a 2,400 square foot field office in Hinton, Oklahoma, and a 16,000 square foot field office in Canadian, Texas used to support its Mid Continent operations. The Company also owns a 2,600 square foot field office in Farmington, New Mexico used to support its San Juan Basin operations.

Employees

On December 31, 2003, the Company had 400 employees, including 281 that work in its field offices. None of these employees are represented by a labor union. The Company believes its relationships with its employees are satisfactory.

ITEM 2.	PROPERTIES

General

During 2003, the Company’s production averaged 274.0 MMcfe per day, of which 191.2 MMcfe per day or 70% was attributed to the Wattenberg Field of Colorado’s D-J Basin. Accordingly, the Company’s proved reserves at December 31, 2003 were concentrated primarily in Wattenberg. The Company also has proven reserves associated with its Elysium acquisition made in late 2000, and the Le Norman, Bravo, LNP, and Cordillera acquisitions made in 2002 and 2003 which comprise the Company’s Mid Continent assets. The following table sets forth summary information with respect to estimated proved reserves at December 31, 2003.

	Pre-tax Present Value 10% (a)
	Amount (In thousands)%		Oil (MBbls)	Natural Gas (MMcf)	Total (MMcfe)%
Wattenberg	$1,574,491	58	36,421	592,508	811,032	54
Mid Continent	802,777	30	30,452	278,429	461,142	30
San Juan	173,352	6	349	131,937	134,032	9
Central and Other	153,841	6	14,725	21,460	109,808	7

Total	$2,704,461	100%	81,947	1,024,334	1,516,014	100%

(a)	Pre-tax Present Value 10% does not include the effects of future income taxes or future plugging and abandonment costs, as is required in computing the standardized measure of discounted future net cash flows more fully described in Note (13) Unaudited Supplemental Oil and Gas Reserve Information to the financial statements.

The following table sets forth summary information with respect to oil and natural gas production for the year ended December 31, 2003.

	Oil (MBbls)	Natural Gas (MMcf)	Total (MMcfe)%
Wattenberg	2,846	52,715	69,789	70
Mid Continent	1,484	10,700	19,607	20
San Juan	5	903	936	1
Central and Other	1,402	1,252	9,664	9

Total	5,737	65,570	99,996	100%

Wattenberg

The Company’s reserves are primarily concentrated in the Wattenberg Field, which is located in the D-J Basin of north central Colorado. Discovered in 1970, the field is located approximately 35 miles northeast of Denver and stretches over portions of Adams, Boulder, Broomfield and Weld counties. One of the most attractive features of Wattenberg is the presence of multiple productive formations. In a section only 4,500 feet thick, there are up to eight potentially productive formations. Three of the formations, the Codell, Niobrara and J-Sand, are considered “blanket” zones in the area of the Company’s holdings, while others, such as the D-Sand, Dakota and the shallower Shannon, Sussex and Parkman, are more localized. While these zones may be present, any particular property’s productivity is dependent on the reservoir properties peculiar to its location. Such productivity may be uneconomic.

Drilling in Wattenberg is considered low risk from the perspective of finding oil and gas reserves, with better than 98% of the wells drilled encountering sufficient quantities of reserves to be completed as economic producers. In May 1998, the COGCC adopted new spacing rules for the Wattenberg Field that greatly enhanced the Company’s ability to more efficiently develop its properties. The rule also eliminated costly and time-consuming procedures required for certain development activities. All formations in Wattenberg can now be drilled, produced and commingled from any or all of ten “potential drilling locations” on a 320 acre parcel.

In 2003, development expenditures in Wattenberg totaled $92.1 million. The Company’s current Wattenberg activities are primarily focused on the development of J-Sand reserves through drilling new wells or deepening within existing wellbores and refracing or trifracing existing Codell wells. A refrac consists of the restimulation of a producing formation within an existing wellbore to enhance production and add incremental reserves. These projects and continued success with the production enhancement program allowed the Company to increase its production and to add proved reserves in 2003 in what is considered a mature field.

During 2003, the Company drilled or deepened 39 wells to the J-Sand formation in Wattenberg. The cost of drilling and completing a J-Sand well approximates $350,000 while a completed deepening within an existing wellbore costs roughly $225,000. The reserves associated with a typical J-Sand well are more prolific than those of a Codell/Niobrara, with over 95% of such per well reserves comprised of natural gas. Consequently, the economics of a J-Sand project are more dependent on gas prices. At December 31, 2003, the Company had over 270 proven J-Sand drilling locations or deepening projects in inventory. The Company plans to drill or deepen approximately 37 wells to the J-Sand in 2004.

The Company performed 433 refracs in Wattenberg during 2003. The refrac program continues to be focused primarily on the Codell formation. A typical refrac costs approximately $140,000. At December 31, 2003, the Company had approximately 1,100 proven refrac projects. The Company plans to perform approximately 450 refrac projects in 2004.

The Company performed 51 trifracs in Wattenberg during 2003. The trifrac program, which is effectively a refrac of a refrac, was initiated in 2003 with encouraging results. A typical trifrac costs approximately $130,000. The Company is in the early stages of evaluating the trifrac program and expects to perform approximately 50 trifracs in 2004. At December 31, 2003, the Company had over 200 proven trifrac projects in inventory.

The Company also performed 14 recompletions and drilled 41 Codell wells in the D-J Basin in 2003. The Company had an additional 600 Codell / J-Sand / Sussex proven recompletion opportunities and over 600 Codell new drill opportunities at December 31, 2003. During 2003, numerous well workovers, reactivations, and commingling of zones were performed. These projects, combined with the new drills, deepenings and refracs, were an integral part of the 2003 capital development program and helped fuel the 44% increase in the Company’s production over the prior year. The Company estimates it had over 700 of these minor projects in inventory at year-end 2003.

At December 31, 2003, the Company had working interests in approximately 3,300 gross (3,140 net) producing oil and gas wells in the D-J Basin with estimated proved reserves of 811.0 Bcfe, including 36.4 million barrels of oil and 592.5 Bcf of gas. Daily production from these properties averaged 191,201 Mcfe, comprised of 7,797 barrels and 144,423 Mcf per day in 2003. Based on a capital of $210.0 million, the Company anticipates spending $110.0 million in Wattenberg in 2004.

Mid Continent

In November 2002, Patina acquired the stock of Le Norman Energy Corporation for $62.0 million and the issuance of 513,200 shares of the Company’s common stock. Le Norman’s properties are located primarily in the Anadarko and Ardmore-Marietta Basins of Oklahoma. The Le Norman properties primarily produce oil. At the date of the acquisition, Le Norman held a 30% interest in an affiliated entity, Le Norman Partners (“LNP”). In December 2002, Patina acquired the stock of Bravo Natural Resources, Inc., a Delaware corporation, for $119.0 million. Bravo’s properties are primarily located in Hemphill County, Texas and Custer and Caddo Counties of western Oklahoma, within the Anadarko Basin. The Bravo properties primarily produce natural gas. In March 2003, the Company acquired the remaining 70% interest in LNP for $39.7 million. LNP’s properties are located in Stephens, Garvin, and Carter Counties of Southern Oklahoma and produce primarily oil. In October 2003, the Company acquired Cordillera Energy Partners, LLC (“Cordillera”) for $243.0 million, comprised of $239.0 million and the issuance of five year warrants to purchase 1,000,000 shares of Patina common stock for $22.50 per share. The Cordillera properties are primarily located in the Mid Continent, the San Juan Basin, and the Permian Basin, and primarily produce natural gas. Together the Le Norman, Bravo, LNP, and certain Cordillera properties comprise the Company’s Mid Continent assets.

The Loco Field is comprised of fourteen contiguous sections located in Stephens and Jefferson Counties, Oklahoma. The Field was discovered in 1913, producing from shallow oil formations at depths ranging from 60 feet to 1,300 feet. Secondary recovery operations were implemented in the Field beginning with the unitization of the Loco Unit in 1956. The sediments draped over this anticline include productive intervals on more than twenty lenticular sandstone intervals. Based on the average net pay of other completed wells in the area, a typical infill well will encounter in excess of 100 feet of net productive pay, although not necessarily assured on a single well basis. The Company acquired interests in the Field as part of the Le Norman acquisition. The Company drilled 76 wells in the Field in 2003 with plans to drill approximately 40 wells in 2004. Simultaneously, an expansion of the secondary recovery operations is underway with the installation of new injection facilities at the central tank batteries, along with the conversion of numerous producers to water injectors.

The Santa Fe Field, located in Stephens County, Oklahoma, was discovered in 1917. The Field covers approximately thirteen contiguous sections, targeting shallow oil formations with productive sediments at depths ranging from 100 feet up to 1,200 feet. Certain portions of the Field are under secondary recovery while others remain on primary production. The productive intervals are comprised of over twenty lenticular sands, routinely exhibiting porosities greater than 30% with an average well exhibiting approximately 90 feet of net pay. Interests in the Field were acquired as part of the Le Norman acquisition. The Company also holds various rights to certain deeper horizons in the Field. The Company drilled 39 wells in the Field in 2003 and plans to drill three wells and to continue to evaluate additional exploitation opportunities in the Field in 2004. The Company will continue to optimize and implement secondary recovery operations in the Field where permitted by the Oklahoma Corporation Commission.

The Company acquired interests in the Buffalo Wallow Field as part of the Bravo acquisition. The Field is located in Hemphill County in the Texas Panhandle. The primary producing horizons, which generally produce natural gas, are comprised of various intervals in the Granite Wash sequence. The productive intervals are comprised of a series of stratigraphically trapped sands with an average gross interval of 700 feet. Based on the average net pay of other completed wells in the area, an average well will contain 100 feet to 250 feet of net pay, although not necessarily assured on a single well basis. The Field is currently being developed on 40 acre spacing. However, the Company believes a portion of the Field could be down spaced to include 20 acre locations. The Company drilled 41 wells in the Field in 2003 and plans to drill approximately 40 wells in 2004.

The Eakly-Weatherford Field is located in western Oklahoma in Caddo and Custer Counties within the Anadarko Basin. Productive intervals include the Skinner, Red Fork, and Morrow producing sands ranging at depths of 10,000 feet to 14,000 feet. The deeper Springer series sands are also productive in the area at depths of approximately 15,000 feet. Interests in the Field were acquired as part of the Bravo acquisition and were increased with the Cordillera acquisition. The Company drilled three wells in the Field in 2003 and plans to drill approximately six wells in the Field during 2004 while continuing its evaluation of the acreage position. Various wells in the Field exhibit productive behind pipe intervals that are expected to eventually be exploited.

In the fourth quarter of 2003, the Company acquired interests in the Elm Grove Field as part of the Cordillera acquisition. The Field is located within the central part of the Anadarko Basin in Caddo and Blaine Counties of Oklahoma. The two main producing reservoirs in the Field are the Red Fork and Springer Sandstones ranging at depths of 11,000 feet to 13,000 feet. Additionally, the Company is currently evaluating future potential in several horizons in the Field, including the Marchand, Skinner, and Hunton formations. The Company plans to drill approximately four wells in the Field during 2004.

In the fourth quarter of 2003, the Company acquired interests in the South Thomas Field as part of the Cordillera acquisition. The Field is located in Blaine and Custer Counties in western Oklahoma and is primarily comprised of Red Fork production at a depth of approximately 10,600 feet, with additional potential in the deeper Morrow Sandstone. The Company plans to drill two wells in the Field during 2004.

During 2003, development expenditures for the Mid Continent region totaled $57.1 million for the drilling or deepening of 190 wells, eight refracs, and 12 recompletions. At December 31, 2003, estimated proved reserves attributed to the Mid Continent region totaled 461.1 Bcfe, including 30.5 million barrels of oil and 278.4 Bcf of gas. Daily production from these properties averaged 53,718 Mcfe, comprised of 4,067 barrels and 29,316 Mcf per day in 2003. Based on a capital budget of $210.0 million, the Company anticipates spending $70.0 million in the Mid Continent region in 2004.

San Juan

As a result of the Cordillera acquisition in October 2003, the Company established a presence in the San Juan Basin which is located in northwestern New Mexico and southwestern Colorado. The Basin is believed to contain the second largest deposit of natural gas reserves in North America. Within the Basin, gas production has been established across a broad area from multiple Cretaceous sandstone reservoirs and coalbeds occurring at depths ranging from 1,500 feet to 9,000 feet. Most of the gas is produced from the Dakota Sandstone, the Mesaverde Group, the Pictured Cliffs Sandstone, and from coals in the Fruitland Formation. The Company’s assets consist of two relatively large consolidated acreage blocks in the northwestern and eastern parts of the Basin, with scattered acreage in the south-central portion, all in New Mexico. In each of these areas, natural gas is being produced from multiple reservoirs within one or more of the main gas producing formations.

The La Plata Field is in the northwestern part of the San Juan Basin and gas production is generally limited to the Mesaverde Group between 4,000 feet and 5,000 feet, and the Dakota Sandstone between 6,600 feet and 7,500 feet. Natural gas production in the Dakota Sandstone occurs across the entire block, whereas the Mesaverde Group gas production is confined mostly to the northeastern two-thirds of the acreage. Future gas production from these formations will come from additional development locations and possible infill drilling. Some coalbed methane is being produced from the Fruitland coals, and additional Fruitland coal development locations are possible within the La Plata acreage block.

The Jicarilla Field is located in the eastern part of the San Juan Basin on the Jicarilla Apache Reservation. Across this acreage block, natural gas is being produced from the Pictured Cliffs Sandstone at 3,900 feet, the Mesaverde Group between 5,500 feet and 6,200 feet, the Gallup Sandstone at 7,300 feet, and the Dakota Sandstone between 8,200 feet and 8,500 feet. Additional development locations and possible infill drilling targeting the main producing reservoirs may add gas reserves to the Jicarilla acreage block.

During 2003, development expenditures for the San Juan Basin totaled $1.3 million. At December 31, 2003, estimated proved reserves attributed to the San Juan Basin totaled 134.0 Bcfe, including 349,000 barrels of oil and 131.9 Bcf of gas. Based on a capital budget of $210.0 million, the Company anticipates spending $15.0 million in the San Juan Basin in 2004 for the drilling of approximately 19 wells.

Central Region and Other

In late 2000, Patina acquired various property interests out of a bankruptcy through Elysium Energy, L.L.C., a New York limited liability company, in which the Company initially held a 50% interest. The Elysium properties primarily produce oil. Elysium sold certain properties in the Lake Washington Field in Louisiana for $30.5 million in March 2001 ($15.25 million net to the Company). In January 2003, the Company acquired the remaining 50% interest of the joint venture for $25.8 million, simultaneously divesting the remainder of Lake Washington and all California assets. In late 2003, the Company sold its interests in various Louisiana fields for approximately $8.6 million. At December 31, 2003, the oil and gas properties were located primarily in central Kansas and the Illinois Basin, with minor interests remaining in Louisiana and Texas.

During 2001, the Company accumulated acreage positions in three Rocky Mountain basins and acquired a producing field in West Texas (collectively, “grassroots projects”). The intent was to aggregate prospects with significant reserve potential and long-term development prospects. As the grassroots projects comprise an insignificant portion of the Company’s current production, reserves, and expected future growth, they have become non-strategic to the Company. During late 2003, the Company exchanged its interests in the Wyoming prospect for certain oil and gas properties in Wattenberg and sold its interests in the coalbed methane project in Utah. In early 2004, the Company sold its interests in the West Texas project.

These properties and remaining grassroots project comprise the Company’s “Central Region and Other” areas of operations. During 2003 development expenditures for the Central Region and Other properties totaled $25.6 million for the drilling or deepening of 79 wells and performing 91 recompletions, primarily in the Illinois Basin, Kansas and Texas. Daily production from these properties averaged 26,477 Mcfe, comprised of 3,841 barrels and 3,431 Mcf per day in 2003. At December 31, 2003, estimated proved reserves totaled 109.8 Bcfe, including 14.7 million barrels of oil and 21.5 Bcf of gas. Based on a capital budget of $210.0 million, the Company anticipates spending $15.0 million on these properties in 2004.

Proved Reserves

The following table sets forth estimated net proved reserves for the three years ended December 31, 2003.

	December 31,
	2001	2002	2003
Oil (MBb1)
Developed
Producing	14,898	26,185	43,653
Non-producing	13,322	15,648	14,475

Total Developed	28,220	41,833	58,128
Undeveloped	3,884	15,495	23,819

Total	32,104	57,328	81,947

Natural gas (MMcf)
Developed
Producing	272,848	361,000	516,577
Non-producing	157,639	161,227	179,672

Total Developed	430,487	522,227	696,249
Undeveloped	96,053	235,295	328,085

Total	526,540	757,522	1,024,334

Total MMcfe	719,164	1,101,491	1,516,014

Pretax PV10% Value	$527,184	$1,484,936	$2,704,461

Standardized Measure	$390,939	$1,010,350	$1,781,019

Oil price (Bbl)	$19.72	$30.51	$31.16
Gas price (Mcf)	$2.35	$3.67	$5.54

The following table sets forth the estimated pretax future net revenues as of year-end 2003 from the production of proved reserves and the pretax present value discounted at 10% of such revenues, net of estimated future capital costs, including an estimate of $201.3 million of future development costs (comprised of $81.9 of expenditures on proved developed non-producing properties and $119.4 million in expenditures on proved undeveloped properties) in 2004 (in thousands):

	December 31, 2003
Future Net Revenues	Developed	Undeveloped	Total
2004	$407,483	$(41,579)	$365,904
2005	356,347	30,805	387,152
2006	339,995	68,276	408,271
Remainder	2,666,708	1,491,370	4,158,078

Total	$3,770,533	$1,548,872	$5,319,405

Pretax PV10% Value (a)	$2,111,979	$592,482	$2,704,461

(a)	The after tax present value discounted at 10% of the proved reserves totaled $1.8 billion at year-end 2003.

At December 31, 2003 the Wattenberg Field represents 58% of the pretax PV10% value and 811.0 Bcfe or 54% of Patina’s proved reserves.

The quantities and values in the preceding tables are based on constant prices in effect at December 31, 2003, which averaged $31.16 per barrel of oil and $5.54 per Mcf of gas. These wellhead average prices were based on year-end NYMEX prices of $32.52 per barrel and $6.19 per MMBtu. Price declines decrease reserve values by lowering the future net revenues attributable to the reserves and reducing the quantities of reserves that are recoverable on an economic basis. Price increases have the opposite effect. A significant decline in the prices of oil and/or natural gas could have a material adverse effect on the Company’s financial condition and results of operations.

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

Future prices received from production and future production costs will vary, perhaps significantly, from the prices and costs assumed for purposes of these estimates. There can be no assurance that the proved reserves will be developed within the periods indicated or that prices and costs will remain constant. There can be no assurance that actual production will equal the estimated amounts used in the preparation of reserve projections.

The present values shown should not be construed as the current market value of the reserves. The quantities and values shown in the preceding tables are based on oil and natural gas prices in effect on December 31, 2003. The value of the Company’s assets is in part dependent on the prices the Company receives for oil and natural gas, and a significant decline in the price of oil or gas could have a material adverse effect on the Company’s financial condition and results of operations. The 10% discount factor used to calculate present value, which is specified by the Securities and Exchange Commission (the “SEC”), is not necessarily the most appropriate discount rate, and present value, no matter what discount rate is used, is materially affected by assumptions as to timing of future production, which may prove to be inaccurate. For properties operated by the Company, an allocation of certain overhead charges has been included in operating costs. In addition, the calculation of estimated future net revenues does not take into account the effect of various cash outlays, including, among other things all general and administrative overhead costs and interest expense.

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

The proved oil and gas reserves and future revenues as of December 31, 2003 were audited by Netherland, Sewell & Associates, Inc. (“NSAI”). On an annual basis, the Company files the Department of Energy Form EIA-23, “Annual Survey of Oil and Gas Reserves,” as required by operators of domestic oil and gas properties. There are differences between the reserves as reported on Form EIA-23 and reserves as reported herein. Form EIA-23 requires that operators report on total proved developed reserves for operated wells only and that the reserves be reported on a gross operated basis rather than on a net interest basis.

Producing Wells

The following table sets forth the producing wells in which the Company owned a working interest at December 31, 2003. Wells are classified as oil or natural gas wells according to their predominant production stream.

Principal Production Stream	Gross Wells	Net Wells
Wattenberg
Oil	2,643	2,511
Natural gas	661	628

Total	3,304	3,139

Mid Continent
Oil	2,198	1,035
Natural gas	995	484

Total	3,193	1,519

San Juan
Oil	—	—
Natural gas	210	150

Total	210	150

Central and Other
Oil	917	838
Natural gas	128	114

Total	1,045	952

Total
Oil	5,758	4,384
Natural gas	1,994	1,376

Total	7,752	5,760

The Company had 215 wells (207 net) in Wattenberg, 889 wells (655 net) in the Mid Continent region, two wells (two net) in the San Juan Basin, and 938 wells (845 net) in the Central Region and Other areas that were shut-in at December 31, 2003. The Company’s average working interest in the Wattenberg wells was approximately 95%, the average working interest in the Mid Continent wells was approximately 48%, and the average working interest in the San Juan wells was 74%. As of December 31, 2003, the Company operated approximately 5,800 gross (5,500 net) producing wells.

Drilling Results

The following table sets forth the number of wells drilled or deepened by the Company during the past three years. During 2001, the Company drilled or deepened 68 development wells (64 net) in Wattenberg, drilled 16 development wells (eight net) in the Illinois Basin and drilled nine development coalbed methane wells (five net) in Utah. During 2002, the Company drilled or deepened 66 development wells (62 net) in Wattenberg, drilled 24 development wells (12 net) in the Illinois Basin, drilled or deepened 16 development wells (eight net) in Kansas, and two wells (one net) in California, drilled 33 development wells (31 net) in the Mid Continent region, and drilled four gas wells on its grassroots projects (four net). The Company also drilled five exploratory coalbed methane wells (five net) in northwest Colorado. During 2003, the Company drilled or deepened 80 development wells (75 net) in Wattenberg, drilled 190 development wells (170 net) in the Mid Continent region, drilled one well (zero net) in the San Juan Basin, and drilled 74 development wells (73 net) in Other areas. The information should not be considered indicative of future performance, nor should it be assumed that there is necessarily any correlation between the number of productive wells drilled, quantities of reserves found or economic value. Productive wells are those that produce commercial quantities of hydrocarbons whether or not they produce a reasonable rate of return.

	2001	2002	2003
Productive
Gross	93.0	140.0	345.0
Net	77.0	114.0	318.0
Dry
Gross	0.0	4.0	5.0
Net	0.0	2.0	5.0

At December 31, 2003, the Company had eight wells (eight net) in Wattenberg, 25 wells (14 net) in the Mid Continent region, and six wells (six net) in the Central and Other areas waiting on completion.

Acreage

The following table sets forth the leasehold acreage held by the Company at December 31, 2003. Undeveloped acreage is acreage held under lease, permit, contract or option that is not in a spacing unit for a producing well, including leasehold interests identified for development or exploratory drilling. Developed acreage is acreage assigned to producing wells. The significant majority of the Company’s leases on undeveloped acreage have no term expiration as they are held by current production from offsetting wells.

	Developed		Undeveloped
	Gross	Net	Gross	Net
Colorado	201,900	180,300	68,900	59,400
Oklahoma	275,400	93,800	68,300	26,500
Texas	74,800	46,000	32,500	15,300
Wyoming	10,000	1,000	14,200	9,200
Michigan	—	—	29,100	28,800
Other	16,900	9,400	19,900	5,300
New Mexico	25,900	17,700	6,700	3,000
Illinois / Indiana	45,500	37,400	8,000	8,000
Kansas	2,700	2,500	11,500	10,500
Louisiana / Texas	17,700	5,200	24,800	6,800

Total	670,800	393,300	283,900	172,800

ITEM 3.	LEGAL PROCEEDINGS

The Company is a party to various lawsuits incidental to its business, none of which are anticipated to have a material adverse impact on its financial position or results of operations.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2003.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED SECURITY HOLDER MATTERS

The Company’s Common Stock is listed on the New York Stock Exchange (“NYSE”) under the symbol “POG”. In June 2002, a 5-for-4 stock split was effected in the form of a 25% stock dividend to common stockholders. In June 2003, the Company declared another 5-for-4 stock split which was effected in the form of a 25% stock dividend to common stockholders. In February 2004, the Company declared a 2-for-1 stock split in which shareholders received an additional share of the Company’s common stock for every share held. All share and per share amounts for all periods have been restated to reflect the 5-for-4 and 2-for-1 stock dividends and split. The following represent the high and low sales prices of the Company’s Common Stock during the respective periods.

	Common Stock
	High	Low
2002
First Quarter	$10.19	$7.90
Second Quarter	11.98	10.08
Third Quarter	11.56	8.32
Fourth Quarter	13.94	10.69
2003
First Quarter	$13.95	$11.92
Second Quarter	16.72	12.83
Third Quarter	19.00	14.21
Fourth Quarter	25.38	18.23

On March 5, 2004, the closing price of the Common Stock was $26.33.

Holders of Record

As of February 23, 2004, there were 125 holders of record of the common stock and 69.7 million shares outstanding, exclusive of the 2.5 million common shares held in treasury stock through the Company’s deferred compensation plan.

Dividends

Adjusted for the stock dividends and split, following is a schedule of quarterly cash dividends paid on the common stock since the dividend was initiated in December 1997:

	Quarter
	First	Second	Third	Fourth	Total
1997	$—	$—	$—	$0.0032	$0.0032
1998	0.0032	0.0032	0.0032	0.0032	0.0128
1999	0.0032	0.0032	0.0032	0.0064	0.0160
2000	0.0064	0.0064	0.0064	0.0128	0.0320
2001	0.0128	0.0128	0.0128	0.0160	0.0544
2002	0.0160	0.0200	0.0200	0.0240	0.0800
2003	0.0240	0.0300	0.0300	0.0400	0.1240

The continuation of cash dividends and the amounts thereof will depend upon the Company’s earnings, financial condition, capital requirements and other factors. Under the terms of its bank credit agreement, the Company had $66.9 million available for dividends and or other restricted payments as of December 31, 2003. The amount available for dividends and other restricted payments increases quarterly by 20% of cash flow, as defined.

Securities Authorized for Issuance under Equity Compensation Plans

The following table includes information regarding the Company’s equity compensation plans as of the year ended December 31, 2003 (a):

Plan category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders (stock option plan)	6,457,800	$9.19	2,917,200
Equity compensation plans not approved by security holders	—	—	—

Total	6,457,800	$9.19	2,917,200

(a) Although the Company does not maintain a formal plan, common stock may be issued to officers and key employees in lieu of cash for bonuses. All such issuances are approved by the Compensation Committee, which is comprised of five independent directors. Issuances to Named Employees are disclosed in the Company’s proxy statements.

Recent Sales of Unregistered Securities

The following table includes information regarding securities issued under the Company’s Stock Purchase Plan:

Year	Number of shares issued	Weighted-average share price	Cash proceeds
2003	—	$—	$—
2002	557,500	$8.94	$4,985,000
2001	306,000	$6.40	$1,958,000

Shares issued under the Company’s Stock Purchase Plan are made available to officers and directors of the Company at a discount to market (generally the purchase price has been set at 75% of market price). The number of shares made available for purchase is approved by the Company’s Compensation Committee of the Board of Directors on an annual basis. All such shares are restricted from any sale for a period of one year from the date of purchase. The Stock Purchase Plan was suspended as of December 31, 2002. For further information see Note (7) to the accompanying consolidated financial statements.

In conjunction with the Le Norman acquisition in November 2002, the Company issued 513,200 shares of common stock to the sellers. In conjunction with the Cordillera acquisition in October 2003, the Company issued 1.0 million five year warrants to purchase the Company’s Common Stock for $22.50 per share. No cash proceeds were received by the Company for either of these two issuances.

ITEM 6.	SELECTED FINANCIAL DATA

The following table presents selected historical financial data of the Company for the five-year period ended December 31, 2003. All share and per share amounts for all periods presented have been restated to reflect the 5-for-4 stock splits which were effected in the form of a stock dividend to common stockholders of record in June 2002 and June 2003 and the 2-for-1 stock split in February 2004. Future results may differ substantially from historical results because of changes in oil and gas prices, production increases or declines and other factors. This information should be read in conjunction with the financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations, presented elsewhere herein. The data reflects the acquisition of 50% of Elysium in November 2000, Le Norman in November 2002, Bravo in December 2002, the remaining 50% of Elysium in January 2003, Le Norman Partners in March 2003, and Cordillera Energy Partners in October 2003.

	As of or for the Year Ended December 31,
	1999	2000	2001	2002	2003
	(In thousands except per share data)
Statement of Operations Data
Revenues	$91,666	$150,342	$214,173	$222,407	$406,717
Expenses
Lease operating	11,902	13,426	25,356	27,986	54,082
Production taxes	6,271	10,628	13,462	11,751	28,726
Exploration	666	293	513	2,171	6,207
General and administrative	6,212	7,165	10,994	12,714	19,034
Interest and other	10,844	10,117	7,034	2,762	9,395
Impairment of hedges	—	—	6,370	—	—
Loss on sale of oil and gas properties	—	—	—	—	7,223
Deferred compensation adjustments	2,167	12,734	3,236	9,983	33,110
Depletion, depreciation and amortization	40,744	40,600	49,916	66,162	98,119

Total expenses	78,806	94,963	116,881	133,529	255,896

Pretax income	12,860	55,379	97,292	88,878	150,821
Provision for income taxes	—	12,953	35,025	31,171	57,312
Cumulative effect of accounting change	—	—	—	—	2,613

Net income	$12,860	$42,426	$62,267	$57,707	$90,896

Net income per share
Basic	$0.13	$0.75	$1.00	$0.88	$1.33

Diluted	$0.12	$0.61	$0.93	$0.84	$1.28

Weighted average shares outstanding
Basic	47,705	52,325	62,392	65,933	68,170
Diluted	49,263	68,433	67,290	68,970	71,062
Cash dividends per common share	$0.016	$0.032	$0.054	$0.080	$0.124
Balance Sheet Data
Current assets	$19,350	$39,368	$40,671	$49,222	$102,032
Oil and gas properties, net	308,035	355,904	378,011	637,258	1,068,660
Total assets	330,765	422,578	455,524	719,090	1,196,291
Current liabilities	19,108	30,867	45,065	69,072	142,544
Debt	132,000	177,000	77,000	200,000	416,000
Stockholders’ equity	159,922	160,151	249,574	298,580	330,512
Cash Flow Data
Net cash provided by operating activities	$49,660	$109,384	$172,777	$152,157	$271,825
Net cash used in investing activities	(23,669)	(86,134)	(82,357)	(282,392)	(470,881)
Net cash from financing activities	(35,451)	(21,223)	(92,823)	131,905	197,681

The following tables set forth unaudited summary financial results on a quarterly basis for the last two years.

	2002
(In thousands, except per share data)	First	Second	Third	Fourth
Revenues	$51,886	$50,693	$51,646	$68,182
Lease operating expenses	7,154	6,582	6,397	7,853
Production taxes	2,056	2,877	2,715	4,102
General and administrative	2,593	3,453	2,506	4,162
Deferred compensation adjustment	4,317	1,752	348	3,566
Depletion, depreciation and amortization	14,795	16,169	16,625	18,572
Net income	13,077	12,387	13,973	18,270
Net income per share (1)
Basic	$0.20	$0.19	$0.21	$0.27
Diluted	0.19	0.18	0.20	0.26
Average daily production
Oil (Bbl)	8,044	8,416	8,644	10,731
Gas (Mcf)	128,189	130,624	137,359	149,089
Equivalent Mcfe	176,450	181,122	189,221	213,476
Average realized prices
Oil (Bbl)	$23.26	$24.96	$24.69	$24.96
Gas (Mcf)	2.70	2.68	2.43	3.03
Equivalent Mcfe	3.02	3.09	2.89	3.37

	2003
(In thousands, except per share data)	First	Second	Third	Fourth
Revenues	$89,967	$92,418	$99,180	$125,153
Lease operating expenses	10,698	13,948	14,420	15,016
Production taxes	6,485	6,407	7,155	8,679
General and administrative	4,446	4,237	4,355	5,997
Deferred compensation adjustment	1,058	8,861	5,966	17,226
Depletion, depreciation and amortization	21,087	23,270	24,571	29,191
Cumulative effect of accounting change	2,613	—	—	—
Net income	23,982	20,288	25,019	21,607
Net income per share (1)
Basic	$0.35	$0.30	$0.37	$0.31
Diluted	0.34	0.29	0.35	0.30
Average daily production
Oil (Bbl)	13,385	16,165	15,777	17,505
Gas (Mcf)	160,516	168,274	179,880	209,367
Equivalent Mcfe	240,824	265,264	274,542	314,398
Average realized prices
Oil (Bbl)	$26.73	$25.60	$25.45	$25.60
Gas (Mcf)	3.97	3.48	3.68	4.11
Equivalent Mcfe	4.13	3.77	3.87	4.16

(1)	Adjusted for the June 2002 and June 2003 25% stock dividends (5-for-4 splits) and the February 2004 2-for-1 stock split.

The total of the earnings per share for each quarter does not equal the earnings per share for the full year, either because the calculations are based on the weighted average shares outstanding during each of the individual periods or rounding.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Patina Oil & Gas Corporation (“Patina” or the “Company”) is a rapidly growing independent energy company engaged in the acquisition, development and exploitation of oil and natural gas properties within the continental United States. The Company’s properties and oil and gas reserves are principally located in relatively long-lived fields with well-established production histories. The properties are primarily concentrated in the Wattenberg Field (“Wattenberg”) of Colorado’s Denver-Julesburg Basin (“D-J Basin”), the Mid Continent region of southern Oklahoma and the Texas Panhandle, and the San Juan Basin.

The Company seeks to increase its reserves, production, revenues, net income and cash flow in a cost-efficient manner primarily through: (i) further Wattenberg development; (ii) accelerated development of the recently acquired Mid Continent and San Juan Basin properties; (iii) selective pursuit of further consolidation and acquisition opportunities, and (iv) generation and exploitation of exploration and development projects with a focus on projects near currently owned productive properties.

During 2003, the Company achieved excellent results in several key areas:

•	Daily production increased 44% from 190.1 MMcfe per day in 2002 to 274.0 MMcfe per day in 2003. The Company’s Wattenberg properties contributed 25% of this increase, while the full year benefit of production from Mid Continent properties acquired in 2002 and additional production from Mid Continent properties acquired in 2003 contributed nearly 60%.

•	Revenues increased 83% from $222.4 million in 2002 to $406.7 million in 2003 primarily due to the 44% increase in production and a 29% increase in realized oil and gas prices. Net income increased 58% from $57.7 million in 2002 to $90.9 million in 2003. Cash flow from operations increased 79% from $152.2 million in 2002 to $271.8 million in 2003.

•	Proved Reserves increased 38% from 1.1 Tcfe to 1.5 Tcfe, with acquisitions and ongoing development and performance revisions contributing 374 Bcfe and 163 Bcfe, respectively. In addition, oil and gas prices increased reserves 14 Bcfe. The reserve increases were offset by 100 Bcfe of production and 36 Bcfe of reserves sold. Exclusive of the impact of higher prices, the Company replaced over 500% of production in 2003 at a finding and development cost of $0.88 per Mcfe.

•	The Company spent $176.1 million on the further development of its properties, as follows:

	Expenditures	Drillings/ Deepenings	Refracs	Trifracs	Recompletions
Wattenberg	$92.1	80	433	51	14
Mid Continent	57.1	190	8	—	12
San Juan	1.3	1	—	—	3
Central and Other	25.6	79	—	—	91

Total	$176.1

•	The Company spent $307.3 million on acquisitions which were primarily comprised of $23.1 million, $39.7 million, and $239.0 million on the Elysium, LNP, and Cordillera acquisitions, respectively. Through these acquisitions and those completed in late 2002, the Company materially diversified its asset base by increasing its presence in the Mid Continent and adding a third core area in the San Juan Basin.

Based on a $210.0 million capital budget for 2004 combined with the benefits of the acquisitions made in 2003, the Company expects production to increase by approximately 17% to 20% in the coming year.

Critical Accounting Policies and Estimates

The Company’s discussion and analysis of its financial condition and results of operations are based upon consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. The Company bases its estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. The Company believes the following critical accounting policies reflect its more significant judgments and estimates used in the preparation of its consolidated financial statements. The Company recognizes revenues from the sale of oil and gas in the period delivered. We provide an allowance for doubtful accounts for specific receivables we judge unlikely to be collected. The Company utilizes the successful efforts method of accounting for its oil and gas properties. Leasehold costs are capitalized when incurred. Unproved properties are assessed periodically within specific geographic areas and impairments in value are charged to expense. Exploratory expenses, including geological and geophysical expenses and delay rentals, are charged to expense as incurred. Exploratory drilling costs are capitalized, but charged to expense if the well is determined to be unsuccessful. Costs of productive wells, unsuccessful developmental wells and productive leases are capitalized and amortized on a unit-of-production basis through depletion, depreciation and amortization expense over the life of the associated oil and gas reserves. Oil and gas property costs are periodically evaluated for possible impairment. Impairments are recorded when management believes that a property’s net book value is not recoverable based on current estimates of expected future cash flows. Depletion, depreciation and amortization of oil and gas properties and the periodic assessments for impairment are based on underlying oil and gas reserve estimates and future cash flows using then current oil and gas prices combined with operating and capital development costs. There are numerous uncertainties inherent in estimating quantities of proved oil and gas reserves and in projecting future rates of production and timing of development expenditures. The Company regularly enters into commodity derivative contracts and fixed-price physical contracts to manage its exposure to oil and gas price volatility. The contracts, which are generally placed with major financial institutions or with counter parties which management believes to be of high credit quality, may take the form of futures contracts, swaps or options. The oil and gas reference prices of these contracts are based upon oil and natural gas futures, which have a high degree of historical correlation with actual prices received by the Company. Currently, the Company’s oil and gas swap contracts are designated as cash flow hedges.

Factors Affecting Financial Condition and Liquidity

Liquidity and Capital Resources

During 2003, the Company spent $176.1 million on the further development of properties and $307.3 million on acquisitions. Acquisition expenditures were primarily comprised of $23.1 million and $39.7 million on the Elysium and Le Norman Partners purchases, respectively, and $239.0 million on the Cordillera acquisition, exclusive of $4.0 million attributed to the warrants issued. Development expenditures included $92.1 million in Wattenberg for the drilling or deepening of 39 J-Sand wells, the drilling of 41 Codell wells, and performing 433 Codell refracs, 51 Codell trifracs and 14 recompletions, $57.1 million on the further development of the Mid Continent (Le Norman, Le Norman Partners, Bravo, and certain Cordillera properties) for the drilling or deepening of 190 wells, and performing eight refracs and 12 recompletions, $1.3 million in the San Juan Basin, and $25.6 million on other properties (primarily in Illinois and Kansas), primarily for drilling or deepening 79 wells and performing 91 recompletions. These acquisitions and projects, and the continued success in production enhancement allowed production to increase 44% over the prior year. On October 1, 2003, the Company expended $243.0 million on the Cordillera acquisition. The Cordillera properties are primarily located in the Mid Continent, the San Juan Basin, and the Permian Basin and primarily produce gas. The decision to increase or decrease development activity is heavily dependent on the prices being received for production.

At December 31, 2003, the Company had $1.2 billion of assets. Total capitalization was $746.5 million, of which 44% was represented by stockholders’ equity and 56% by bank debt. During 2003, net cash provided by operations totaled $271.8 million, as compared to $152.2 million in 2002 ($279.8 million and $158.9 million prior to changes in working capital, respectively). At December 31, 2003, there were no significant commitments for capital expenditures. Based upon a $210.0 million capital budget for 2004, the Company expects production to continue to increase in the coming year. The level of these and other future expenditures is largely discretionary, and the amount of funds devoted to any particular activity may increase or decrease significantly, depending on available opportunities and market conditions. The Company plans to finance its ongoing development, acquisition and exploration expenditures and additional equity repurchases using internal cash flow, proceeds from asset sales and bank borrowings. In addition, joint ventures or future public and private offerings of debt or equity securities may be utilized.

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

The following summarizes the Company’s contractual obligations at December 31, 2003 and the effect such obligations are expected to have on its liquidity and cash flow in future periods (in thousands):

	Less than One Year	1 – 3 Years	3 – 5 Years	After 5 Years	Total
Long term debt	$—	$—	$416,000	$—	$416,000
Firm transportation agreement	582	1,164	1,164	8,776	11,686
Non-cancelable operating leases	1,207	2,961	2,541	—	6,709

Total contractual cash obligations	$1,789	$4,125	$419,705	$8,776	$434,395

Banking

The following summarizes the Company’s borrowings and availability under its revolving credit facility (in thousands):

	December 31, 2003
	Borrowing Base	Outstanding	Available
Revolving Credit Facility	$500,000	$416,000	$84,000

In January 2003, the Company entered into an Amended Bank Credit Agreement (the “Credit Agreement”). The Credit Agreement is a revolving credit facility for up to $500.0 million. The amount available under the facility is adjusted semi-annually, each May 1 and November 1, and equaled $500.0 million at December 31, 2003. Patina had $84.0 million available under the Credit Agreement at December 31, 2003.

The Company may elect that all or a portion of the credit facility bear interest at a rate equal to: (i) the LIBOR rate for one, two, three or six months plus a margin which fluctuates from 1.25% to 1.90%, or (ii) the prime rate plus a margin which fluctuates from 0.00% to 0.65%. The margins are determined by a debt to EBITDA ratio, as defined. The weighted average interest rate under the facility was 2.7% during 2003 and 2.7% at December 31, 2003.

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

The Credit Agreement contains financial covenants, including but not limited to a maximum total debt to EBITDA ratio, as defined, and a minimum current ratio. It also contains negative covenants, including but not limited to restrictions on indebtedness; certain liens; guaranties, speculative derivatives and other similar obligations; asset dispositions; dividends, loans and advances; creation of subsidiaries; investments; leases; acquisitions; mergers; changes in fiscal year; transactions with affiliates; changes in business conducted; sale and leaseback and operating lease transactions; sale of receivables; prepayment of other indebtedness; amendments to principal documents; negative pledge causes; issuance of securities; and non-speculative commodity hedging. At December 31, 2002 and 2003, the Company was in compliance with the covenants. Borrowings under the Credit Agreement mature in January 2007, but may be prepaid at anytime. The Company had a restricted payment basket under the Credit Agreement of $66.9 million as of December 31, 2003, which may be used to repurchase equity securities, pay dividends or make other restricted payments.

Cash Flow

The Company’s principal sources of cash are operating cash flow and bank borrowings. The Company’s cash flow is highly dependent on oil and gas prices. Pricing volatility will be somewhat reduced as the Company has entered into hedging agreements covering part of its expected production for 2004, 2005, and 2006, respectively. The $176.1 million of development expenditures for 2003 were funded entirely with internal cash flow. The $307.3 million of acquisition expenditures were largely funded by bank borrowings, somewhat offset by current year cash flow from operations. The 2004 capital budget of $210.0 million, comprised primarily of $110.0 million of development expenditures in Wattenberg, $70.0 million in the Mid Continent region, $15.0 million in the San Juan Basin, and $15.0 million on the Central and Other properties, is expected to increase production by approximately 17% to 20%. The purchase price for the Elysium acquisition was $23.1 million and the purchase price for the LNP properties was $39.7 million. On October 1, 2003, the Company acquired the Cordillera properties for $243.0 million, comprised of $239.0 million of cash funded with borrowings under the Company’s bank facility and the issuance of five year warrants to purchase 1,000,000 shares of Patina common stock for $22.50 per share. On December 31, 2003, the Company had $416.0 million outstanding under its bank facility. As such, exclusive of any other acquisitions or significant equity repurchases, management expects to reduce long-term debt and fund the development program with internal cash flow.

Net cash provided by operating activities in 2001, 2002 and 2003 was $172.8 million, $152.2 million and $271.8 million, respectively. Cash flow from operations decreased in 2002 due to the decline in average oil and gas prices, partially offset by increased production. Cash flow from operations increased in 2003 due to the 44% increase in oil and gas equivalent production and the 29% increase in average oil and gas prices received. Lease operating expenses, production taxes, general and administrative expenses and interest expense all increased as a result of the acquisitions made in the fourth quarter of 2002 (Le Norman and Bravo), the first quarter of 2003 (Elysium and Le Norman Partners), and the fourth quarter of 2003 (Cordillera). Operating cash flows in 2002 and 2003 were benefited by $3.5 million and $10.6 million, respectively, due to the tax deduction generated from the exercise and same day sale of stock options.

Net cash used in investing activities in 2001, 2002 and 2003 totaled $82.4 million, $282.4 million and $470.9 million, respectively. Capital expenditures in 2001 were largely comprised of development expenditures of $77.3 million ($65.6 million in Wattenberg) and the initiation of our grassroots projects, somewhat offset by $16.5 million of proceeds from sales of assets, primarily Elysium’s properties in the Lake Washington Field in Louisiana. The increase in expenditures in 2002 was due to the Mid Continent acquisitions for total cash consideration of $180.4 million and the increase in development expenditures to $97.4 million ($82.2 million in Wattenberg). The further increase in expenditures in 2003 was primarily due to incurring $307.3 million of acquisition costs primarily related to Elysium, Le Norman Partners, and Cordillera acquisitions, the $52.5 million increase in development expenditures on the Mid Continent properties, the $9.9 million increase in development expenditures in Wattenberg, and the $15.0 million increase in development expenditures on the Central and Other properties.

Net cash used in financing activities in 2001 was $92.8 million, while net cash provided by financing activities was $131.9 million and $197.7 million in 2002 and 2003, respectively. Sources of financing have been primarily bank borrowings. During 2001, the combination of operating cash flow, proceeds from the exercise of the Company’s $4.00 warrants for $36.0 million, refinancing of the Elysium loan, and proceeds from the sale of the Lake Washington properties, allowed the Company to repay $100.0 million of bank debt, repurchase $51.5 million of equity securities and fund capital development and acquisition expenditures of $88.1 million. In 2002, the Company borrowed $123.0 million of bank debt. These borrowings were used in conjunction with operating cash flow and proceeds of $14.4 million from Stock Purchase Plan purchases and the exercise of Company stock options to fund the Le Norman and Bravo acquisitions and capital development expenditures of $97.4 million. During 2003, the combination of operating cash flow, bank borrowings of $216.0 million and $9.3 million in proceeds from the issuance of common stock, allowed the Company to fund net capital development and acquisition expenditures of $466.5 million, repurchase $17.2 million in common stock and pay common stock dividends of $8.8 million.

Capital Requirements

During 2003, $466.5 million of capital, net of $16.9 million of property sales, was expended, including $176.1 million on development projects and $307.3 million on acquisitions. Development expenditures represented approximately 63% of internal cash flow (defined as net cash provided by operations before changes in working capital). The Company manages its capital budget with the goal of funding it with internal cash flow. The 2004 development capital budget of $210.0 million is expected to increase production by approximately 17% to 20%. Based on current futures prices for oil and natural gas, the Company expects its 2004 capital program to be funded with internal cash flow. The purchase price for the Elysium acquisition was $23.1 million, the purchase price for the LNP properties was $39.7 million, and the purchase price for the Cordillera Acquisition was $243.0 million, comprised of $239.0 million of cash funded with borrowings under the Company’s bank facility and the issuance of five year warrants to purchase 1.0 million shares of Patina common stock for $22.50 per share. As such, exclusive of any other acquisitions or significant equity repurchases, management expects to reduce long-term debt in 2004. Development and exploration activities are highly discretionary, and, for the foreseeable future, management expects such activities to be maintained at levels equal to or below internal cash flow.

Hedging

The Company periodically enters into interest rate derivative contracts to help manage its exposure to interest rate volatility. The contracts are placed with major financial institutions or with counterparties which management believes to be of high credit quality. The Company interest rate swap contracts are designated as cash flow hedges. During the fourth quarter of 2003, the Company entered into LIBOR swap contracts to fix the interest rate on $100.0 million of the Company’s LIBOR based floating rate bank debt for one year and an additional $100.0 million for two years. At December 31, 2003, the net unrealized pretax gains on these contracts totaled $421,000 ($261,000 gain net of $160,000 of deferred taxes) based on LIBOR futures prices at December 31, 2003.

The Company regularly enters into hedging agreements to reduce the impact on its operations of fluctuations in oil and gas prices. All such contracts are entered into solely to hedge prices and limit volatility. The Company’s current policy is to hedge between 50% and 75% of its production, when futures prices justify, on a rolling 12 to 36 month basis. At December 31, 2003, hedges were in place covering 78.8 Bcf at prices averaging $4.00 per MMBtu and 12.2 million barrels of oil averaging $25.03 per barrel. The estimated fair value of the Company’s oil and gas hedge contracts that would be realized on termination approximated a net unrealized pretax loss of $88.4 million ($54.8 million loss net of $33.6 million of deferred taxes) at December 31, 2003. The combined net unrealized losses from the Company’s oil, gas, and interest rate hedges are presented on the balance sheet as a current asset of $137,000, a non-current asset of $1.9 million, a current liability of $62.3 million, and a non-current liability of $27.6 million based on contract expiration. The gas contracts settle monthly through December 2005 while the oil contracts settle monthly through December 2006. Gains or losses on both realized and unrealized hedging transactions are determined as the difference between the contract price and a reference price, generally NYMEX for oil and the Colorado Interstate Gas (“CIG”) index, ANR Pipeline Oklahoma (“ANR”) index, Panhandle Eastern Pipeline (“PEPL”) index and El Paso San Juan (“EPSJ”) index for natural gas. Transaction gains and losses are determined monthly and are included as increases or decreases in oil and gas revenues in the period the hedged production is sold. Any ineffective portion of such hedges is recognized in earnings as it occurs. Net pretax gains relating to these derivatives were $4.1 million and $20.4 million in 2001 and 2002 and a pretax loss of $50.4 million in 2003, respectively. Effective January 1, 2001, the unrealized gains (losses) on open hedging positions were recorded at an estimate of fair value which the Company based on a comparison of the contract price and a reference price, generally NYMEX, CIG, ANR, PEPL or EPSJ on the Company’s balance sheet in Accumulated other comprehensive income (loss), a component of Stockholders’ Equity.

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

	Average Prices
	Oil	Natural Gas	Equivalent Mcf
	(Per Bbl)	(Per Mcf)	(Per Mcfe)
Annual
1999	$17.71	$2.21	$2.40
2000	29.16	3.69	3.96
2001	24.99	3.42	3.63
2002	25.71	2.23	2.81
2003	30.17	4.21	4.49

Quarterly

2002
First	$21.02	$2.06	$2.45
Second	25.72	2.25	2.81
Third	27.74	1.74	2.53
Fourth	27.51	2.80	3.34

2003
First	$33.33	$4.26	$4.69
Second	28.18	4.02	4.27
Third	29.40	4.27	4.49
Fourth	30.30	4.27	4.53

Results of Operations

Comparison of 2003 to 2002. Revenues for 2003 totaled $406.7 million, an 83% increase from the prior year. Net income for 2003 totaled $90.9 million compared to $57.7 million in 2002. The increases in revenue and net income were due to higher oil and gas prices and production.

Average daily oil and gas production in 2003 totaled 15,720 barrels and 179.6 MMcf (274.0 MMcfe), an increase of 44% on an equivalent basis from 2002. The rise in production was due to the continued development activity in Wattenberg, the benefits of the Le Norman and Bravo acquisitions made in late 2002, and the Elysium, LNP, and Cordillera acquisitions made in 2003, respectively. During 2003, the Company drilled or deepened 80 wells, performed 433 refracs, 51 trifracs and 14 recompletions in Wattenberg, compared to 66 new wells or deepenings and 447 refracs and 11 recompletions in Wattenberg in 2002. During the 2003, the Company drilled or deepened 190 wells and performed eight refracs and 12 recompletions on its Mid Continent properties, compared to 33 new drills or deepenings and no recompletions for 2002. Based on a $210.0 million capital budget for 2004 combined with the benefits of the acquisitions made in 2003, the Company expects production to increase by approximately 17% to 20% in the coming year. The following table sets forth summary information with respect to oil and natural gas production for the years ended December 31, 2002 and 2003:

	Oil (Bbls per day)			Gas (Mcfs per day)			Total (Mcfe per day)
	2002	2003	Change	2002	2003	Change	2002	2003	Change
Wattenberg	6,405	7,797	1,392	132,177	144,423	12,246	170,602	191,201	20,599
Mid Continent	365	4,067	3,702	1,844	29,316	27,472	4,029	53,718	49,689
San Juan	—	15	15	—	2,474	2,474	—	2,564	2,564
Central and Other	2,195	3,841	1,646	2,355	3,431	1,076	15,535	26,477	10,942

Total	8,965	15,720	6,755	136,376	179,644	43,268	190,166	273,960	83,794

Average realized oil prices increased 5.2% from $24.52 per barrel in 2002 to $25.80 in 2003. Average realized gas prices increased 40% from $2.72 per Mcf in 2002 to $3.82 in 2003. Average oil prices include hedging losses of $3.9 million or $1.19 per barrel and $25.1 million or $4.37 per barrel in 2002 and 2003, respectively. Average gas prices included hedging gains of $24.3 million or $0.49 per Mcf in 2002 and hedging losses of $25.3 million or $0.39 per Mcf in 2003. The following table sets forth summary information with respect to oil and natural gas prices for the years ended December 31, 2002 and 2003:

	Oil $/Bbls			Gas $/Mcf			Total $/Mcfe
	2002	2003	Change	2002	2003	Change	2002	2003	Change
Wattenberg	$26.29	$31.42	$5.13	$2.20	$4.02	$1.82	$2.69	$4.32	$1.63
Mid Continent	26.12	28.28	2.16	4.12	5.12	1.00	4.25	4.94	0.69
San Juan	—	25.11	25.11	—	4.16	4.16	—	4.17	4.17
Central and Other	23.95	29.66	5.71	2.48	4.23	1.75	3.76	4.85	1.09

Subtotal	25.71	30.17	4.46	2.23	4.21	1.98	2.81	4.49	1.68
Hedging	(1.19)	(4.37)	(3.18)	0.49	(0.39)	(0.88)	0.29	(0.50)	(0.79)

Total	$24.52	$25.80	$1.28	$2.72	$3.82	$1.10	$3.10	$3.99	$0.89

Lease operating expenses totaled $54.1 million or $0.54 per Mcfe for 2003 compared to $28.0 million or $0.40 per Mcfe in the prior year. The increase in operating expenses was primarily attributed to additional operating expenses incurred as a result of increasing oil production associated with the recent acquisitions. Production taxes totaled $28.7 million or $0.29 per Mcfe in 2003 compared to $11.8 million or $0.17 per Mcfe in 2002. The $16.9 million increase was a result of higher oil and gas prices and production.

General and administrative expenses in 2003 totaled $19.0 million, an increase of $6.3 million or 50% from 2002. The increase was largely attributed to additional employees hired in conjunction with the recent acquisitions.

Interest and other expenses increased to $9.4 million in 2003, an increase of 240% from the prior year. Interest expense increased as a result of higher average debt balances in conjunction with the acquisitions made in late 2002 and early 2003, somewhat offset by lower average interest rates. The Company’s average interest rate in 2003 was 2.7% compared to 2.9% in 2002.

Loss on sale of oil and gas properties for 2003 totaled $7.2 million and related to the sale of the Company’s non-operated interests in a coalbed methane project in Utah.

Deferred compensation adjustment totaled $33.1 million in 2003, an increase of $23.1 million from the prior year. The increase relates to the increase in value of the Company’s common shares and other investments held in a deferred compensation plan over 2002. The Company’s common stock price appreciated by 93% or $11.84 per share in 2003 versus an increase of 44% or $3.86 per share in 2002.

Depletion, depreciation and amortization expense for 2003 totaled $98.1 million, an increase of $32.0 million or 48% from 2002. Depletion expense totaled $94.1 million or $0.94 per Mcfe for 2003 compared to $64.7 million or $0.93 per Mcfe for 2002. The increase in depletion expense resulted from the 44% increase in oil and gas production in 2003. Depreciation and amortization expense for 2003 totaled $2.7 million or $0.03 per Mcfe compared to $1.4 million or $0.02 per Mcfe in 2002. Accretion expense related to the adoption of SFAS No. 143 totaled $1.3 million in 2003 compared to zero in 2002, as the statement was not effective until January 1, 2003.

Provision for income taxes for 2003 totaled $57.3 million, an increase of $26.1 million from the same period in 2002. The increase was due to higher earnings and an increase in the effective tax rate. The Company recorded a 38% tax provision for 2003 compared to a 35% tax provision in 2002. The Company expects to record a 38% provision for income taxes in 2004. The increase in the effective tax rate was due to the expiration of Section 29 tax credits as of December 31, 2002.

The Company adopted Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations,” on January 1, 2003. The cumulative effect of change in accounting principle of $2.6 million (net of $1.6 million deferred taxes) in 2003 reflects accretion that would have been recorded if the Company had always been under the requirements of SFAS No. 143.

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

Average daily oil and gas production in 2002 totaled 8,965 barrels and 136.4 MMcf (190.2 MMcfe), an increase of 22% on an equivalent basis from 2001. The rise in production was due to the increased level of capital expenditures in Wattenberg and to a lesser extent from the Le Norman and Bravo properties purchased in the fourth quarter of 2002. During 2002, 66 wells were drilled or deepened and 447 refracs and 11 recompletions were performed in Wattenberg, compared to 68 new wells or deepenings and 323 refracs and seven recompletions in 2001. The Company drilled or deepened 38 wells and performed 52 recompletions on the Elysium properties during 2002. The Company also drilled 33 wells on the recently acquired Mid Continent properties in 2002. The Company drilled four wells and five coal bed methane wells in 2002 on its grassroots projects compared to nine coal bed methane wells in 2001. The following table sets forth summary information with respect to oil and natural gas production for the years ended December 31, 2001 and 2002:

	Oil (Bbls per day)			Gas (Mcfs per day)			Total (Mcfe per day)
	2001	2002	Change	2001	2002	Change	2001	2002	Change
Wattenberg	5,101	6,405	1,304	110,286	132,177	21,891	140,893	170,602	29,709
Mid Continent	—	365	365	—	1,844	1,844	—	4,029	4,029
Central and Other	2,190	2,195	5	2,049	2,355	306	15,186	15,535	349

Total	7,291	8,965	1,674	112,335	136,376	24,041	156,079	190,166	34,087

Average realized oil prices decreased 5% from $25.72 per barrel in 2001 to $24.52 in 2002. Average realized gas prices decreased 22% from $3.48 per Mcf in 2001 to $2.72 in 2002. Average oil prices include hedging gains of $1.9 million or $0.73 per barrel in 2001 and hedging losses of $3.9 million or $1.19 per barrel in 2002. Average gas prices included hedging gains of $2.1 million or $0.05 per Mcf in 2001 and $24.3 million or $0.49 per Mcf in 2002. The following table sets forth summary information with respect to oil and natural gas prices for the years ended December 31, 2001 and 2002:

	Oil $/Bbls			Gas $/Mcf			Total $/Mcfe
	2001	2002	Change	2001	2002	Change	2001	2002	Change
Wattenberg	$25.51	$26.29	$0.78	$3.42	$2.20	$(1.22)	$3.60	$2.69	$(0.91)
Mid Continent	—	26.12	26.12	—	4.12	4.12	—	4.25	4.25
Other	23.78	23.95	0.17	4.02	2.48	(1.54)	3.97	3.76	(0.21)

Subtotal	24.99	25.71	0.72	3.43	2.23	(1.20)	3.64	2.81	(0.83)
Hedging	0.73	(1.19)	(1.92)	0.05	0.49	0.44	0.07	0.29	0.22

Total	$25.72	$24.52	$(1.20)	$3.48	$2.72	$(0.76)	$3.71	$3.10	$(0.61)

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

Deferred compensation adjustment totaled $10.0 million in 2002, an increase of $6.7 million from the prior year. The increase relates to the greater increase in value of the Company’s common shares and other investments held in a deferred compensation plan during 2002. The Company’s common stock price appreciated by 44% or $3.86 per share in 2002 versus 15% or $1.12 per share in 2001.

Depletion, depreciation and amortization expense for 2002 totaled $66.2 million, an increase of $16.2 million or 33% from 2001. Depletion expense totaled $64.7 million or $0.93 per Mcfe for 2002 compared to $48.9 million or $0.86 per Mcfe for 2001. The increase in depletion expense resulted primarily from the 22% increase in oil and gas production in 2002 and a higher depletion rate. The depletion rate was increased in the fourth quarter of 2001 in conjunction with the completion of the year-end 2001 reserve report. The increase reflected the lower oil and gas reserves resulting from lower year-end oil and gas prices. Depreciation and amortization expense in 2002 totaled $1.4 million compared to $1.0 million in 2001 or $0.02 per Mcfe for both years.

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

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of SFAS No. 123.” SFAS No. 148 amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on the reported results. SFAS No. 148 was effective for the Company’s year ended December 31, 2002 and for interim financial statements commencing in 2003. The adoption of this pronouncement did not have an impact on the Company’s financial condition or results of operations.

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

Historically, the Company has included oil and gas lease acquisition costs as a component of oil and gas properties. In the event the FASB determines that costs associated with mineral rights are required to be classified as intangible assets, approximately $580.8 million of the Company’s oil and gas property acquisition costs may be required to be separately classified on its balance sheets as intangible assets. However, the Company currently believes that its results of operations and financial condition would not be affected since such intangible assets would continue to be depleted and assessed for impairment in accordance with existing successful efforts accounting rules and impairment standards. The Company does not believe the classification of oil and gas lease acquisition costs as intangible assets would have any impact on the Company’s compliance with covenants under its debt agreements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Commodity Price Risk

The Company’s major market risk exposure is in the pricing applicable to its oil and gas production. Realized pricing is primarily driven by the prevailing domestic price for oil and spot prices applicable to the Rocky Mountain and Mid Continent regions for its natural gas production. Historically, prices received for oil and gas production have been volatile and unpredictable. Pricing volatility is expected to continue. Natural gas price realizations during 2003, exclusive of any hedges, ranged from a monthly low of $3.45 per Mcf to a monthly high of $5.37 per Mcf. Oil prices, exclusive of any hedges, ranged from a monthly low of $27.35 per barrel to a monthly high of $35.15 per barrel during 2003. A significant decline in prices of oil or natural gas could have a material adverse effect on the Company’s financial condition and results of operations.

In 2003, a 10% reduction in oil and gas prices, excluding oil and gas quantities that were fixed through hedging transactions, would have reduced revenues by $14.2 million. If oil and gas future prices at December 31, 2003 had declined by 10%, the net unrealized hedging losses at that date would have decreased by $70.8 million (from $88.4 million to $17.6 million).

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

The Company entered into various swap contracts for oil based on NYMEX prices, recognizing losses of $3.9 million and $25.1 million in 2002 and 2003, respectively, and a gain of $1.9 million in 2001, related to these contracts. The Company entered into various swap contracts for natural gas based on the Colorado Interstate Gas (“CIG”), ANR Pipeline Oklahoma (“ANR”), Panhandle Eastern Pipeline (“PEPL”), and the El Paso San Juan (“EPSJ”) indexes, recognizing a loss of $25.3 million in 2003, and gains of $2.1 million and $24.3 million in 2001 and 2002, respectively, related to these contracts.

At December 31, 2003, the Company was a party to swap contracts for oil based on NYMEX prices covering approximately 14,350 barrels of oil per day for 2004 at fixed prices ranging from $23.03 to $29.40 per barrel. These swaps are summarized in the table below. The overall weighted average hedged price for the swap contracts is $24.85 per barrel for 2004. The Company also entered into swap contracts for oil for 2005 and 2006 as of December 31, 2003, which are summarized in the table below. The net unrealized losses on these contracts totaled $40.8 million based on NYMEX futures prices at December 31, 2003.

At December 31, 2003, the Company was a party to swap contracts for natural gas based on CIG, EPSJ, ANR and Panhandle Eastern Pipeline (“PEPL”) index prices covering approximately 129,500 MMBtu’s per day for 2004 at fixed prices ranging from $2.83 to $5.64 per MMBtu. The overall weighted average hedged price for the swap contracts is $4.04 per MMBtu for 2004. The Company also entered into natural gas swap contracts for 2005 as of December 31, 2003, which are summarized in the table below. The net unrealized losses on these contracts totaled $47.6 million based on futures prices at December 31, 2003.

At December 31, 2003, the Company was a party to the fixed price swaps summarized below:

	Oil Swaps (NYMEX)			Natural Gas Swaps (CIG Index)
Time Period	Daily Volume Bbl	$/Bbl	Unrealized Gain (Loss) ($/thousands)	Daily Volume MMBtu	$/MMBtu	Unrealized Gain (Loss) ($/thousands)
01/01/04 - 03/31/04	13,450	25.44	$(7,991)	95,000	4.23	$(8,363)
04/01/04 - 06/30/04	14,350	24.93	(7,277)	90,000	3.58	(6,078)
07/01/04 - 09/30/04	14,750	24.69	(6,207)	90,000	3.57	(6,630)
10/01/04 - 12/31/04	14,800	24.43	(5,555)	77,000	3.93	(4,995)

2005	13,700	24.78	(12,833)	55,000	3.65	(10,553)
2006	5,400	26.11	(971)	—	—	—

	Natural Gas Swaps (ANR/PEPL Indexes)			Natural Gas Swaps (EPSJ Index)
Time Period	Daily Volume MMBtu	$/MMBtu	Unrealized Gain (Loss) ($/thousands)	Daily Volume MMBtu	$/MMBtu	Unrealized Gain (Loss) ($/thousands)
01/01/04 - 03/31/04	31,800	4.90	$(2,510)	7,300	4.86	$(262)
04/01/04 - 06/30/04	33,500	4.35	(1,700)	8,300	4.16	(255)
07/01/04 - 09/30/04	34,700	4.31	(1,842)	9,000	4.15	(303)
10/01/04 - 12/31/04	32,700	4.52	(1,659)	8,600	4.36	(277)

2005	25,000	4.52	(1,688)	6,000	4.11	(448)

The Company is required to provide margin deposits to its counterparties when the unrealized losses on its oil and gas hedges exceed the credit thresholds established by its counterparties. At December 31, 2002 and 2003, the Company had zero and $9.9 million, respectively, on deposit with its counterparties. These amounts are included in Inventory and other in the accompanying consolidated balance sheets.

Basis Differentials

The Company sells the majority of its gas production based on the Colorado Interstate Gas (“CIG”) index. The realized price of the Company’s gas and that of other Rocky Mountain producers has historically traded at a discount to NYMEX gas. This discount is referred to as a “basis differential” and averaged $1.25 per MMBtu discount from NYMEX in 2002, ranging from a discount of $0.30 per MMBtu in January 2002 to a discount of $2.49 per MMBtu in October 2002. The CIG basis differential for 2003 averaged $1.35 per MMBtu discount from NYMEX, ranging from a discount of $0.42 per MMBtu in December 2003 to a discount of $4.12 per MMBtu in March 2003. Based on futures prices as of December 31, 2003, the CIG basis differential for 2004 averages an $0.80 per MMBtu discount, ranging from a discount of $1.04 per MMBtu in January 2004 to a discount of $0.64 per MMBtu in December 2004. The decrease in the CIG basis differential is believed to be in part due to the pipeline expansions made in 2003 (primarily the Kern River expansion of 900 MMBtu per day in May 2003) resulting in an increase in gas pipeline capacity for transportation out of the Rocky Mountain region.

Interest Rate Risk

At December 31, 2003, the Company had $416.0 million outstanding under its credit facility with an average interest rate of 2.7%. The Company may elect that all or a portion of the credit facility bear interest at a rate equal to: (i) LIBOR for one, two, three or six months plus a margin which fluctuates from 1.25% to 1.90% or (ii) the prime rate plus a margin which fluctuates from 0.00% to 0.65%. The weighted average interest rate under the facility approximated 2.7% during 2003. Assuming no change in the amount outstanding at December 31, 2003, the annual impact on interest expense of a ten percent change in the average interest rate would be approximately $690,000, net of tax. As the interest rate is variable and is reflective of current market conditions, the carrying value approximates the fair value.

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

ITEM 9.	CHANGE IN ACCOUNTANTS AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Patina’s principal executive officer and principal financial officer have evaluated the effectiveness of Patina’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) and 15d-15(c) of the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this Annual Report on Form 10-K. Based upon their evaluation, they have concluded that the Company’s disclosure controls and procedures are effective. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls, since the date the controls were evaluated.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

The directors and officers are listed below with a description of their experience and certain other information. Each director was elected for a one-year term at the Company’s 2003 annual stockholders’ meeting of stockholders. Officers are appointed by the Board of Directors.

Directors and Executive Officers

The following table sets forth certain information about the officers and directors of the Company:

Name	Age	Position
Thomas J. Edelman	53	Chairman and Chief Executive Officer, Chairman of the Board
Jay W. Decker	52	President and Director
David J. Kornder	43	Executive Vice President and Chief Financial Officer
Andrew M. Ashby	48	Senior Vice President - Operations
David D. Le Norman (1)	41	Senior Vice President - Business Development
Barton R. Brookman	41	Vice President
James A. Lillo	49	Vice President
Terry L. Ruby	45	Vice President
Donald R. Shaw	45	Vice President
David W. Siple	44	Vice President
Jeffrey L. Berenson	53	Director
Robert J. Clark	59	Director
Elizabeth K. Lanier	52	Director
Alexander P. Lynch	51	Director
Paul M. Rady	50	Director

(1)	Mr. Le Norman resigned on March 1, 2004.

Thomas J. Edelman founded the Company and has served as Chairman of the Board, Chairman and Chief Executive Officer since its formation. He co-founded SOCO and was its President from 1981 through early 1997. From 1980 to 1981, he was with The First Boston Corporation and from 1975 through 1980, with Lehman Brothers Kuhn Loeb Incorporated. Mr. Edelman received his Bachelor of Arts Degree from Princeton University and his Masters Degree in Finance from Harvard University’s Graduate School of Business Administration. Mr. Edelman serves as Chairman of Bear Cub Investments LLC and is a Director of Star Gas Corporation.

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

Andrew M. Ashby has served as Senior Vice President since November 2001. From 2000 to 2001, Mr. Ashby served as Executive Vice President and Chief Operating officer for Omega Oil Company. From 1997 to 2000, Mr. Ashby served as the Vice President of Operations for Westport Oil and Gas, a public independent oil company. From 1989 to 1997, Mr. Ashby worked as a drilling consultant on various international oil projects. Prior to that, Mr. Ashby worked for Amoco Production Company as a petroleum engineer and an exploration geologist. Mr. Ashby received his Bachelor of Science Degree in Geological Engineering from the Colorado School of Mines.

David D. Le Norman has served as Senior Vice President since joining the Company in November 2002. From 1995 to 2002, Mr. Le Norman was the President and founder of Le Norman Energy Corporation until it was acquired by the Company in November 2002. From 1987 to 1995, Mr. Le Norman worked in various engineering and business development capacities at Texaco. Mr. Le Norman received his Bachelor of Science Degree in Petroleum Engineering from the University of Wyoming and his M.B.A. from Oklahoma City University. Mr. Le Norman resigned on March 1, 2004.

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

Terry L. Ruby has served as a Vice President since 1996. Prior to that time, Mr. Ruby served as a senior landman of Gerrity beginning in 1992 and was appointed Vice President – Land in 1995. From 1990 to 1992, Mr. Ruby worked for Apache Corporation and from 1982 to 1990, he was employed by Baker Exploration Company. Mr. Ruby received his Bachelor of Science Degree in Minerals Land Management from the University of Colorado and his M.B.A. from the University of Denver.

Donald R. Shaw has served as a Vice President – Technology since December 2003. From 1996 to 2002, he has served the Company in various engineering capacities. From 2002 to 2003, he served the Company as Asset Development Manager. From 1988 to 1996, he served in various engineering capacities, including Asset Development Manager and DJ Basin Team Leader for Snyder Oil Corporation. Prior to that, he worked for several independent consulting firms. Mr. Shaw received his Bachelor of Science Degree in Geological Engineering from the Colorado School of Mines.

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

Elizabeth K. Lanier has served as a Director since 1998. Ms. Lanier has been an Executive Vice President – Corporate Affairs, General Counsel and Corporate Secretary for US Airways Group, Inc. since April 2003. From April 2002 through December 2002, Ms. Lanier served as Senior Vice President, General Counsel of Trizec Properties, Inc., a public real estate investment trust. Ms. Lanier served as Vice President and General Counsel of General Electric Power Systems from 1998 until March 2002. From 1996 to 1998, Ms. Lanier served as Vice President and Chief of Staff of Cinergy Corp. Ms. Lanier received her Bachelor of Arts Degree with honors from Smith College and her Juris Doctor from Columbia Law School where she was a Harlan Fiske Stone Scholar. Ms. Lanier was awarded an Honorary Doctorate of Technical Letters by Cincinnati Technical College and an Honorary Doctorate of Letters from the College of Mt. St. Joseph. From 1982 to 1984 she was an associate with Frost & Jacobs, a law firm in Cincinnati, Ohio and a partner from 1984 to 1996. From 1977 to 1982 she was with the law firm of Davis Polk & Wardwell in New York City. She is past Chair of the Ohio Board of Regents.

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

The Board has established five committees to assist it in the discharge of its responsibilities.

Audit Committee. The Audit Committee reviews the professional services provided by independent public accountants and the independence of such accountants from management. This Committee also reviews the scope of the audit coverage, the quarterly and annual financial statements and such other matters with respect to the accounting, auditing and financial reporting practices and procedures as it may find appropriate or as have been brought to its attention. Messrs. Berenson, Clark, Lanier, Lynch and Rady are the members of the Audit Committee.

Compensation Committee. The Compensation Committee reviews and approves officers’ salaries and administers the bonus, incentive compensation and stock option plans. The Committee advises and consults with management regarding benefits and significant compensation policies and practices. This Committee also considers nominations of candidates for officer positions. The members of the Compensation Committee are Messrs. Berenson, Clark, Lanier, Lynch and Rady.

Governance and Nominating Committee. The Governance and Nominating Committee identifies, reviews and recommends candidates for Board membership, determines the composition of the Board and its committees, develops corporate governance guidelines and oversees compliance with them, and monitors Board and management effectiveness. The members of the Governance and Nominating Committee are Messrs. Berenson, Clark, Lanier, Lynch and Rady.

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

Information with respect to officers’ compensation is incorporated herein by reference to the Company’s 2004 Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information with respect to security ownership of certain beneficial owners and management is incorporated herein by reference to the Company’s 2004 Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information with respect to principal accountant fees and services is incorporated herein by reference to the Company’s 2004 Proxy Statement.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENTS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)	1. and 2. Financial Statements and Financial Statement Schedules

The items listed in the accompanying index to financial statements are filed as part of this Annual Report on Form 10-K.

3. Exhibits.

The following documents are filed herewith or incorporated by reference as exhibits to this Annual Report on Form 10-K:

2.1	Amended and Restated Agreement and Plan of Merger dated as of January 16, 1996 as amended and restated as of March 20, 1996 (Incorporated by reference to Exhibit 2.1 to Amendment No. 1 to the Registration Statement on Form S-4 of the Company (Registration No. 333-572))

2.2	Agreement and Plan of Merger among Patina Oil & Gas Corporation, Patina Bravo Corporation, Bravo Natural Resources, Inc., and Certain of the Stockholders of Bravo Natural Resources, Inc. dated November 6, 2002 (Incorporated herein by reference to Exhibit 2.1 to the Company’s Form 8-K filed on December 9, 2002)

2.3	Purchase and Sale Agreement between Cordillera Energy Partners, LLC and Patina Oil & Gas Corporation dated August 25, 2003 (Incorporated herein by reference to Exhibit 2.1 to the Company’s Form 8-K filed on October 2, 2003)

3.1	Certificate of Incorporation (Incorporated herein by reference to the Exhibit 3.1 to the Company’s Registration Statement on Form S-4 (Registration No. 333-572))

3.2	Bylaws (Incorporated herein by reference to Exhibit 3.3 to the Company’s Registration Statement on Form S-4 (Registration No. 333-572))

3.3	Amended and Restated Bylaws of Patina Oil & Gas Corporation. (Incorporated herein by reference to Exhibit 3.2 of the Company’s Form 8-K filed on May 25, 2001)

3.4	Certificate of Ownership and Merger of Gerrity Oil & Gas Corporation with and into the Company, effective March 21, 1997 (Incorporated herein by reference to Exhibit 4.3 of the Company’s Form 10-Q for the quarter ended March 31, 1997)

4.1	Rights Agreement. (Incorporated herein by reference to Exhibit 3.2 of the Company’s Form 8-K filed on May 25, 2001)

10.1	Third Amended and Restated Credit Agreement dated January 28, 2003 by and among the Company, as Borrower, and Bank One, NA, as Administrative Agent, Wachovia Bank, National Association and Wells Fargo Bank, N.A., as Syndication Agents, Bank of America, N.A. and Credit Lyonnais New York Branch, as Documentation Agents, and certain commercial lending institutions (Incorporated herein by reference to Exhibit 10.1 of the Company’s Form 10-K filed on March 5, 2003)

10.1.1	First Amendment to the Third Amended and Restated Credit Agreement dated January 28, 2003 by and among the Company, as borrower, Bank One, NA, as Administrative Agent, and certain other financial institutions (Incorporated herein by reference to Exhibit 10.1.2 of the Company’s Form 10-Q filed on August 1, 2003)

10.1.2	Second Amendment to the Third Amended and Restated Credit Agreement dated October 1, 2003 by and among the Company, as Borrower, and Bank One, NA, as Administrative Agent, and certain other financial institutions (Incorporated herein by reference to Exhibit 10.1.3 to the Company’s Form 8-K filed on October 2, 2003)

10.2	Agreement and Plan of Reorganization by and among Patina Oil & Gas Corporation, Le Norman Energy Corporation, Patina Oklahoma Corp., and The Le Norman Shareholders dated October 23, 2002 (Incorporated herein by reference to Exhibit 10.1 of the Company’s Form 8-K filed on November 7, 2002)

10.3	Patina Oil & Gas Corporation Profit Sharing and Savings Plan and Trust, effective January 1, 1997 (Incorporated herein by reference to Exhibit 10.3 of the Company’s Form 10-K for the year ended, December 31, 1997)

10.4	Amended and Restated Patina Oil & Gas Corporation Deferred Compensation Plan for Select Employees as adopted May 1, 1996 and amended as of September 30, 1997 and further amended as of August 1, 2001. (Incorporated herein by reference to Exhibit 10.1 of the Company’s Form 10-Q for the quarter ended September 30, 2001)

10.5.1	Patina Oil & Gas Corporation 1998 Stock Purchase Plan. (Incorporated herein by reference to Exhibit 10.3.3 of the Company’s Form 10-K for the year ended December 31, 1997)

10.5.2	Amendment No. 1 to the Patina Oil & Gas Corporation 1998 Stock Purchase Plan. (Incorporated herein by reference to Exhibit 10.3 of the Company’s Form 10-Q for the quarter ended June 30, 1999)

10.5.3	Patina Oil & Gas Corporation 1996 Employee Stock Option Plan (Incorporated by reference to Exhibit 10.20 of the Company’s Registration Statement on Form S-4 (Registration No. 33300-572))

10.5.4	Amendment No. 1 to the 1996 Employee Stock Option Plan of Patina Oil & Gas Corporation. (Incorporated herein by reference to Exhibit 10.2 of the Company’s Form 10-Q for the quarter ended June 30, 1999)

10.6	Lease Agreement dated as of December 21, 2000 by and between Brookfield Denver, Inc., as landlord, and the Company, as tenant (Incorporated herein by reference to Exhibit 10.5.1 of the Company’s Form 10-K for the year ended December 31, 2000)

10.6.1	Amendment of Lease Agreement dated December 21, 2000 by and between Brookfield Denver, Inc., as landlord, and the Company, as tenant (Incorporated herein by reference to Exhibit 10.6.1 of the Company’s Form 10-K filed on March 5, 2003)

10.6.2	Second Amendment of Lease Agreement dated December 21, 2000 by and between Brookfield Denver, Inc., as landlord, and the Company, as tenant (Incorporated herein by reference to Exhibit 10.6.2 of the Company’s Form 10-K filed on March 5, 2003)

10.6.3	Third Amendment of Lease Agreement dated December 21, 2000 by and between Brookfield Denver, Inc., as landlord, and the Company, as tenant *

10.7	Employment Agreement dated July 31, 1997 by and between the Company and Thomas J. Edelman. (Incorporated herein by reference to Exhibit 10.7 of the Company’s Form 10-Q for the quarter ended September 30, 1997)

21.1	Subsidiaries of Registrant *

23.1	Consent of independent auditors *

23.2	Consent of independent reservoir engineers *

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of the Chief Executive Officer, dated March 9, 2004, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of the Chief Financial Officer, dated March 9, 2004, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

* -Filed herewith

(b)	Reports on Form 8-K.

The Company filed a current report on Form 8-K on October 1, 2003 to incorporate by reference a press release dated October 1, 2003 announcing the closing of the acquisition of Cordillera Energy Partners, L.L.C.

The Company filed a current report on Form 8-K/A amending the October 1, 2003 Form 8-K providing financial information as required by Item 7 for the acquisition of Cordillera Energy Partners, L.L.C.

The Company filed a current report on Form 8-K on October 30, 2003 to furnish the information required under Item 12 related to the Company’s September 30, 2003 press release announcing the Company’s financial results for the three months ended September 30, 2003.

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

PATINA OIL & GAS CORPORATION

Date:	March 9, 2004	By:	/s/ Thomas J. Edelman

Thomas J. Edelman Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Thomas J. Edelman Thomas J. Edelman	Chairman and Chief Executive Officer (Principal Executive Officer)	March 9, 2004

/s/ Jay W. Decker Jay W. Decker	President and Director	March 9, 2004

/s/ David J. Kornder David J. Kornder	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 9, 2004

/s/ Jeffrey L. Berenson Jeffrey L. Berenson	Director	March 9, 2004

/s/ Robert J. Clark Robert J. Clark	Director	March 9, 2004

/s/ Elizabeth K. Lanier Elizabeth K. Lanier	Director	March 9, 2004

/s/ Alexander P. Lynch Alexander P. Lynch	Director	March 9, 2004

/s/ Paul M. Rady Paul M. Rady	Director	March 9, 2004

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

Credit Facility. The Patina Oil & Gas Corporation $500.0 million revolving bank facility.

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

Elysium Energy, L.L.C. A New York limited liability company in which Patina holds a 100% interest. Elysium is engaged in the development, exploration and acquisition of oil and gas properties primarily located in the Illinois Basin and in central Kansas.

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

Proved developed reserves. Proved reserves that can be expected to be recovered through existing wells with existing equipment and operating methods. See Regulation S-X, Rule 4-10(a)(3) of the Exchange Act of 1934.

Proved reserves. The estimated quantities of crude oil, natural gas and natural gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. See Regulation S-X, Rule 4-10(a)(2) of the Exchange Act of 1934.

Proved undeveloped reserves. Proved reserves that are expected to be recovered from new wells on undrilled acreage, or from existing wells where a relatively major expenditure is required for recompletion. See Regulation S-X, Rule 4-10(a)(4) of the Exchange Act of 1934.

Recompletion. The completion for production of an existing wellbore in another formation from that in which the well has previously been completed.

Refrac. The restimulation of a producing formation within an existing wellbore to enhance existing production and add incremental reserves.

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

Trifrac. The restimulation of a producing formation which has been previously refraced within an existing wellbore to enhance existing production and add incremental reserves.

Working interest. The operating interest that gives the owner the right to drill, produce and conduct operating activities on the property and a share of production, subject to all royalties, overriding royalties and other burdens and to all costs of exploration, development and operations and all risks in connection therewith.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
PATINA OIL & GAS CORPORATION

Independent Auditors’ Report	F-2

Consolidated Balance Sheets as of December 31, 2002 and 2003	F-3

Consolidated Statements of Operations for the years ended December 31, 2001, 2002 and 2003	F-4

Consolidated Statements of Changes in Stockholders’ Equity and Accumulated Other Comprehensive Income (Loss) for the years ended December 31, 2001, 2002 and 2003	F-5

Consolidated Statements of Cash Flows for the years ended December 31, 2001, 2002 and 2003	F-6

Notes to Consolidated Financial Statements	F-7

INDEPENDENT AUDITORS’ REPORT

To the Stockholders of

Patina Oil & Gas Corporation:

We have audited the accompanying consolidated balance sheets of Patina Oil & Gas Corporation (a Delaware corporation) and its subsidiaries (the “Company”) as of December 31, 2002 and 2003, and the related consolidated statements of operations, changes in stockholders’ equity and accumulated other comprehensive income (loss) and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Patina Oil & Gas Corporation and its subsidiaries as of December 31, 2002 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the consolidated financial statements, on January 1, 2003, the Company changed its method of accounting for asset retirement obligations to conform to Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations.”

/s/ DELOITTE & TOUCHE LLP

Denver, Colorado

March 5, 2004

PATINA OIL & GAS CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands except share data)

	December 31,
	2002	2003
ASSETS
Current assets
Cash and equivalents	$1,920	$545
Accounts receivable	33,555	59,973
Inventory and other	5,453	17,736
Deferred income taxes	—	23,641
Unrealized hedging gains	8,294	137

	49,222	102,032

Unrealized hedging gains	15,558	1,867

Oil and gas properties, successful efforts method	1,104,205	1,628,750
Accumulated depletion, depreciation and amortization	(466,947)	(560,090)

	637,258	1,068,660

Field equipment and other	12,194	15,027
Accumulated depreciation	(5,087)	(6,506)

	7,107	8,521

Other assets, net	9,945	15,211

	$719,090	$1,196,291

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$41,773	$61,329
Accrued liabilities	14,298	18,866
Unrealized hedging losses	13,001	62,349

	69,072	142,544

Bank debt	200,000	416,000
Deferred income taxes	96,569	154,480
Other noncurrent liabilities	15,012	50,236
Unrealized hedging losses	1,787	27,631
Deferred compensation liability	38,070	74,888
Commitments and contingencies
Stockholders’ equity
Preferred Stock, $.01 par, 5,000,000 shares authorized, none issued or outstanding	—	—
Common Stock, $.01 par, 100,000,000 shares authorized, 70,324,465 and 71,504,986 shares issued	703	715
Less Common Stock Held in Treasury, at cost, 2,590,678 shares and 2,481,820 shares	(6,817)	(7,850)
Capital in excess of par value	175,186	187,171
Deferred compensation	—	(764)
Retained earnings	123,707	205,786
Accumulated other comprehensive income (loss)	5,801	(54,546)

	298,580	330,512

	$719,090	$1,196,291

The accompanying notes are an integral part of these financial statements.

PATINA OIL & GAS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands except per share data)

	Year Ended December 31,
	2001	2002	2003
Revenues
Oil and gas sales	$211,271	$215,430	$398,724
Other	2,902	6,977	7,993

	214,173	222,407	406,717
Expenses
Lease operating	25,356	27,986	54,082
Production taxes	13,462	11,751	28,726
Exploration	513	2,171	6,207
General and administrative	10,994	12,714	19,034
Interest and other	7,034	2,762	9,395
Impairment of oil and gas hedges	6,370	—	—
Loss on sale of oil and gas properties	—	—	7,223
Deferred compensation adjustment	3,236	9,983	33,110
Depletion, depreciation and amortization	49,916	66,162	98,119

	116,881	133,529	255,896

Pretax income	97,292	88,878	150,821

Provision for income taxes
Current	11,466	8,799	21,492
Deferred	23,559	22,372	35,820

	35,025	31,171	57,312

Net income before change in accounting principle	$62,267	$57,707	$93,509
Cumulative effect of change in accounting principle	—	—	(2,613)

Net income	$62,267	$57,707	$90,896

Net income per share before cumulative effect of change in accounting principle
Basic	$1.00	$0.88	$1.37

Diluted	$0.93	$0.84	$1.32

Net loss per share from change in accounting principle
Basic	$—	$—	$(0.04)

Diluted	$—	$—	$(0.04)

Net income per share
Basic	$1.00	$0.88	$1.33

Diluted	$0.93	$0.84	$1.28

Weighted average shares outstanding
Basic	62,392	65,933	68,170

Diluted	67,290	68,970	71,062

The accompanying notes are an integral part of these financial statements.

PATINA OIL & GAS CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

AND ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Preferred Stock Amount	Common Stock		Treasury Stock	Capital in Excess of Par Value	Deferred Compensation	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
		Shares	Amount
Balance, December 31, 2000	$—	62,637	$626	$(4,503)	$151,214	$—	$12,814	$—	$160,151
Repurchase of common stock and warrants	—	(7,353)	(73)	—	(51,401)	—	—	—	(51,474)
Issuance of common stock	—	2,103	20	—	8,040	—	—	—	8,060
Deferred compensation stock issued, net	—	—	—	(1,363)	—	—	—	—	(1,363)
Conversion of warrants	—	8,994	90	—	35,885	—	—	—	35,975
Tax benefit from stock options	—	—	—	—	2,165	—	—	—	2,165
Dividends	—	—	—	—	—	—	(3,568)	—	(3,568)
Comprehensive income:
Net income	—	—	—	—	—	—	62,267	—	62,267
Cumulative effect of change in accounting principle, net of income taxes	—	—	—	—	—	—	—	(25,077)	(25,077)
Contract settlements reclassed to income	—	—	—	—	—	—	—	822	822
Change in unrealized hedging gains	—	—	—	—	—	—	—	61,616	61,616

Total comprehensive income	—	—	—	—	—	—	62,267	37,361	99,628

Balance, December 31, 2001	—	66,381	663	(5,866)	145,903	—	71,513	37,361	249,574
Repurchase of common stock	—	(1)	—	—	(9)	—	—	—	(9)
Issuance of common stock	—	3,944	40	—	22,976	—	—	—	23,016
Deferred compensation stock issued, net	—	—	—	(951)	2,820	—	—	—	1,869
Tax benefit from stock options	—	—	—	—	3,496	—	—	—	3,496
Dividends	—	—	—	—	—	—	(5,513)	—	(5,513)
Comprehensive income:
Net income	—	—	—	—	—	—	57,707	—	57,707
Contract settlements reclassed to income	—	—	—	—	—	—	—	(11,953)	(11,953)
Change in unrealized hedging gains	—	—	—	—	—	—	—	(19,607)	(19,607)

Total comprehensive income	—	—	—	—	—	—	57,707	(31,560)	26,147

Balance, December 31, 2002	—	70,324	703	(6,817)	175,186	—	123,707	5,801	298,580
Repurchase of common stock	—	(1,181)	(12)	—	(17,218)	—	—	—	(17,230)
Issuance of common stock	—	2,362	24	—	10,229	(861)	—	—	9,392
Deferred compensation stock issued, net	—	—	—	(1,033)	4,398	—	—	—	3,365
Amortization of stock grant	—	—	—	—	—	97	—	—	97
Issuance of warrants	—	—	—	—	4,000	—	—	—	4,000
Tax benefit from stock options	—	—	—	—	10,576	—	—	—	10,576
Dividends	—	—	—	—	—	—	(8,817)	—	(8,817)
Comprehensive income:
Net income	—	—	—	—	—	—	90,896	—	90,896
Contract settlements reclassed to income	—	—	—	—	—	—	—	29,616	29,616
Change in unrealized hedging gains	—	—	—	—	—	—	—	(89,963)	(89,963)

Total comprehensive income	—	—	—	—	—	—	90,896	(60,347)	30,549

Balance, December 31, 2003	$—	71,505	$715	$(7,850)	$187,171	$(764)	$205,786	$(54,546)	$330,512

The accompanying notes are an integral part of these financial statements.

PATINA OIL & GAS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2001	2002	2003
Operating activities
Net income	$62,267	$57,707	$90,896
Adjustments to reconcile net income to net cash provided by operating activities
Cumulative effect of change in accounting principle, net of tax	—	—	2,613
Exploration expense	513	2,171	6,207
Depletion, depreciation and amortization	49,916	66,162	98,119
Deferred income taxes	23,559	22,372	32,104
Tax benefit from exercise of stock options	2,165	3,496	10,576
Impairment of oil and gas hedges	4,077	(4,077)	—
Deferred compensation adjustment	3,236	9,983	33,110
Loss (gain) on deferred compensation asset	(29)	995	(1,751)
Loss on sale of oil and gas properties	—	—	7,223
Other	113	70	734
Changes in current and other assets and liabilities
Decrease (increase) in
Accounts receivable	15,423	(11,379)	(21,126)
Inventory and other	828	(615)	(10,421)
Increase (decrease) in
Accounts payable	4,313	8,656	14,298
Income taxes payable	(330)	—	—
Accrued liabilities	3,123	360	1,674
Other assets and liabilities	3,603	(3,744)	7,569

Net cash provided by operating activities	172,777	152,157	271,825

Investing activities
Development and exploration	(77,856)	(99,598)	(176,136)
Acquisitions, net of cash acquired	(10,230)	(182,509)	(307,326)
Disposition of oil and gas properties	16,468	2,303	16,943
Other	(10,739)	(2,588)	(4,362)

Net cash used in investing activities	(82,357)	(282,392)	(470,881)

Financing activities
Increase (decrease) in indebtedness	(100,000)	123,000	216,000
Repayment from (loan to) affiliate	24,500	—	—
Deferred credits	(4,577)	—	—
Loan origination fees	(169)	—	(1,574)
Issuance of common stock	42,465	14,427	9,302
Repurchase of common stock and warrants	(51,474)	(9)	(17,230)
Common stock dividends	(3,568)	(5,513)	(8,817)

Net cash provided by (used in) financing activities	(92,823)	131,905	197,681

Increase (decrease) in cash	(2,403)	1,670	(1,375)
Cash and equivalents, beginning of period	2,653	250	1,920

Cash and equivalents, end of period	$250	$1,920	$545

The accompanying notes are an integral part of these financial statements

PATINA OIL & GAS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	ORGANIZATION AND NATURE OF BUSINESS

Patina Oil & Gas Corporation (the “Company” or “Patina”), a Delaware corporation, was formed in 1996 to hold the assets of Snyder Oil Corporation (“SOCO”) in the Wattenberg Field and to facilitate the acquisition of Gerrity Oil & Gas Corporation (“Gerrity”). In conjunction with the Gerrity acquisition, SOCO received 43.8 million common shares of Patina. In 1997, a series of transactions eliminated SOCO’s ownership in the Company.

In November 2000, Patina acquired various property interests out of bankruptcy. The assets were acquired through Elysium Energy, L.L.C. (“Elysium”), a New York limited liability company, in which Patina held a 50% interest. Patina invested $21.0 million. In January 2003, the Company purchased the remaining 50% interest in Elysium for $23.1 million, comprised of $16.0 million and the assumption of $7.1 million in debt and other liabilities. See Note (10).

In November 2002, Patina acquired the stock of Le Norman Energy Corporation (“Le Norman”) for $62.0 million and the issuance of 513,200 shares of the Company’s common stock. Le Norman’s properties are located primarily in the Anadarko and Ardmore-Marietta Basins of Oklahoma and primarily produce oil. The acquisition also included a 30% reversionary interest in Le Norman Partners (“LNP”). See Note (3).

In December 2002, Patina acquired Bravo Natural Resources, Inc. (“Bravo”) for $119.0 million in cash. Bravo’s properties are primarily located in Hemphill County, Texas and Custer and Caddo Counties of western Oklahoma, within the Anadarko Basin, and primarily produce gas. See Note (3).

In March 2003, Patina acquired the remaining 70% interest in LNP for $39.7 million, comprised of $18.5 million and the assumption of $21.2 million of debt and other liabilities. LNP’s properties are located in Stephens, Garvin, and Carter Counties of southern Oklahoma and primarily produce oil.

In October 2003, the Company acquired the assets of Cordillera Energy Partners, LLC (“Cordillera”) for $243.0 million, comprised of $239.0 million of cash funded with borrowings under the Company’s bank facility and the issuance of five year warrants to purchase 1,000,000 shares of Patina common stock for $22.50 per share. The Cordillera properties are primarily located in the Mid Continent, the San Juan Basin, and the Permian Basin, and primarily produce gas. See Note (3).

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

The Company’s operations currently consist of the acquisition, development, exploitation and production of oil and gas properties. Historically, Patina’s properties were primarily located in the Wattenberg Field of Colorado’s D-J Basin. Over the past two years, the Company acquired a leasehold position with production in West Texas in efforts to expand and diversify through grassroots projects (“Grassroots Projects”). Through Le Norman, LNP, Bravo, and certain Cordillera properties (collectively, “Mid Continent”) and Elysium and the Grassroots Projects (collectively, “Central and Other”), the Company currently has oil and gas properties in central Kansas, the Illinois Basin, Texas, Oklahoma and New Mexico. Based on fourth quarter 2003 production, Wattenberg accounted for approximately 62%, Mid Continent for 25%, San Juan for 3% and Central and Other for 10% of daily oil and gas production on an equivalent basis.

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

Upon adoption of the statement, the Company recorded an asset retirement obligation of approximately $21.4 million to reflect the Company’s estimated obligations related to the future plugging and abandonment of the Company’s wells. In addition, the Company recorded an addition to oil and gas properties of approximately $17.2 million for the related asset retirement costs, and recorded a one-time, non-cash charge of approximately $2.6 million (net of $1.6 million of deferred taxes) for the cumulative effect of change in accounting principle. This statement would not have had a material impact on the year ended December 31, 2002 or 2001 assuming adoption on a pro forma basis. At December 31, 2003 an asset retirement obligation of $27.6 million is recorded in Other noncurrent liabilities. A reconciliation of the changes in the Company’s liability from December 31, 2002 to December 31, 2003 is as follows (amounts in thousands):

Asset retirement obligation as of December 31, 2002	$1,904
Liability from adoption of SFAS No. 143	21,405
Liabilities incurred	3,761
Liabilities settled	(757)
Accretion expense	1,281

Asset retirement obligation as of December 31, 2003	27,594

Field equipment and other

Depreciation of field equipment and other is provided using the straight-line method generally ranging from three to ten years.

Other Assets

At December 31, 2002, the balance represented $5.3 million in assets held in a deferred compensation plan and $4.6 million representing the value assigned for the 30% reversionary interest in Le Norman Partners which the Company acquired in conjunction with the Le Norman acquisition. This amount was recorded in oil and gas properties in conjunction with the acquisition of the remaining 70% interest in LNP. At December 31, 2003, the balance primarily represented $14.1 million in assets held in a deferred compensation plan and $937,000 in unamortized loan origination costs. See Note (7).

Gas Imbalances

The Company uses the sales method to account for gas imbalances. Under this method, revenue is recognized based on the cash received rather than the Company’s proportionate share of gas produced. Gas imbalances at December 31, 2002 and 2003 were insignificant.

Accumulated Other Comprehensive Income (Loss)

The Company follows the provisions of SFAS No. 130, “Reporting Comprehensive Income,” which establishes standards for reporting comprehensive income. In addition to net income, comprehensive income includes all changes in equity during a period, except those resulting from investments and distributions to the owners of the Company. The Company had no such changes prior to 2001. The components of accumulated other comprehensive income (loss) and related tax effects for the twelve months ended December 31, 2002 were as follows (in thousands):

	Gross	Tax Effect	Net of Tax
Accumulated other comprehensive income – 12/31/01	$58,376	$(21,015)	$37,361
Change in fair value of hedges	(24,265)	8,735	(15,530)
Impaired oil and gas hedging swaps	(6,370)	2,293	(4,077)
Contract settlements during the year	(18,677)	6,724	(11,953)

Accumulated other comprehensive loss – 12/31/02	$9,064	$(3,263)	$5,801

The impairment relates to a fourth quarter 2001 non-cash provision of $6.4 million ($4.1 million net of taxes) related to the write-off of all outstanding oil and gas hedges with Enron North America (“Enron”). The write-off reduced earnings per share in the quarter and year by $0.06 (fully diluted). In accordance with generally accepted accounting principles, the Company recorded additional non-cash revenues of an identical amount in the course of 2002, as the impaired value of the hedges would have otherwise expired.

The components of accumulated other comprehensive income (loss) and related tax effects for the twelve months ended December 31, 2003 were as follows (in thousands):

	Gross	Tax Effect	Net of Tax
Accumulated other comprehensive income – 12/31/02	$9,064	$(3,263)	$5,801
Change in fair value of hedges	(144,809)	54,846	(89,963)
Contract settlements during the year	47,768	(18,152)	29,616

Accumulated other comprehensive loss – 12/31/03	$(87,977)	$33,431	$(54,546)

Comprehensive income for the years ended December 31, 2002 and 2003 totaled $26.1 million and $30.5 million, respectively.

Financial Instruments

The book value and estimated fair value of cash and equivalents was $1.9 million and $545,000 at December 31, 2002 and 2003, respectively. The book value and estimated fair value of the bank debt was $200.0 million and $416.0 million at December 31, 2002 and 2003, respectively. The book value of these assets and liabilities approximates fair value due to their short maturity or floating rate structure of these instruments.

Derivative Instruments and Hedging Activities

The Company periodically enters into interest rate derivative contracts to help manage its exposure to interest rate volatility. The contracts are placed with major financial institutions or with counterparties which management believes to be of high credit quality. The Company interest rate swap contracts are designated as cash flow hedges. During the fourth quarter of 2003, the Company entered into LIBOR swap contracts to fix the interest rate on $100.0 million of the Company’s LIBOR based floating rate bank debt for one year and an additional $100.0 million for two years. At December 31, 2003, the net unrealized pretax gains on these contracts totaled $421,000 ($261,000 gain net of $160,000 of deferred taxes) based on LIBOR futures prices at December 31, 2003.

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

The Company entered into various swap contracts for oil based on NYMEX prices, recognizing losses of $3.9 million and $25.1 million in 2002 and 2003, respectively, and a gain of $1.9 million in 2001, related to these contracts. The Company entered into various swap contracts for natural gas based on the Colorado Interstate Gas (“CIG”), ANR Pipeline Oklahoma (“ANR”), Panhandle Eastern Pipeline (“PEPL”), and the El Paso San Juan (“EPSJ”) indexes, recognizing a loss of $25.3 million in 2003, and gains of $2.1 million and $24.3 million in 2001 and 2002, respectively, related to these contracts.

At December 31, 2003, the Company was a party to swap contracts for oil based on NYMEX prices covering approximately 14,350 barrels of oil per day for 2004 at fixed prices ranging from $23.03 to $29.40 per barrel. These swaps are summarized in the table below. The overall weighted average hedged price for the swap contracts is $24.85 per barrel for 2004. The Company also entered into swap contracts for oil for 2005 and 2006 as of December 31, 2003, which are summarized in the table below. The net unrealized losses on these contracts totaled $40.8 million based on NYMEX futures prices at December 31, 2003.

At December 31, 2003, the Company was a party to swap contracts for natural gas based on CIG, EPSJ, ANR and Panhandle Eastern Pipeline (“PEPL”) index prices covering approximately 129,500 MMBtu’s per day for 2004 at fixed prices ranging from $2.83 to $5.64 per MMBtu. The overall weighted average hedged price for the swap contracts is $4.04 per MMBtu for 2004. The Company also entered into natural gas swap contracts for 2005 as of December 31, 2003, which are summarized in the table below. The net unrealized losses on these contracts totaled $47.6 million based on futures prices at December 31, 2003.

At December 31, 2003, the Company was a party to the fixed price swaps summarized below:

	Oil Swaps (NYMEX)			Natural Gas Swaps (CIG Index)
Time Period	Daily Volume Bbl	$/Bbl	Unrealized Gain (Loss) ($/thousands)	Daily Volume MMBtu	$/MMBtu	Unrealized Gain (Loss) ($/thousands)
01/01/04 - 03/31/04	13,450	25.44	$(7,991)	95,000	4.23	$(8,363)
04/01/04 - 06/30/04	14,350	24.93	(7,277)	90,000	3.58	(6,078)
07/01/04 - 09/30/04	14,750	24.69	(6,207)	90,000	3.57	(6,630)
10/01/04 - 12/31/04	14,800	24.43	(5,555)	77,000	3.93	(4,995)

2005	13,700	24.78	(12,833)	55,000	3.65	(10,553)
2006	5,400	26.11	(971)	—	—	—

	Natural Gas Swaps (ANR/ PEPL Indexes)			Natural Gas Swaps (EPSJ Index)
Time Period	Daily Volume MMBtu	$/MMBtu	Unrealized Gain (Loss) ($/thousands)	Daily Volume MMBtu	$/MMBtu	Unrealized Gain (Loss) ($/thousands)
01/01/04 - 03/31/04	31,800	4.90	$(2,510)	7,300	4.86	$(262)
04/01/04 - 06/30/04	33,500	4.35	(1,700)	8,300	4.16	(255)
07/01/04 - 09/30/04	34,700	4.31	(1,842)	9,000	4.15	(303)
10/01/04 - 12/31/04	32,700	4.52	(1,659)	8,600	4.36	(277)

2005	25,000	4.52	(1,688)	6,000	4.11	(448)

The Company is required to provide margin deposits to its counterparties when the unrealized losses on its oil and gas hedges exceed the credit thresholds established by its counterparties. At December 31, 2002 and 2003, the Company had zero and $9.9 million, respectively, on deposit with its counterparties. These amounts are included in Inventory and other in the accompanying consolidated balance sheets.

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

During 2003, net hedging losses of $47.8 million ($29.6 million after tax) were reclassified from Accumulated other comprehensive income to earnings and the changes in the fair value of outstanding derivative net liabilities decreased by $144.8 million ($90.0 million after tax). As the underlying prices in the Company’s hedge contracts were consistent with the indices used to sell its oil and gas and determine the interest rate on the Company’s bank debt, no ineffectiveness was recognized related to its hedge contracts in 2003.

As of December 31, 2003, the Company had net unrealized hedging losses of $88.0 million ($54.5 million after tax), comprised of $137,000 of current assets, $1.9 million of non-current assets, $62.3 million of current liabilities and $27.6 million of non-current liabilities. Based on estimated future prices as of December 31, 2003, the Company expects to reclassify as a decrease to earnings during the next twelve months $62.2 million ($38.6 million after tax) of net unrealized hedging losses from Accumulated other comprehensive loss.

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

Per Share Data

In June 2002, the Company declared a 5-for-4 stock split which was affected in the form of a 25% stock dividend to common stockholders. In June 2003, the Company declared another 5-for-4 stock split which was effected in the form of a 25% stock dividend to common stockholders. In February 2004, the Company declared a 2-for-1 stock split which was paid on March 3, 2004 in which shareholders received an additional share of the Company’s common stock for every share held. All share and per share amounts for all periods have been restated to reflect the 5-for-4 stock dividends and 2-for-1 stock split.

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

Supplemental Cash Flow Information

Over the past three years, the Company incurred the following significant non-cash costs (in thousands):

	Year Ended December 31,
	2001	2002	2003
Stock Purchase Plan	$653	$1,662	$—
Restricted Stock Grant	—	—	861
401(k) profit sharing contribution in common stock	647	801	—
Issuance of common stock/warrants related to acquisitions	—	5,779	4,000

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

Historically, the Company has included oil and gas lease acquisition costs as a component of oil and gas properties. In the event the FASB determines that costs associated with mineral rights are required to be classified as intangible assets, approximately $580.8 million of the Company’s oil and gas property acquisition costs may be required to be separately classified on its balance sheets as intangible assets. However, the Company currently believes that its results of operations and financial condition would not be affected since such intangible assets would continue to be depleted and assessed for impairment in accordance with existing successful efforts accounting rules and impairment standards. The Company does not believe the classification of oil and gas lease acquisition costs as intangible assets would have any impact on the Company’s compliance with covenants under its debt agreements.

(3)	ACQUISITIONS

In November 2002, through Patina Oklahoma Corporation, a wholly owned subsidiary, Patina acquired the stock of Le Norman Energy Corporation (“Le Norman” or the “Le Norman Acquisition”) for $62.0 million in cash funded with borrowings under the Company’s bank facility and the issuance of 513,200 shares of the Company’s common stock. Le Norman’s properties are located primarily in the Anadarko and Ardmore-Marietta Basins of Oklahoma. The Le Norman properties primarily produce oil.

In December 2002, Patina acquired the stock of Bravo Natural Resources, Inc. (“Bravo” or the “Bravo Acquisition”), a Delaware corporation, for $119.0 million in cash funded with borrowings under the Company’s bank facility. Bravo’s properties are primarily located in Hemphill County, Texas and Custer and Caddo Counties of western Oklahoma, within the Anadarko Basin. The Bravo properties primarily produce gas.

In October 2003, the Company acquired the assets of Cordillera Energy Partners, L.L.C. (“Cordillera”) for $239.0 million in cash funded with borrowings under the Company’s bank facility and the issuance of five year warrants to purchase 1,000,000 shares of the Company’s common stock for $22.50 per share. Cordillera’s properties are located primarily in the Mid Continent, the San Juan Basin, and the Permian Basin. The Cordillera properties produce primarily gas.

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

	Le Norman	Bravo	Cordillera
Purchase Price:
Cash paid	$62,023	$118,974	$238,969
Stock / Warrants issued	5,779	—	4,000

Total	$67,802	$118,974	$242,969

Allocation of Purchase Price:
Working capital	$215	$(1,784)	$(676)
Oil and gas properties	66,805	159,913	285,183
Other non-current assets	5,271	2,622	410
Deferred income taxes	(4,489)	(40,653)	(39,800)
Other non-current liabilities	—	(1,124)	(2,148)

Total	$67,802	$118,974	$242,969

The following table reflects the unaudited pro forma results of operations for the twelve months ended December 31, 2002 and 2003 as though the Le Norman, Bravo, and Cordillera acquisitions had occurred on January 1, 2002 (in thousands, except per share amounts):

	Historical Patina	Pro Forma			Pro Forma Consolidated
Year ended December 31, 2002		Le Norman	Bravo	Cordillera
Revenues	$222,407	$16,097	$16,721	$16,798	$272,023
Net income	57,707	822	1,548	(5,176)	54,901
Net income per common share – basic	0.88				0.83
Net income per common share – diluted	0.84				0.80

Year ended December 31, 2003
Revenues	$406,717	$—	$—	$33,848	$440,565
Net income	90,896	—	—	5,736	96,632
Net income per common share – basic	1.33				1.42
Net income per common share – diluted	1.28				1.36

The pro forma amounts above are presented for information purposes only and are not necessarily indicative of the results which would have occurred had the Le Norman, Bravo, and Cordillera acquisitions been consummated on January 1, 2002, nor are the pro forma amounts necessarily indicative of the future results of operations of the Company.

(4)	OIL AND GAS PROPERTIES

The cost of oil and gas properties at December 31, 2002 and 2003 included approximately $10.3 million and $2.5 million, respectively, in net unevaluated leasehold and property costs to which proved reserves have not been assigned. These amounts have been excluded from amortization during the respective period. The following table sets forth costs incurred related to oil and gas properties:

	2001	2002	2003
	(In thousands, except per Mcfe amounts)
Development	$77,343	$97,428	$169,929
Acquisition - evaluated	6,603	182,008	305,833
Acquisition - unevaluated	3,627	500	1,493
Exploration and other	513	2,171	6,207

	$88,086	$282,107	$483,462

Asset retirement costs	$—	$—	$3,761

Disposition of properties	$(16,468)	$(2,303)	$(16,943)

Depletion rate (per Mcfe)	$0.86	$0.93	$0.94

The disposition of properties in 2001 relates primarily to the sale of Elysium properties in the Lake Washington Field in Louisiana for $30.5 million in March 2001 ($15.25 million net to the Company) and additional property sales in Wattenberg. The disposition of properties in 2003 primarily relates to the sale of Elysium properties in Louisiana for $8.4 million, $4.8 million for sales of certain Wattenberg properties, and $3.2 million for the sale of the Company’s Utah properties.

In conjunction with the Le Norman and Bravo acquisitions in 2002, and the Cordillera acquisition in 2003, the Company recorded additions to oil and gas properties of $4.5 million, $40.7 million, and $39.8 million, respectively, as a result of the deferred tax liability for the difference between the tax basis of the properties acquired and the book basis attributed to the properties under the purchase method of accounting. See Note (3). In conjunction with the acquisition of the remaining 70% interest in LNP in March 2003, $4.6 million representing the value assigned for the 30% reversionary interest in LNP which the Company acquired in conjunction with the Le Norman acquisition was recorded in oil and gas properties. During 2003, the Company exchanged its interest in the Wyoming grassroots project for certain oil and gas properties in Wattenberg. No gain or loss was recognized on the exchange.

During 2003, the Company recorded an addition to oil and gas properties of approximately $17.2 million for the asset retirement costs related to the adoption of SFAS No. 143. During 2003, additions to oil and gas properties of approximately $3.8 million were recorded for the estimated asset retirement costs related to new wells drilled or acquired.

(5)	INDEBTEDNESS

The following indebtedness was outstanding on the respective dates:

	December 31,
	2002	2003
	(In thousands)
Bank facility - Patina	$193,000	$416,000
Bank facility - Elysium, net	7,000	—
Less current portion	—	—

Bank debt, net	$200,000	$416,000

In January 2003, the Company entered into an Amended Bank Credit Agreement (the “Credit Agreement”). The Credit Agreement is a revolving credit facility for up to $500.0 million. The amount available under the facility is adjusted semi-annually, each May 1 and November 1, and equaled $500.0 million at December 31, 2003. Patina had $84.0 million available under the Credit Agreement at December 31, 2003.

The Company may elect that all or a portion of the credit facility bear interest at a rate equal to: (i) the LIBOR rate for one, two, three or six months plus a margin which fluctuates from 1.25% to 1.90%, or (ii) the prime rate plus a margin which fluctuates from 0.00% to 0.65%. The margins are determined by a debt to EBITDA ratio, as defined. The weighted average interest rate under the facility was 2.7% during 2003 and 2.7% at December 31, 2003.

The Credit Agreement contains financial covenants, including but not limited to a maximum total debt to EBITDA ratio, as defined, and a minimum current ratio. It also contains negative covenants, including but not limited to restrictions on indebtedness; certain liens; guaranties, speculative derivatives and other similar obligations; asset dispositions; dividends, loans and advances; creation of subsidiaries; investments; leases; acquisitions; mergers; changes in fiscal year; transactions with affiliates; changes in business conducted; sale and leaseback and operating lease transactions; sale of receivables; prepayment of other indebtedness; amendments to principal documents; negative pledge causes; issuance of securities; and non-speculative commodity hedging. At December 31, 2002 and 2003, the Company was in compliance with the covenants. Borrowings under the Credit Agreement mature in January 2007, but may be prepaid at anytime. The Company had a restricted payment basket under the Credit Agreement of $66.9 million as of December 31, 2003, which may be used to repurchase equity securities, pay dividends or make other restricted payments.

In May 2001, Elysium entered into a bank credit agreement. In January 2003, the Elysium facility was terminated in conjunction with the closing of the acquisition by the Company of the remaining 50% interest in Elysium.

In October 2003, the Company entered into rate swaps effective November 1, 2003 for one-year and two-year periods. Each contract is for $100.0 million principal with a fixed interest rate of 1.26% on the one-year term and 1.83% on the two-year term, respectively, payable by the Company and the variable interest rate, the three-month LIBOR, payable by the third party. The difference between the Company’s fixed rates of 1.26% and 1.83% and the three-month LIBOR rate, which is reset every 90 days, is received or paid every 90 days in arrears.

Scheduled maturities of indebtedness for the next five years are zero in 2004, 2005, and 2006 and $416.0 million in 2007. Management intends to extend the maturity of its credit facility on a regular basis; however, there can be no assurance it will be able to do so. Cash payments for interest totaled $7.2 million, $1.9 million and $6.6 million during 2001, 2002 and 2003, respectively.

(6)	STOCKHOLDERS’ EQUITY

A total of 100.0 million common shares, $0.01 par value, are authorized of which 71.5 million were issued at December 31, 2003. The common stock is listed on the New York Stock Exchange. In June 2002, a 5-for-4 stock split was affected in the form of a 25% stock dividend to common stockholders. In June 2003, another 5-for-4 stock split was affected in the form of a 25% stock dividend to common stockholders. In February 2004, the Company declared a 2-for-1 stock split in which shareholders received an additional share of the Company’s common stock for every share held. All share and per share amounts for all periods have been restated to reflect the 5-for-4 and 2-for-1 stock splits. The Company has a stockholders’ rights plan designed to ensure that stockholders receive full value for their shares in the event of certain takeover attempts. The following is a schedule of the changes in the Company’s shares of common stock since January 1, 2001:

	2001	2002	2003
Beginning shares	62,637,100	66,381,100	70,324,400
Exercise of stock options	1,363,400	2,524,900	2,214,600
Issued under Stock Purchase Plan	306,100	557,500	—
Issued in lieu of salaries and bonuses	212,100	246,100	142,200
Issued for directors fees	4,800	5,800	5,400
Issued for Le Norman acquisition	—	513,200	—
Exercise of $4.00 warrants	8,993,800	—	—
Issued to deferred compensation plan	37,000	36,000	—
Vesting of stock grant	104,200	—	—
Contributed to 401(k) plan	75,700	60,500	—

Total shares issued	11,097,100	3,944,000	2,362,200
Repurchases	(7,353,100)	(700)	(1,181,600)

Ending shares	66,381,100	70,324,400	71,505,000
Treasury shares held in deferred comp (Note 7)	(2,691,800)	(2,590,700)	(2,481,800)

Adjusted shares outstanding	63,689,300	67,733,700	69,023,200

Adjusted for the stock dividends and splits, following is a schedule of quarterly cash dividends paid on the common stock since the dividend was initiated in December 1997:

	Quarter				Total
	First	Second	Third	Fourth
1997	$—	$—	$—	$0.0032	$0.0032
1998	0.0032	0.0032	0.0032	0.0032	0.0128
1999	0.0032	0.0032	0.0032	0.0064	0.0160
2000	0.0064	0.0064	0.0064	0.0128	0.0320
2001	0.0128	0.0128	0.0128	0.0160	0.0544
2002	0.0160	0.0200	0.0200	0.0240	0.0800
2003	0.0240	0.0300	0.0300	0.0400	0.1240

During 2001, 2002 and 2003, the Company repurchased and retired shares of its common stock for $51.5 million, $9,000 and $17.2 million, respectively.

During 2001, 8,993,800 $4.00 warrants ($12.50 prior to the stock splits) were converted into common stock with the Company receiving cash proceeds of $36.0 million. The remaining unexercised warrants expired on May 2, 2001.

During 2003, in conjunction with the Cordillera acquisition, 1,000,000 five year warrants to purchase the Company’s common stock for $22.50 per share were issued. At December 31, 2003, all of the warrants were outstanding. The warrants expire on October 1, 2008.

A total of 5,000,000 preferred shares, $0.01 par value, are authorized with no shares issued or outstanding at December 31, 2002 and 2003.

In September 2003, the Compensation Committee of the Board of Directors awarded a restricted stock grant of 47,500 shares of common stock to the officers and directors of the Company in lieu of the suspended Stock Purchase Plan (see Note 7). The shares vest 30% in May 2004, 30% in May 2005, and 40% in May 2006. The non-vested shares have been recorded as Deferred compensation in the equity section of the accompanying consolidated balance sheets.

The Company follows SFAS No. 128, “Earnings per Share.” The following table specifies the calculation of basic and diluted earnings per share (in thousands except per share amounts):

	Year Ended December 31,
	2001			2002			2003
	Net Income	Common Shares	Per Share	Net Income	Common Shares	Per Share	Net Income	Common Shares	Per Share
Net income	$62,267	62,392		$57,707	65,933		$90,896	68,170
Basic net income attributable to common stock	62,267	62,392	$1.00	57,707	65,933	$0.88	90,896	68,170	$1.33

Effect of dilutive securities:
Stock options	—	3,376		—	3,037		—	2,892
Unvested stock grant	—	22		—	—		—	—
$4.00 common stock warrants	—	1,500		—	—		—	—

Diluted net income attributable to common stock	$62,267	67,290	$0.93	$57,707	68,970	$0.84	$90,896	71,062	$1.28

At December 31, 2003, all stock options were included in the computation of diluted earnings per share because they were all dilutive. However, the 1,000,000 five year warrants to purchase Patina common stock at $22.50 per share were excluded from the computation of diluted earnings per share because they were anti-dilutive.

(7)	EMPLOYEE BENEFIT PLANS

401(k) Savings

The Company maintains a 401(k) profit sharing and savings plan (the “401(k) Plan”). Eligible employees may make voluntary contributions to the 401(k) Plan. The Company may, at its discretion, make additional matching or profit sharing contributions to the 401(k) Plan. The Company made profit sharing contributions of $647,000, $801,000 and $1.4 million for 2001, 2002 and 2003, respectively. The contributions in 2001 and 2002 were made in common stock while the 2003 contribution was made in cash. A total of 75,700 and 60,500 common shares were contributed in 2001 and 2002, respectively.

Stock Purchase Plan

The Company maintains a shareholder approved stock purchase plan (“Stock Purchase Plan”). Pursuant to the Stock Purchase Plan, officers and directors are granted options to purchase shares of common stock at prices ranging from 50% to 85% of the closing price of the stock on the trading day prior to the date of purchase (“Market Price”). To date, all purchase prices have been set at 75% of Market Price. In addition, employee participants may be granted the right to purchase shares pursuant to the Stock Purchase Plan with all or a part of their salary and bonus. A total of 1,562,500 shares of common stock are reserved for possible purchase under the Stock Purchase Plan. In May 1999, an amendment to the Stock Purchase Plan was approved by the stockholders allowing for the annual renewal of the 1,562,500 shares of common stock reserved for possible purchase under the Stock Purchase Plan. Plan years run from the date of the Annual Meeting through the next Annual Meeting. In 2001, the Board of Directors approved 379,000 common shares (exclusive of shares available for purchase with participants’ salaries and bonuses) for possible purchase by participants during the plan year. As of December 31, 2001, participants had purchased 306,100 shares of common stock at an average price of $8.53 per share ($6.40 net price per share), resulting in cash proceeds to the Company of $2.0 million. In 2002, the Board of Directors approved 442,500 common shares (exclusive of shares available for purchase with participants’ salaries and bonuses) for possible purchase by participants during the plan year. As of December 31, 2002, participants had purchased 557,500 shares of common stock at an average price of $11.92 per share ($8.94 net price per share), resulting in cash proceeds to the Company of $5.0 million. The Company recorded non-cash general and administrative expenses of $653,000 and $1.7 million associated with these purchases for 2001 and 2002, respectively. The Stock Purchase Plan was suspended as of December 31, 2002.

Deferred Compensation Plan

The Company maintains a shareholder approved deferred compensation plan (“Deferred Compensation Plan”). This plan is available to officers and certain managers of the Company. The plan allows participants to defer all or a portion of their salary and annual bonuses (either in cash or Company stock). The Company can make discretionary matching contributions of the participant’s salary deferral and those assets are invested in instruments as directed by the participant. The Deferred Compensation Plan does not have dollar limits on tax-deferred contributions. The assets of the Deferred Compensation Plan are held in a rabbi trust (“Trust”) and, therefore, may be available to satisfy the claims of the Company’s creditors in the event of bankruptcy or insolvency of the Company. Participants have the ability to direct the Plan Administrator to invest their salary and bonus deferrals into pre-approved mutual funds held by the Trust. In addition, participants have the right to request that the Plan Administrator re-allocate the portfolio of investments (i.e., cash, mutual funds, Company stock) in the participants’ individual account within the Trust, however, the Plan Administrator is not required to honor any such request. Company matching contributions are in the form of either cash or Company stock and vest ratably over a three-year period. Participants may elect to receive their payments in either cash or the Company’s common stock. At December 31, 2003, the balance of the assets in the Trust totaled $74.9 million, including 2,481,820 shares of common stock of the Company valued at $60.8 million. The Company accounts for the Deferred Compensation Plan in accordance with Emerging Issues Task Force (“EITF”) Abstract 97-14, “Accounting for Deferred Compensation Arrangements Where Amounts Earned are Held in a Rabbi Trust and Invested”.

Assets of the Trust, other than common stock of the Company, are invested in 11 mutual funds that cover the investment spectrum from equities to money market instruments. These mutual funds are publicly quoted and reported at market value. The Company accounts for these investments in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” The Trust also holds common shares of the Company. The Company’s common stock that is held by the Trust has been classified as treasury stock in the stockholders’ equity section of the accompanying balance sheets. The market value of the assets held by the Trust, exclusive of the market value of the shares of the Company’s common stock that are reflected as treasury stock, at December 31, 2002 and 2003, was $5.3 million and $14.1 million, respectively, and is classified as Other Assets in the accompanying balance sheets. The amounts payable to the plan participants at December 31, 2002 and 2003, including the market value of the shares of the Company’s common stock that are reflected as treasury stock, was $38.1 million and $74.9 million, respectively, and is classified as Deferred Compensation Liability in the accompanying balance sheets. Approximately 2,279,400 shares or 92% of the Company common stock held in the Plan are attributable to the Chief Executive Officer at December 31, 2003.

In accordance with EITF 97-14, all market fluctuations in value of the Trust assets have been reflected in the respective income statements. Increases or decreases in the value of the plan assets, exclusive of the shares of common stock of the Company, have been included as Other income in the respective income statements. Increases or decreases in the market value of the deferred compensation liability, including the shares of common stock of the Company held by the Trust, while recorded as treasury stock, are included as Deferred compensation adjustments in the respective income statement. In response to the changes in total market value of the Trust, the Company recorded deferred compensation adjustments of $3.2 million, $10.0 million, and $33.1 million in 2001, 2002 and 2003, respectively.

Stock Option Plans

The Company maintains a shareholder approved stock option plan for employees (the “Employee Plan”) providing for the issuance of options at prices not less than fair market value at the date of grant. Options to acquire the greater of 9.4 million shares of common stock or 10% of outstanding diluted common shares may be outstanding at any time. The specific terms of grant and exercise are determinable by the Compensation Committee of the Board of Directors. The options vest over a three-year period (30%, 60%, 100%) and expire five years from the date of grant. The following is a summary of stock options granted under the Employee Plan:

Year	Options Granted	Range of Exercise Prices	Weighted Average Exercise Price
2001	1,980,000	$7.24 – $10.57	$7.33
2002	2,305,000	$8.25 – $12.66	$8.41
2003	2,122,000	$13.59 – $17.13	$13.62

The Company also maintains a shareholder approved stock grant and option plan for non-employee Directors (the “Directors’ Plan”). The Directors’ Plan provides for each non-employee Director to receive common shares having a market value equal to $2,500 quarterly in payment of a portion of their retainer. A total of 4,800 shares were issued in 2001, 5,800 in 2002, and 5,400 in 2003. It also provides for 15,625 options to be granted to each non-employee Director upon appointment and upon annual re-election, thereafter. The options vest over a three-year period (30%, 60%, 100%) and expire five years from the date of grant. The following is a summary of stock options granted under the Directors’ Plan:

Year	Options Granted	Range of Exercise Prices	Weighted Average Exercise Price
2001	78,100	$7.87 – $10.51	$9.98
2002	78,100	$11.30 – $12.80	$11.60
2003	78,100	$15.39	$15.39

The Company applies APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations in accounting for the plans. As all stock options have been issued at the market price on the date of grant, no compensation cost has been recognized for these stock option plans. Had compensation cost for the Company’s stock option plans been determined consistent with SFAS No. 123, “Accounting for Stock-Based Compensation,” the Company’s net income (in thousands) and earnings per share would have been reduced to the pro forma amounts indicated below for the years ended December 31, 2001, 2002, and 2003, respectively:

		2001	2002	2003
Net income	As Reported	$62,267	$57,707	$90,896
	Pro forma	60,698	54,742	86,726
Basic net income per common share	As Reported	$1.00	$0.88	$1.33
	Pro forma	0.97	0.83	1.27
Diluted net income per common share	As Reported	$0.93	$0.84	$1.28
	Pro forma	0.90	0.79	1.22

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2001, 2002 and 2003: dividend yield of 1%, 1% and 1%; expected volatility of 48%, 46% and 45%; risk-free interest rate of 4.7%, 4.2% and 2.7%; and expected life of 3.6 years, 3.8 years and 3.7 years, respectively.

A summary of the status of the Company’s stock option plans as of December 31, 2001, 2002 and 2003 and changes during the years are presented below:

	2001		2002		2003
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	6,284,000	$2.33	6,879,000	$3.83	6,565,000	$5.72
Granted	2,058,000	7.43	2,383,000	8.51	2,200,000	13.68
Exercised	(1,363,000)	2.37	(2,525,000)	3.06	(2,214,000)	3.32
Forfeited	(100,000)	3.78	(172,000)	7.72	(93,000)	10.18

Outstanding at end of year	6,879,000	$3.83	6,565,000	$5.72	6,458,000	$9.19

Options exercisable at year-end	3,014,000		2,421,000		2,031,000

Weighted-average fair value of options granted during the year		$2.87		$3.18		$4.83

The following table summarizes information about stock options outstanding at December 31, 2003:

	Options Outstanding			Options Exercisable
Exercise Price	Number Outstanding at December 31, 2003	Weighted-Avg. Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable at December 31, 2003	Weighted- Average Exercise Price
$ 0.94 to 2.94	849,000	0.9 years	$2.41	849,000	$2.41
4.52 to 7.96	1,319,000	2.1 years	7.18	667,000	7.12
8.05 to 12.67	2,112,000	3.1 years	8.56	511,000	8.61
12.80 to 17.13	2,178,000	4.2 years	13.67	4,000	12.80

$ 0.94 to 17.13	6,458,000	3.0 years	$9.19	2,031,000	5.54

(8)	INCOME TAXES

A reconciliation of the federal statutory rate to the Company’s effective rate as it applies to the tax provision for the years ended December 31, 2001, 2002 and 2003 follows:

	2001	2002	2003
Federal statutory rate	35%	35%	35%
State income tax rate, net of federal benefit	3%	3%	3%
Section 29 tax credits and other	(2%)	(3%)	—

Effective income tax rate	36%	35%	38%

Current income tax expense in 2003 totaled $19.8 million for federal purposes and $1.7 million for state purposes. The Company expects to utilize approximately $17.0 million of net operating loss carryforwards in 2003 to reduce current taxes.

For book purposes the components of the net deferred tax asset and liability at December 31, 2002 and 2003 were:

	2002	2003
	(In thousands)
Deferred tax assets
NOL and depletion carryforwards	$29,749	$18,524
Deferred compensation deductions	13,517	26,923
Alternative minimum tax credit carryforwards	14,200	9,147
Deferred deductions and other	950	2,934
Taxes relating to unrealized hedging losses	—	33,431
Valuation allowance	(3,601)	(3,225)

	54,815	87,734

Deferred tax liabilities
Taxes relating to unrealized hedging gains	(3,444)	—
Depreciable and depletable property	(147,940)	(218,573)

	(151,384)	(218,573)

Net deferred tax liability	$(96,569)	$(130,839)

For tax purposes, the Company had net operating loss carryforwards of approximately $41.3 million at December 31, 2003. Utilization of these losses will be limited each year as a result of various acquisitions. These carryforwards expire from 2005 through 2023. The Company has provided a $3.2 million valuation allowance against the loss carryforwards that could expire unutilized. At December 31, 2003, the Company had AMT credit carryforwards of approximately $9.1 million that are available indefinitely. In addition, at December 31, 2003, the Company had depletion deduction carryforwards of approximately $12.0 million that are available indefinitely. The Company paid $4.8 million and $14.0 million in federal and state taxes during 2002 and 2003, respectively.

(9)	MAJOR CUSTOMERS

During 2001, 2002 and 2003, Duke Energy Field Services, Inc. accounted for 29%, 37% and 23%, BP Amoco Production Company accounted for 13%, 9% and 15%, and E-Prime accounted for 10%, 7%, and 1%, of revenues, respectively. Accounts receivable amounts from these customers at December 31, 2002 and 2003 totaled $15.2 million and $25.4 million, respectively. Management believes that the loss of any individual purchaser would not have a long-term material adverse impact on the financial position or results of operations of the Company.

(10)	RELATED PARTY TRANSACTIONS

In March 2001, the Company loaned an officer $50,000, represented by a 7.00% recourse promissory note. The loan was repaid in September 2002. In May 2001, the Company loaned a director $136,000 to finance the purchase of 31,250 common shares from the Company under the Stock Purchase Plan. The loan was represented by a 7.50% recourse promissory note and was repaid in September 2002.

Patina provided certain administrative services to Elysium under an operating agreement. The Company was paid $850,000 and $2.9 million for these services in 2001 and 2002, respectively. As the Company purchased the remaining 50% interest in Elysium in January 2003, there were no indirect monthly reimbursements in 2003.

(11)	COMMITMENTS AND CONTINGENCIES

The Company leases office space and certain equipment under non-cancelable operating leases. In 2003, the Company entered into a firm transportation agreement for 4,773 MMBtu’s per day on a pipeline from central Wyoming to the Oklahoma panhandle. The term of the agreement is through February 2024, with a fixed fee of $0.334 per MMBtu. Future minimum lease payments under such leases and agreements approximate $1.8 million in 2004, $2.1 million per year from 2005 through 2007, $1.6 million in 2008 and approximately $600,000 per year from 2009 to 2023.

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

In February 2004, the Company sold its interests in the Adams Baggett field in Texas and certain minor interests in Oklahoma for $15.5 million. The Company expects to recognize a pretax gain in the first quarter of 2004 of approximately $7.5 million on the transaction. In addition, in January 2004, the Company sold certain properties acquired in the Cordillera acquisition in the Breedlove Field in Martin County, Texas. The properties were sold for $6.0 million and no gain or loss will be recognized on the transaction.

On February 10, 2004, the Company declared a 2-for-1 stock split. The stock split was paid on March 3, 2004 to stockholders of record at the close of business on February 23, 2004. Stockholders received an additional share of common stock for every share held on that date. After the split, the Company had approximately 71.1 million (74.9 million fully diluted) shares outstanding, including 2.5 million shares held in the deferred compensation plan. All share and per share amounts for all periods presented herein have been restated to reflect the 2-for-1 stock split.

(13)	UNAUDITED SUPPLEMENTAL OIL AND GAS RESERVE INFORMATION

Netherland, Sewell & Associates, Inc., independent petroleum consultants, audited the Company’s total proved reserves at December 31, 2001, 2002 and 2003. All reserve estimates are based on economic and operating conditions at that time. Future net cash flows as of each year-end were computed by applying then current prices to estimated future production less estimated future expenditures (based on current costs) to be incurred in producing and developing the reserves. All reserves are located onshore in the United States.

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

Quantities of Proved Reserves

	Oil	Natural Gas
	(MBbl)	(MMcf)
Balance, December 31, 2000	42,713	521,550
Revisions	(9,852)	(40,737)
Extensions, discoveries and additions	4,675	52,713
Production	(2,661)	(41,002)
Purchases	61	34,921
Sales	(2,832)	(905)

Balance, December 31, 2001	32,104	526,540
Revisions	12,172	119,952
Extensions, discoveries and additions	1,231	14,756
Production	(3,272)	(49,777)
Purchases	15,136	146,253
Sales	(43)	(202)

Balance, December 31, 2002	57,328	757,522
Revisions	731	37,087
Extensions, discoveries and additions	7,486	90,487
Production	(5,737)	(65,570)
Purchases	23,194	234,825
Sales	(1,055)	(30,017)

Balance, December 31, 2003	81,947	1,024,334

Proved Developed Reserves

	Oil	Natural Gas
	(MBbl)	(MMcf)
December 31, 2000	35,146	409,103

December 31, 2001	28,220	430,487

December 31, 2002	41,833	522,227

December 31, 2003	58,128	696,249

Standardized Measure

	December 31,
	2001	2002	2003
	(In thousands)
Future cash inflows	$1,868,209	$4,525,670	$8,227,574
Future costs
Production	(486,526)	(1,083,832)	(2,107,655)
Development (a)	(379,474)	(622,752)	(864,347)

Future net cash flows	1,002,209	2,819,086	5,255,572
Undiscounted income taxes	(279,461)	(929,183)	(1,790,715)

After tax net cash flows	722,748	1,889,903	3,464,857
10% discount factor	(331,809)	(879,553)	(1,683,838)

Standardized measure	$390,939	$1,010,350	$1,781,019

Pretax Standardized measure (“SEC PV10”)	$527,184	$1,484,936	$2,704,461

(a)	Future development costs of $864.3 million at December 31, 2003 include an estimate of $523.9 million for development of properties classified as proved undeveloped reserves including $119.4 million in 2004, $119.4 million in 2005, and $100.1 million in 2006. Actual results may differ from these estimates. Capital expenditures incurred to develop proved undeveloped reserves were approximately $21.8 million, $19.1 million, and $50.4 million in 2001, 2002, and 2003, respectively.

Changes in Standardized Measure

	December 31,
	2001	2002	2003
	(In thousands)
Standardized measure, beginning of year	$1,438,945	$390,939	$1,010,350
Revisions:
Prices and costs	(1,820,512)	543,034	589,847
Quantities	9,303	50,681	15,324
Development costs	(31,998)	73	(24,300)
Accretion of discount	221,782	52,718	148,494
Income taxes	642,635	(338,342)	(429,330)
Production rates and other	23,470	(6,603)	(17,429)

Net revisions	(955,320)	301,561	282,606
Extensions, discoveries and additions	25,259	26,102	193,641
Production	(172,454)	(175,693)	(315,916)
Future development costs incurred	77,343	97,428	96,602
Purchases (a)	9,241	370,448	545,765
Sales (b)	(32,075)	(435)	(32,029)

Standardized measure, end of year	$390,939	$1,010,350	$1,781,019

(a)	“Purchases” includes the present value at the end of the period acquired plus cash flow received on such properties during the period, rather than their estimated present value at the time of the acquisition.

(b)	“Sales” represents the present value at the beginning of the period of properties sold, less the cash flow received on such properties during the period.

PATINA OIL & GAS CORPORATION

INDEX TO EXHIBITS

2.1	Amended and Restated Agreement and Plan of Merger dated as of January 16, 1996 as amended and restated as of March 20, 1996 (Incorporated by reference to Exhibit 2.1 to Amendment No. 1 to the Registration Statement on Form S-4 of the Company (Registration No. 333-572))

2.2	Agreement and Plan of Merger among Patina Oil & Gas Corporation, Patina Bravo Corporation, Bravo Natural Resources, Inc., and Certain of the Stockholders of Bravo Natural Resources, Inc. dated November 6, 2002 (Incorporated herein by reference to Exhibit 2.1 to the Company’s Form 8-K filed on December 9, 2002)

2.3	Purchase and Sale Agreement between Cordillera Energy Partners, LLC and Patina Oil & Gas Corporation dated August 25, 2003 (Incorporated herein by reference to Exhibit 2.1 to the Company’s Form 8-K filed on October 2, 2003)

3.1	Certificate of Incorporation (Incorporated herein by reference to the Exhibit 3.1 to the Company’s Registration Statement on Form S-4 (Registration No. 333-572))

3.2	Bylaws (Incorporated herein by reference to Exhibit 3.3 to the Company’s Registration Statement on Form S-4 (Registration No. 333-572))

3.3	Amended and Restated Bylaws of Patina Oil & Gas Corporation. (Incorporated herein by reference to Exhibit 3.2 of the Company’s Form 8-K filed on May 25, 2001)

3.4	Certificate of Ownership and Merger of Gerrity Oil & Gas Corporation with and into the Company, effective March 21, 1997 (Incorporated herein by reference to Exhibit 4.3 of the Company’s Form 10-Q for the quarter ended March 31, 1997)

4.1	Rights Agreement. (Incorporated herein by reference to Exhibit 3.2 of the Company’s Form 8-K filed on May 25, 2001)

10.1	Third Amended and Restated Credit Agreement dated January 28, 2003 by and among the Company, as Borrower, and Bank One, NA, as Administrative Agent, Wachovia Bank, National Association and Wells Fargo Bank, N.A., as Syndication Agents, Bank of America, N.A. and Credit Lyonnais New York Branch, as Documentation Agents, and certain commercial lending institutions (Incorporated herein by reference to Exhibit 10.1 of the Company’s Form 10-K filed on March 5, 2003)

10.1.1	First Amendment to the Third Amended and Restated Credit Agreement dated January 28, 2003 by and among the Company, as borrower, Bank One, NA, as Administrative Agent, and certain other financial institutions (Incorporated herein by reference to Exhibit 10.1.2 of the Company’s Form 10-Q filed on August 1, 2003)

10.1.2	Second Amendment to the Third Amended and Restated Credit Agreement dated October 1, 2003 by and among the Company, as Borrower, and Bank One, NA, as Administrative Agent, and certain other financial institutions (Incorporated herein by reference to Exhibit 10.1.3 to the Company’s Form 8-K filed on October 2, 2003)

10.2	Agreement and Plan of Reorganization by and among Patina Oil & Gas Corporation, Le Norman Energy Corporation, Patina Oklahoma Corp., and The Le Norman Shareholders dated October 23, 2002 (Incorporated herein by reference to Exhibit 10.1 of the Company’s Form 8-K filed on November 7, 2002)

10.3	Patina Oil & Gas Corporation Profit Sharing and Savings Plan and Trust, effective January 1, 1997 (Incorporated herein by reference to Exhibit 10.3 of the Company’s Form 10-K for the year ended, December 31, 1997)

10.4	Amended and Restated Patina Oil & Gas Corporation Deferred Compensation Plan for Select Employees as adopted May 1, 1996 and amended as of September 30, 1997 and further amended as of August 1, 2001. (Incorporated herein by reference to Exhibit 10.1 of the Company’s Form 10-Q for the quarter ended September 30, 2001)

10.5.1	Patina Oil & Gas Corporation 1998 Stock Purchase Plan. (Incorporated herein by reference to Exhibit 10.3.3 of the Company’s Form 10-K for the year ended December 31, 1997)

10.5.2	Amendment No. 1 to the Patina Oil & Gas Corporation 1998 Stock Purchase Plan. (Incorporated herein by reference to Exhibit 10.3 of the Company’s Form 10-Q for the quarter ended June 30, 1999)

10.5.3	Patina Oil & Gas Corporation 1996 Employee Stock Option Plan (Incorporated by reference to Exhibit 10.20 of the Company’s Registration Statement on Form S-4 (Registration No. 33300-572))

10.5.4	Amendment No. 1 to the 1996 Employee Stock Option Plan of Patina Oil & Gas Corporation. (Incorporated herein by reference to Exhibit 10.2 of the Company’s Form 10-Q for the quarter ended June 30, 1999)

10.6	Lease Agreement dated as of December 21, 2000 by and between Brookfield Denver, Inc., as landlord, and the Company, as tenant (Incorporated herein by reference to Exhibit 10.5.1 of the Company’s Form 10-K for the year ended December 31, 2000)

10.6.1	Amendment of Lease Agreement dated December 21, 2000 by and between Brookfield Denver, Inc., as landlord, and the Company, as tenant (Incorporated herein by reference to Exhibit 10.6.1 of the Company’s Form 10-K filed on March 5, 2003)

10.6.2	Second Amendment of Lease Agreement dated December 21, 2000 by and between Brookfield Denver, Inc., as landlord, and the Company, as tenant (Incorporated herein by reference to Exhibit 10.6.2 of the Company’s Form 10-K filed on March 5, 2003)

10.6.3	Third Amendment of Lease Agreement dated December 21, 2000 by and between Brookfield Denver, Inc., as landlord, and the Company, as tenant *

10.7	Employment Agreement dated July 31, 1997 by and between the Company and Thomas J. Edelman. (Incorporated herein by reference to Exhibit 10.7 of the Company’s Form 10-Q for the quarter ended September 30, 1997)

21.1	Subsidiaries of Registrant *

23.1	Consent of independent auditors *

23.2	Consent of independent reservoir engineers *

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of the Chief Executive Officer, dated March 9, 2004, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of the Chief Financial Officer, dated March 9, 2004, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

(d)	Financial Statement Schedules Required by Regulation S-X.

The items listed in the accompanying index to financial statements are filed as part of this Annual Report on Form 10-K.

* - Filed herewith