Form 10-Q
period 2004-09-30
PATINA OIL & GAS CORP
filed 2004-10-28
CIK 1006264

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

There were 70,624,440 shares of common stock outstanding on October 27, 2004, exclusive of 2,097,912 common shares held in a deferred compensation plan which are treated as treasury stock.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

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

PATINA OIL & GAS CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands except share data)

	December 31, 2003	September 30, 2004
		(Unaudited)
ASSETS
Current assets
Cash and equivalents	$545	$966
Accounts receivable	59,973	68,663
Inventory and other	17,736	49,059
Deferred income taxes	23,641	74,600
Unrealized hedging gains	137	853

	102,032	194,141

Unrealized hedging gains	1,867	98

Oil and gas properties, successful efforts method	1,628,750	1,786,042
Accumulated depletion, depreciation and amortization	(560,090)	(646,555)

	1,068,660	1,139,487

Field equipment and other	15,027	17,848
Accumulated depreciation	(6,506)	(7,972)

	8,521	9,876

Other assets	15,211	24,709

	$1,196,291	$1,368,311

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$61,329	$91,683
Accrued liabilities	18,866	27,260
Unrealized hedging losses	62,349	197,170

	142,544	316,113

Senior debt	416,000	321,000
Deferred income taxes	154,480	164,622
Other noncurrent liabilities	50,236	53,942
Unrealized hedging losses	27,631	106,604
Deferred compensation liability	74,888	84,511

Commitments and contingencies

Stockholders’ equity
Preferred Stock, $.01 par, 5,000,000 shares authorized, none issued	—	—
Common Stock, $.01 par, 100,000,000 and 250,000,000 shares authorized, 71,504,986 and 72,711,434 shares issued	715	727
Less Common Stock Held in Treasury, at cost, 2,481,820 and 2,097,912 shares	(7,850)	(6,945)
Capital in excess of par value	187,171	205,790
Deferred compensation	(764)	(1,146)
Retained earnings	205,786	310,843
Accumulated other comprehensive loss	(54,546)	(187,750)

	330,512	321,519

	$1,196,291	$1,368,311

The accompanying notes are an integral part of these statements.

PATINA OIL & GAS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2004	2003	2004
Revenues
Oil and gas sales	$97,848	$136,280	$278,329	$392,052
Gain on sale of properties	—	554	—	7,938
Other	1,332	1,181	3,235	4,354

	99,180	138,015	281,564	404,344

Expenses
Lease operating	14,420	17,681	39,066	50,970
Production taxes	7,155	12,597	20,047	34,354
Exploration	618	671	2,788	1,309
General and administrative	4,355	6,281	13,037	17,504
Interest and other	1,742	3,076	5,843	9,366
Deferred compensation adjustment	5,966	(498)	15,885	12,959
Depletion, depreciation and amortization	24,571	31,365	68,928	90,874

	58,827	71,173	165,594	217,336

Pre-tax income	40,353	66,842	115,970	187,008

Provision for income taxes
Current	5,750	9,525	16,526	26,649
Deferred	9,584	15,875	27,543	44,414

	15,334	25,400	44,069	71,063

Net income before change in accounting principle	$25,019	$41,442	$71,901	$115,945
Cumulative effect of change in accounting principle	—	—	(2,613)	—

Net Income	$25,019	$41,442	$69,288	$115,945

Net income per share before cumulative effect of change in accounting principle
Basic	$0.37	$0.59	$1.06	$1.65

Diluted	$0.35	$0.54	$1.01	$1.58

Net loss per share from cumulative effect of change in accounting principle
Basic	$0.00	$0.00	$(0.04)	$0.00

Diluted	$0.00	$0.00	$(0.04)	$0.00

Net income per share
Basic	$0.37	$0.59	$1.02	$1.65

Diluted	$0.35	$0.54	$0.97	$1.58

Weighted average shares outstanding
Basic	67,814	70,606	68,006	70,098

Diluted	71,372	76,037	71,114	73,228

The accompanying notes are an integral part of these statements.

PATINA OIL & GAS CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN

STOCKHOLDERS’ EQUITY AND ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

(In thousands)

(Unaudited)

	Preferred Stock Amount	Common Stock		Treasury Stock	Capital in Excess of Par Value	Deferred Compensation	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
		Shares	Amount
Balance at December 31, 2002	$—	70,324	$703	$(6,817)	$175,186	$—	$123,707	$5,801	$298,580

Repurchase of common stock	—	(1,181)	(12)	—	(17,218)	—	—	—	(17,230)
Issuance of common stock	—	2,362	24	—	10,229	(861)	—	—	9,392
Deferred compensation stock issued, net	—	—	—	(1,033)	4,398	—	—	—	3,365
Amortization of stock grant	—	—	—	—	—	97	—	—	97
Issuance of warrants	—	—	—	—	4,000	—	—	—	4,000
Tax benefit from stock options	—	—	—	—	10,576	—	—	—	10,576
Dividends	—	—	—	—	—	—	(8,817)	—	(8,817)
Comprehensive income:
Net income	—	—	—	—	—	—	90,896	—	90,896
Contract settlements reclassed to income	—	—	—	—	—	—	—	29,616	29,616
Change in unrealized hedging gains	—	—	—	—	—	—	—	(89,963)	(89,963)

Total comprehensive income	—	—	—	—	—	—	90,896	(60,347)	30,549

Balance at December 31, 2003	—	71,505	715	(7,850)	187,171	(764)	205,786	(54,546)	330,512

Repurchase of common stock	—	(668)	(7)	—	(14,727)	—	—	—	(14,734)
Issuance of common stock	—	1,874	19	—	13,778	(832)	—	—	12,965
Deferred compensation stock issued, net	—	—	—	905	9,457	—	—	—	10,362
Amortization of stock grants	—	—	—	—	—	450	—	—	450
Tax benefit from stock options	—	—	—	—	10,111	—	—	—	10,111
Dividends	—	—	—	—	—	—	(10,888)	—	(10,888)
Comprehensive loss:
Net income	—	—	—	—	—	—	115,945	—	115,945
Contract settlements reclassed to income	—	—	—	—	—	—	—	58,566	58,566
Change in unrealized hedging losses	—	—	—	—	—	—	—	(191,770)	(191,770)

Total comprehensive loss	—	—	—	—	—	—	115,945	(133,204)	(17,259)

Balance at September 30, 2004	$—	72,711	$727	$(6,945)	$205,790	$(1,146)	$310,843	$(187,750)	$321,519

The accompanying notes are an integral part of these statements.

PATINA OIL & GAS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2003	2004
Operating activities
Net income	$69,288	$115,945
Adjustments to reconcile net income to net cash provided by operations
Cumulative effect of change in accounting principle, net of tax	2,613	—
Exploration expense	2,788	1,309
Depletion, depreciation and amortization	68,928	90,874
Deferred income taxes	27,543	44,414
Tax benefit from exercise of stock options	6,860	10,111
Deferred compensation adjustment	15,885	12,959
Gain on deferred compensation asset	(1,141)	(1,353)
Gain on sale of oil and gas properties	—	(7,938)
Other	402	1,505

Subtotal	193,166	267,826
Changes in working capital and other assets and liabilities
Decrease (increase) in
Accounts receivable	(9,487)	(8,689)
Inventory and other	828	(31,258)
Increase (decrease) in
Accounts payable	(2,703)	30,234
Accrued liabilities	833	4,723
Other assets and liabilities	3,912	(51)

Net cash provided by operating activities	186,549	262,785

Investing activities
Development and exploration	(121,476)	(173,567)
Acquisitions, net of cash acquired	(67,395)	(4,328)
Disposition of oil and gas properties	1,719	26,855
Other	(3,523)	(3,647)

Net cash used in investing activities	(190,675)	(154,687)

Financing activities
Increase (decrease) in indebtedness	20,000	(95,000)
Loan origination fees	(1,074)	—
Issuance of common stock	6,744	12,945
Repurchase of common stock	(17,231)	(14,734)
Dividends	(5,955)	(10,888)

Net cash provided by (used in) financing activities	2,484	(107,677)

Increase (decrease) in cash	(1,642)	421
Cash and equivalents, beginning of period	1,920	545

Cash and equivalents, end of period	$278	$966

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

Over the past few years, the Company has made a series of acquisitions in an effort to expand and diversify its asset base. In November 2000, Patina acquired various property interests out of bankruptcy. The assets were acquired through Elysium Energy, L.L.C. (“Elysium”), a New York limited liability company, in which Patina held a 50% interest. In January 2003, the Company purchased the remaining 50% interest in Elysium for $23.1 million. Elysium’s properties are located in Illinois, central Kansas and Louisiana, and primarily produce oil. In November 2002, Patina acquired the stock of Le Norman Energy Corporation (“Le Norman”) for $62.0 million and the issuance of 513,200 shares of the Company’s Common Stock. The Le Norman properties are located primarily in the Anadarko and Ardmore-Marietta Basins of Oklahoma and primarily produce oil. The acquisition included a 30% reversionary interest in Le Norman Partners (“LNP”). In December 2002, Patina acquired Bravo Natural Resources, Inc. (“Bravo”) for $119.0 million. The Bravo properties are primarily located in Hemphill County, Texas and Custer and Caddo Counties of western Oklahoma, within the Anadarko Basin, and primarily produce gas. In March 2003, Patina acquired the remaining 70% interest in LNP for $39.7 million. The LNP properties are located in Stephens, Garvin, and Carter Counties of southern Oklahoma and primarily produce oil. In October 2003, the Company acquired the assets of Cordillera Energy Partners, LLC (“Cordillera”) for $243.0 million, comprised of $239.0 million and the issuance of five year warrants to purchase 1,000,000 shares of Common Stock for $22.50 per share. The Cordillera properties are primarily located in the Mid Continent, the San Juan Basin, and the Permian Basin, and primarily produce gas. See Note (3).

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

The Company’s business involves the acquisition, development, exploitation of and production from oil and gas properties. Historically, Patina’s properties were primarily located in the Wattenberg Field of Colorado’s D-J Basin. Through the Le Norman, LNP, Bravo, certain Cordillera property acquisitions (collectively, “Mid Continent”) and Elysium (“Central and Other”), the Company currently has oil and gas properties in central Kansas, the Illinois Basin, Texas, Oklahoma and New Mexico. Based on year-to-date 2004 production, Wattenberg accounted for approximately 62%, Mid Continent for 27%, San Juan for 3% and Central and Other for 8% of oil and gas production volumes on an equivalent basis.

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

The Company follows the provisions of Statement of Financial Accounting Standards No. 144 (“SFAS 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets,” which requires assessing the need for an impairment of capitalized costs of oil and gas properties on a field-by-field basis. When the net book value of properties exceeds their projected undiscounted future cash flows, the cost of the property is written down to “fair value,” which is determined using discounted future cash flows on a field-by-field basis. While no impairments have been necessary since 1997, changes in oil and gas prices, underlying assumptions including development costs, lease operating expenses, production rates, production taxes or oil and gas reserves could result in impairments in the future.

Asset Retirement Costs and Obligations

The Company adopted the provisions of Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations,” (“SFAS No. 143”) on January 1, 2003. This statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the asset. The asset retirement liability is allocated to operating expense by using a systematic and rational method. Upon adoption of the statement, an asset retirement obligation of $21.4 million was recorded to reflect the estimated obligations related to the future plugging and abandonment of the Company’s wells. An addition to oil and gas properties of approximately $17.2 million for the related asset retirement costs and a one-time, non-cash charge of approximately $2.6 million (net of $1.6 million of deferred taxes) was recorded for the cumulative effect of change in accounting principle. At September 30, 2004, an asset retirement obligation of $28.4 million is recorded in Other noncurrent liabilities. A reconciliation of the changes in the liability from December 31, 2003 to September 30, 2004 follows (amounts in thousands):

Asset retirement obligation at December 31, 2003	$27,594
Liabilities incurred	703
Liabilities settled	(1,036)
Accretion expense	1,109

Asset retirement obligation at September 30, 2004	$28,370

Field equipment and other

Depreciation of field equipment and other is provided using the straight-line method over periods generally ranging from three to ten years.

Other Assets

At December 31, 2003, the balance primarily represented $14.1 million in assets held in a deferred compensation plan and $937,000 in unamortized loan origination costs. At September 30, 2004, the balance primarily represented $22.5 million in assets held in a deferred compensation plan, $2.0 million for the unamortized portion of an incentive compensation contribution made on behalf of certain executives to the deferred compensation plan and $234,000 in unamortized loan origination costs. See Note (7).

Revenue Recognition and Gas Imbalances

The sales method is used to account for gas imbalances. Under this method, revenue is recognized based on the cash received rather than the Company’s proportionate share of gas produced. Gas imbalances at December 31, 2003 and September 30, 2004 are believed to be insignificant. Gathering and processing costs are accounted for as a reduction to revenue.

Accumulated Other Comprehensive Income (Loss)

The Company follows the provisions of SFAS No. 130, “Reporting Comprehensive Income”. In addition to net income, comprehensive income includes all changes in equity during a period, except those resulting from investments and distributions to the owners of the Company. There were no such changes prior to 2001. The components of accumulated other comprehensive income (loss) and related tax effects for the nine months ended September 30, 2004 were as follows (in thousands):

	Gross	Tax Effect	Net of Tax
Accumulated other comprehensive loss at 12/31/03	$(87,977)	$33,431	$(54,546)
Change in fair value of hedges	(309,306)	117,536	(191,770)
Contract settlements during the nine months	94,460	(35,894)	58,566

Accumulated other comprehensive loss at 09/30/04	$(302,823)	$115,073	$(187,750)

Comprehensive income (loss) for the three months ended September 30, 2003 and 2004 totaled $37.8 million and ($19.2) million, respectively. Comprehensive income (loss) for the nine months ended September 30, 2003 and 2004 totaled $38.1 million and ($17.3) million, respectively.

Financial Instruments

The book value and estimated fair value of cash and equivalents was $545,000 and $966,000 at December 31, 2003 and September 30, 2004, respectively. The book value and estimated fair value of bank debt was $416.0 million and $321.0 million at December 31, 2003 and September 30, 2004, respectively. The book value of these assets and liabilities approximates fair value due to the short maturity or floating rate structure of these instruments.

Derivative Instruments and Hedging Activities

The Company periodically enters into derivative contracts to help manage its exposure to changes in interest rates. The contracts are placed with major financial institutions which management believes to be of high credit quality. During the fourth quarter of 2003, the Company entered into LIBOR swap contracts to fix the interest rate on $100.0 million of LIBOR based floating rate bank debt for one year and an additional $100.0 million for two years. At September 30, 2004, the net unrealized pretax gains on these contracts totaled $755,000 ($468,000 gain net of $287,000 of deferred taxes) based on LIBOR futures prices at September 30, 2004. These interest rate swap contracts have been designated as cash flow hedges.

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

The Company was a party to various swap contracts for oil based on NYMEX prices for the first nine months of 2003 and 2004, recognizing losses of $17.5 million and $55.5 million, respectively, related to these contracts. The Company was a party to various swap contracts for natural gas based on the Colorado Interstate Gas (“CIG”), ANR Pipeline Oklahoma (“ANR”), Panhandle Eastern Pipeline (“PEPL”), and the El Paso San Juan (“EPSJ”) indexes during the first nine months of 2003 and 2004, recognizing losses of $22.2 million and $38.4 million, respectively, related to these contracts.

At September 30, 2004, the Company was a party to swap contracts for oil based on NYMEX prices covering approximately 14,800 barrels of oil per day for the remainder of 2004 at fixed prices ranging from $23.04 to $26.58 per barrel. These swaps are summarized in the table below. The overall weighted average hedged price for the swap contracts is $24.43 per barrel for the remainder of 2004. The Company was also a party to swap contracts for oil for 2005 and 2006, which are summarized in the table below. The net unrealized pretax losses on these contracts totaled $179.1 million based on NYMEX futures prices at September 30, 2004.

At September 30, 2004, the Company was a party to swap contracts for natural gas based on CIG, EPSJ, ANR and PEPL index prices covering approximately 131,200 MMBtu’s per day for the remainder of 2004 at fixed prices ranging from $2.95 to $5.95 per MMBtu. The overall weighted average hedged price for the swap contracts is $4.24 per MMBtu for the remainder of 2004. The Company was also a party to natural gas swap contracts for 2005 and 2006, which are summarized in the table below. The net unrealized pretax losses on these contracts totaled $124.5 million based on futures prices at September 30, 2004.

At September 30, 2004, the Company was a party to the fixed price swaps summarized below.

	Oil Swaps (NYMEX)			Natural Gas Swaps (CIG Index)
Time Period	Daily Volume Bbl	$/Bbl	Unrealized Gain (Loss) ($/thousands)	Daily Volume MMBtu	$/MMBtu	Unrealized Gain (Loss) ($/thousands)
10/01/04 - 12/31/04	14,830	24.43	(33,382)	82,000	3.98	(13,097)

01/01/05 - 03/31/05	13,700	25.07	(27,099)	70,000	4.15	(18,685)
04/01/05 - 06/30/05	13,700	24.80	(25,341)	70,000	3.57	(13,134)
07/01/05 - 09/30/05	13,700	24.67	(23,755)	70,700	3.59	(13,836)
10/01/05 - 12/31/05	13,700	24.60	(22,210)	70,700	3.88	(13,571)

2006	9,900	26.66	(47,297)	35,000	4.67	(10,513)

	Natural Gas Swaps (ANR/PEPL Indexes)			Natural Gas Swaps (EPSJ Index)
Time Period	Daily Volume MMBtu	$/MMBtu	Unrealized Gain (Loss) ($/thousands)	Daily Volume MMBtu	$/MMBtu	Unrealized Gain (Loss) ($/thousands)
10/01/04 - 12/31/04	40,700	4.73	(5,105)	8,600	4.36	(1,071)

01/01/05 - 03/31/05	38,100	5.34	(7,317)	9,050	4.71	(1,966)
04/01/05 - 06/30/05	38,100	4.63	(4,979)	9,050	3.97	(1,481)
07/01/05 - 09/30/05	38,100	4.58	(5,191)	9,050	3.99	(1,535)
10/01/05 - 12/31/05	38,100	4.77	(5,406)	9,050	4.22	(1,529)

2006	16,700	5.02	(4,812)	3,650	4.61	(1,265)

The Company is required to provide margin deposits to certain counterparties when the unrealized losses on its oil and gas hedges exceed specified credit thresholds. At December 31, 2003 and September 30, 2004, the Company had $9.9 million and $35.6 million, respectively, on deposit with counterparties. These amounts are included in Inventory and other in the accompanying consolidated balance sheets.

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

During the first nine months of 2004, net hedging losses of $94.5 million ($58.6 million after tax) were reclassified from Accumulated other comprehensive loss to earnings and the changes in the fair value of outstanding derivative net liabilities increased by $309.3 million ($191.8 million after tax). As the underlying prices in the Company’s hedge contracts were consistent with the indices used to sell its oil and gas and determine the interest rate on the Company’s bank debt, no ineffectiveness was recognized related to its hedge contracts in the first nine months of 2004.

As of September 30, 2004, the Company had net unrealized hedging losses of $302.8 million ($187.8 million after tax), comprised of $853,000 of current assets, $98,000 of non-current assets, $197.2 million of current liabilities and $106.6 million of non-current liabilities. Based on futures prices as of September 30, 2004, the Company expects to reclassify as a decrease to earnings during the next twelve months $196.3 million ($121.7 million after tax) of net unrealized hedging losses from Accumulated other comprehensive loss.

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

The following table reflects the unaudited pro forma results of operations for the three months and nine months ended September 30, 2003 as though the Cordillera acquisition had occurred on January 1, 2003 (in thousands, except per share amounts):

Three months ended September 30, 2003	Historical Patina	Pro Forma Cordillera	Pro Forma Consolidated
Revenues	$99,180	$13,054	$112,234
Net income	25,019	2,215	27,234
Net income per share – basic	0.37		0.40
Net income per share – diluted	0.35		0.38

Nine months ended September 30, 2003	Historical Patina	Pro Forma Cordillera	Pro Forma Consolidated
Revenues	$281,564	$33,848	$315,412
Net income	69,288	5,735	75,023
Net income per share – basic	1.02		1.10
Net income per share – diluted	0.97		1.05

The pro forma amounts above are presented for information purposes only and are not necessarily indicative of the results which would have occurred had the Cordillera acquisition been consummated on January 1, 2003, nor are the pro forma amounts necessarily indicative of the future results of operations of the Company.

(4) OIL AND GAS PROPERTIES

The cost of oil and gas properties at December 31, 2003 and September 30, 2004 included $2.5 million and $4.3 million, respectively, in net unevaluated leasehold and property costs to which proved reserves have not been assigned. These amounts have been excluded from amortization during the respective period. The following table sets forth costs incurred related to oil and gas properties.

	Year Ended December 31, 2003	Nine Months Ended September 30, 2004
	(In thousands, except per Mcfe amounts)
Development	$169,929	$172,258
Acquisition - evaluated	305,833	1,438
Acquisition - unevaluated	1,493	2,890
Exploration and other	6,207	1,309

	$483,462	$177,895

Asset retirement costs	$3,761	$703

Disposition of properties	$(16,943)	$(26,855)

Depletion rate (per Mcfe)	$0.94	$1.01

The disposition of properties in 2003 primarily related to the sale of properties in Louisiana for $8.4 million, $4.8 million for sales of certain Wattenberg properties, and $3.2 million for the sale of certain Utah properties. The disposition of properties in 2004 primarily relates to the sale of the Adams Baggett properties for $15.2 million, the sale of certain Permian Basin properties acquired in the Cordillera acquisition for $6.3 million and the sale of certain properties in the Mid Continent for $3.8 million.

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

During 2003, an addition to oil and gas properties of approximately $17.2 million was recorded for the asset retirement costs related to the adoption of SFAS No. 143. During 2003 and the first nine months of 2004, additions to oil and gas properties of approximately $3.8 million and $703,000, respectively, were recorded for the estimated asset retirement costs related to new wells drilled or acquired.

On October 1, 2004, the Company acquired oil and gas properties in Wattenberg for $15.4 million and in Kansas for $2.4 million. These acquisitions were funded with bank borrowings.

(5) INDEBTEDNESS

The following indebtedness was outstanding on the respective dates:

	December 31, 2003	September 30, 2004
	(In thousands)
Bank debt	$416,000	$321,000
Less current portion	—	—

Bank debt, net	$416,000	$321,000

In January 2003, the Company entered into an Amended Bank Credit Agreement (the “Credit Agreement”). The Credit Agreement is a revolving credit facility for up to $500.0 million. The amount available under the facility is adjusted semi-annually, each May 1 and November 1, and equaled $500.0 million at September 30, 2004. A total of $179.0 million was available under the Credit Agreement at September 30, 2004.

The Company may elect that all or a portion of the credit facility bear interest at a rate equal to: (i) the LIBOR rate for one, two, three or six months plus a margin which fluctuates from 1.25% to 1.90%, or (ii) the prime rate plus a margin which fluctuates from 0.00% to 0.65%. The margins are determined by a debt to EBITDA ratio, as defined. The weighted average interest rate under the facility was 2.7% during the first nine months of 2004 and 3.0% at September 30, 2004.

The Credit Agreement contains financial covenants, including but not limited to a maximum total debt to EBITDA ratio, as defined, and a minimum current ratio. It also contains negative covenants, including but not limited to restrictions on indebtedness; certain liens; guaranties, speculative derivatives and other similar obligations; asset dispositions; dividends, loans and advances; creation of subsidiaries; investments; leases; acquisitions; mergers; changes in fiscal year; transactions with affiliates; changes in business conducted; sale and leaseback and operating lease transactions; sale of receivables; prepayment of other indebtedness; amendments to principal documents; negative pledge causes; issuance of securities; and non-speculative commodity hedging. At December 31, 2003 and September 30, 2004, the Company was in compliance with all covenants. Borrowings under the Credit Agreement mature in January 2007, but may be prepaid at anytime. The Company had a restricted payment basket under the Credit Agreement of $107.9 million as of September 30, 2004, which may be used to repurchase equity securities, pay dividends or make other restricted payments.

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

Scheduled maturities of indebtedness for the next five years are zero in 2004, 2005, and 2006 and $321.0 million in the first quarter of 2007 and zero in 2008. Management intends to extend the maturity of its credit facility on a regular basis; however, there can be no assurance it will be able to do so. Cash payments for interest totaled $4.4 million and $8.3 million during the first nine months of 2003 and 2004, respectively.

(6) STOCKHOLDERS’ EQUITY

A total of 250.0 million common shares, $0.01 par value, are authorized of which 72.7 million were issued at September 30, 2004 (“Common Stock”). The Common Stock is listed on the New York Stock Exchange under the symbol “POG”. In June 2002 and in June 2003, 5-for-4 stock dividends were paid to common stockholders. In March 2004, a 2-for-1 stock split was paid. All share and per share amounts for all periods have been restated to reflect the stock dividends and the stock split. The Company has a stockholders’ rights plan designed to ensure that stockholders receive a fair value for their shares in the event of certain takeover attempts. The following is a schedule of changes in the Company’s outstanding Common Stock since January 1, 2003:

	Year Ended December 31, 2003	Nine Months Ended September 30, 2004
Beginning shares	70,324,400	71,505,000

Exercise of stock options	2,214,600	1,855,200
Issued in lieu of salaries and bonuses	142,200	—
Vesting of stock grant	—	18,300
Issued for directors fees	5,400	700

Total shares issued	2,362,200	1,874,200
Repurchases	(1,181,600)	(667,800)

Ending shares	71,505,000	72,711,400
Treasury shares held in deferred comp (Note 7)	(2,481,800)	(2,097,900)

Adjusted shares outstanding	69,023,200	70,613,500

The following is a schedule of quarterly cash dividends paid on the Common Stock since 2001, adjusted for the stock dividends and split:

	Quarter				Total
	First	Second	Third	Fourth
2001	$0.0128	$0.0128	$0.0128	$0.0160	$0.0544
2002	0.0160	0.0200	0.0200	0.0240	0.0800
2003	0.0240	0.0300	0.0300	0.0400	0.1240
2004	0.0500	0.0500	0.0500

During the first nine months of 2004, the Company repurchased and retired 667,800 shares of Common Stock for $14.7 million.

In conjunction with the Cordillera acquisition made in October 2003, the Company issued 1,000,000 five year warrants to purchase Common Stock for $22.50 per share (“Warrants”). At September 30, 2004, all of the Warrants were outstanding. The Warrants expire on October 1, 2008.

A total of 5,000,000 preferred shares, $0.01 par value, are authorized with no shares issued or outstanding at December 31, 2003 and September 30, 2004.

In September 2003, the Compensation Committee of the Board of Directors awarded restricted stock grants totaling 47,500 shares of Common Stock to the officers and directors of the Company in lieu of the suspended Stock Purchase Plan. The shares vested 30% in May 2004 and are scheduled to vest 30% in May 2005 and 40% in May 2006. In June 2004, the Compensation Committee awarded a stock grant totaling 14,000 shares of restricted Common Stock to the non-employee directors of the Company as a component of their annual retainer. The shares vest 30% in June 2005, 30% in June 2006 and 40% in June 2007. On July 19, 2004, the Board of Directors issued 16,000 shares of restricted Common Stock to a Senior Vice President of Operations in connection with the commencement of his employment with the Company. A portion of such shares (4,000) were immediately vested upon the date of grant and 6,000 of such shares shall vest on each of the first and second anniversaries of the date of grant. The non-vested shares from such grants have been recorded as Deferred compensation in the equity section of the accompanying consolidated balance sheets.

The Company follows SFAS No. 128, “Earnings per Share.” The following table specifies the calculation of basic and diluted earnings per share (in thousands except per share amounts):

	Three Months Ended September 30,
	2003			2004
	Net Income	Common Shares	Per Share	Net Income	Common Shares	Per Share
Net income	$25,019	67,814		$41,442	70,606
Basic net income attributable to common stock	25,019	67,814	$0.37	41,442	70,606	$0.59

Effect of dilutive securities:
Stock options	—	3,558		—	3,072
Deferred compensation plan	—	—		(390)	2,098
Unvested stock grant	—	—		—	57
Warrants	—	—		—	204

Diluted net income attributable to Common Stock	$25,019	71,372	$0.35	$41,052	76,037	$0.54

	Nine Months Ended September 30,
	2003			2004
	Net Income	Common Shares	Per Share	Net Income	Common Shares	Per Share
Net income	$69,288	68,006		$115,945	70,098
Basic net income attributable to common stock	69,288	68,006	$1.02	115,945	70,098	$1.65

Effect of dilutive securities:
Stock options	—	3,108		—	2,910
Unvested stock grant	—	—		—	57
Warrants	—	—		—	163

Diluted net income attributable to Common Stock	$69,288	71,114	$0.97	$115,945	73,228	$1.58

At September 30, 2004, the calculation of diluted earnings per share excluded 106,500 stock options for the three month period and 106,500 stock options for the nine month period as they were anti-dilutive.

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

Deferred Compensation Plan

The Company maintains a shareholder approved deferred compensation plan (the “Plan”). The Plan is available to officers and certain key employees of the Company and allows participants to defer all or a portion of their salary and annual bonuses (either in cash or Common Stock). The Company can make discretionary matching contributions of the participant’s salary deferral and those assets are invested in instruments as directed by the participant. The Company can also make discretionary incentive contributions in the form of cash or securities to participants. The Plan does not have dollar limits on tax-deferred contributions. The assets of the Plan are held in a rabbi trust (“Trust”) and, therefore, may be available to satisfy the claims of the Company’s creditors in the event of bankruptcy or insolvency. Participants have the ability to direct the Plan Administrator to invest their salary and bonus deferrals into pre-approved mutual funds held by the Trust. In addition, participants have the right to request that the Plan Administrator re-allocate the portfolio of investments (i.e., cash, mutual funds, Common Stock) in the participant’s individual account within the Trust, however, the Plan Administrator is not required to honor such requests. Matching contributions are made in cash or Common Stock and vest ratably over a three-year period. Participants may elect to receive their distributions in either cash or Common Stock. At September 30, 2004, the balance of the assets in the Trust totaled $84.5 million, including 2,097,912 shares of Common Stock valued at $62.0 million. The Company accounts for the Plan in accordance with Emerging Issues Task Force (“EITF”) Abstract 97-14, “Accounting for Deferred Compensation Arrangements Where Amounts Earned are Held in a Rabbi Trust and Invested”.

Assets of the Trust, other than Common Stock of the Company, are invested in 11 mutual funds that cover an investment spectrum ranging from equities to money market instruments. These mutual funds are publicly quoted and reported at market value. The Company accounts for these investments in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” The Trust also holds Common Stock. The Company’s Common Stock held by the Trust is classified as treasury stock in the stockholders’ equity section of the accompanying consolidated balance sheets, as required by accounting principles generally accepted in the United States. The market value of the assets held by the Trust, exclusive of the market value of the shares of the Common Stock that are reflected as treasury stock, at December 31, 2003 and September 30, 2004, was $14.1 million and $22.5 million, respectively, and is classified as Other Assets in the accompanying consolidated balance sheets. The amounts payable to plan participants at December 31, 2003 and September 30, 2004, including the market value of the shares of Common Stock that are reflected as treasury stock, was $74.9 million and $84.5 million, respectively, and is classified as Deferred Compensation Liability in the accompanying consolidated balance sheets. Approximately 2,000,000 shares or 95% of the Common Stock held in the Plan were attributable to the Chief Executive Officer at September 30, 2004.

In accordance with EITF 97-14, all market fluctuations in value of the Trust assets have been reflected in the accompanying consolidated statements of operations. Increases or decreases in the value of the plan assets, exclusive of the shares of Common Stock of the Company, have been included as Other revenues in the accompanying consolidated statements of operations. Increases or decreases in the market value of the deferred compensation liability, including the shares of Common Stock of the Company held by the Trust, while recorded as treasury stock, are included as Deferred compensation adjustments in the accompanying consolidated statements of operations. Based on changes in the total market value of the Trust’s assets, the Company recorded deferred compensation adjustments of $15.9 million and $13.0 million in the first nine months of 2003 and 2004, respectively.

Equity Plans

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

Year	Options Granted	Range of Exercise Prices	Weighted Average Exercise Price
2002	2,305,000	$8.25 - $12.66	$8.41
2003	2,122,000	$13.59 - $17.13	13.62
2004	1,762,000	$25.84 - $30.93	26.06

The Company also maintains a shareholder approved stock grant and option plan for non-employee Directors (the “Directors’ Plan”). The Directors’ Plan provides for each non-employee Director to receive Common Stock in partial payment of their annual retainers. A total of 5,400 shares were issued under the Directors’ Plan in 2003 and 700 in the first nine months of 2004. Effective May 2004, the Board of Directors suspended the automatic restricted stock grant provisions of the Directors’ Plan. In June 2004, the Compensation Committee awarded a stock grant outside of the Directors’ Plan totaling 14,000 shares of restricted Common Stock to the non-employee directors as a component of their annual retainer. The shares vest 30% in June 2005, 30% in June 2006 and 40% in June 2007. The Directors’ Plan also provides for stock options to be granted to each non-employee Director upon appointment and upon annual re-election, thereafter. The options vest in annual installments over a three-year period (30%, 60%, 100%) and expire five years from the date of grant. The following is a summary of stock options granted under the Directors’ Plan:

Year	Options Granted	Weighted Range of Exercise Prices	Average Exercise Price
2002	78,100	$ 11.30 - $12.80	$11.60
2003	78,100	$15.39	15.39
2004	67,500	$26.23 - $26.81	26.68

The Company applies APB Opinion No. 25, “Accounting for Stock Issued to Employees,” in accounting for the plans. As all stock options have been issued at the market price on the date of grant, no compensation cost has been recognized for these stock option grants. Had compensation cost for the stock option grants been determined consistent with SFAS No. 123, “Accounting for Stock-Based Compensation,” net income (in thousands) and earnings per share would have been reduced to the pro forma amounts indicated below for the three and nine month periods ended September 30, 2003 and 2004, respectively.

		Three Months Ended September 30,		Nine Months Ended September 30,
		2003	2004	2003	2004
Net income	As Reported	$25,019	$41,442	$69,288	$115,945
	Pro forma	23,895	40,016	66,255	111,887

Net income per share - basic	As Reported	$0.37	$0.59	$1.02	$1.65
	Pro forma	0.35	0.57	0.98	1.60

Net income per share - diluted	As Reported	$0.35	$0.54	$0.97	$1.58
	Pro forma	0.34	0.52	0.93	1.53

For purposes of this table, the fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants for the three months ended September 30, 2003 and 2004: dividend yields of 0.8% and 0.7%; expected volatility of 44% and 30%; risk-free interest rates of 3.5% and 3.9%; and expected lives of 4.0 years and 3.8 years, respectively. The following weighted-average assumptions were used for grants for the nine months ended September 30, 2003 and 2004: dividend yields of 0.7% and 0.8%; expected volatility of 45% and 29%; risk-free interest rates of 2.7% and 3.1%; and expected lives of 3.7 years and 3.8 years, respectively.

(8) INCOME TAXES

A reconciliation of the federal statutory rate to the Company’s effective rate as it applies to the tax provision for the nine months ended September 30, 2003 and 2004 follows:

	2003	2004
Federal statutory rate	35%	35%
State income tax rate, net of federal benefit	3%	3%

Effective income tax rate	38%	38%

Current income tax expense in the nine months ended September 30, 2003 and 2004 totaled $16.5 million and $26.6 million, respectively. In 2004, the Company expects to utilize approximately $17.0 million of net operating loss carryforwards and approximately $9.1 million of alternative minimum tax (“AMT”) credit to reduce current taxes.

For tax purposes, the Company had net operating loss carryforwards of approximately $40.9 million at December 31, 2003. Utilization of these losses will be limited each year as a result of various acquisitions. The carryforwards expire from 2005 through 2023. The Company has provided a $3.2 million valuation allowance against the loss carryforwards that could expire unutilized. At December 31, 2003, the Company had AMT credit carryforwards of approximately $9.1 million that are available indefinitely. In addition, at December 31, 2003, the Company had depletion deduction carryforwards of approximately $12.0 million that are available indefinitely. The Company paid $12.0 million and $20.1 million in federal and state taxes during the nine months ended September 30, 2003 and 2004, respectively.

During October 2004, H.R. 4520, the “American Jobs Creation Act of 2004,” was enacted. The Act provides for certain additional tax deductions from qualified taxable income beginning in 2005, subject to certain limitations. Although the Company expects that the Act may result in a reduction in the Company’s effective tax rate, the Company has not yet determined the full impact of this law.

(9) MAJOR CUSTOMERS

During the nine months ended September 30, 2004, two customers accounted for 20% and 14% of the Company’s oil and gas sales. During the nine months ended September 30, 2003, two customers accounted for 23% and 15% of the Company’s oil and gas sales. Accounts receivable amounts from these customers at December 31, 2003 totaled $25.4 million. Management believes that the loss of any individual purchaser would not have a long-term material adverse impact on the financial position or results of operations of the Company.

(10) COMMITMENTS AND CONTINGENCIES

The Company leases office space and certain equipment under non-cancelable operating leases. In 2003, the Company entered into a firm transportation agreement for 4,773 MMBtu’s per day on a pipeline from central Wyoming to the Oklahoma panhandle. The term of the agreement extends through February 2024, at a fixed fee of $0.334 per MMBtu. Under the agreement, the Company buys and sells third party gas at various delivery points on the pipeline. During the first nine months of 2004, $222,000 was recorded as a component of other revenues in the accompanying consolidated statements of operations reflecting proceeds of $14.7 million from gas sold, net of costs of $14.5 million.

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

(11) SUBSEQUENT EVENT

On October 1, 2004, the Company acquired oil and gas properties in Wattenberg for $15.4 million and in Kansas for $2.4 million. These acquisitions were funded with bank borrowings. Bank borrowings totaled $350.0 million on October 1, 2004.

During October 2004, H.R. 4520, the “American Jobs Creation Act of 2004,” was enacted. The Act provides for certain additional tax deductions from qualified taxable income beginning in 2005, subject to certain limitations. Although the Company expects that the Act may result in a reduction in the Company’s effective tax rate, the Company has not yet determined the full impact of this law.

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

During the nine months ended September 30, 2004, the Company performed well in several key respects:

•	Production increased 22% from 260.3 MMcfe per day in the first nine months of 2003 to 318.4 MMcfe per day in 2004. The growth was fueled by a combination of continued development in the Wattenberg and Mid Continent properties and the Cordillera acquisition. The Wattenberg properties contributed 12% and the Mid Continent properties acquired in 2002 and March 2003 contributed 41% of the increase. The remainder of the increase was primarily attributable to production from the Mid Continent and the San Juan properties acquired in October 2003, representing 28% and 17%, respectively.

•	Revenues increased 44% from $281.6 million in the first nine months of 2003 to $404.3 million in 2004 primarily due to the 22% increase in production, a 15% increase in realized oil and gas prices and a $7.9 million gain on the sale of properties. Net income increased 67% from $69.3 million for the nine months ended September 30, 2003 to $115.9 million in 2004. Cash flow from operations increased 41% from $186.5 million in the first nine months of 2003 to $262.8 million in 2004.

•	The Company spent $172.3 million on the further development of existing properties in the first nine months of 2004, as follows:

	Expenditures (in millions)	Drillings/ Deepenings	Refracs/ Trifracs	Recompletions
Wattenberg	$76.2	87	282	24
Mid Continent	70.2	139	2	19
San Juan	9.7	7	1	6
Central and Other	16.2	61	—	53

Total	$172.3

Based on the $230.0 million revised 2004 capital budget combined with the benefits of the acquisitions made in 2003, the Company expects production to increase by approximately 17% to 20% in 2004 over 2003 production levels.

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

Factors Affecting Financial Condition and Liquidity

Liquidity and Capital Resources

During the nine months ended September 30, 2004, the Company spent $172.3 million on the further development of existing properties and $4.3 million on acquisitions. Development expenditures included $76.2 million in Wattenberg for the drilling or deepening of 87 wells, performing 282 refracs and trifracs and 25 recompletions, $70.2 million on the further development of the Mid Continent (Le Norman, Le Norman Partners, Bravo, and certain Cordillera properties) for the drilling or deepening of 139 wells, performing two refracs and 19 recompletions, $9.7 million in the San Juan Basin for the drilling of seven wells and performing one refrac and six recompletions, and $16.2 million on other properties (primarily in Illinois and Kansas), primarily for drilling or deepening 61 wells and performing 53 recompletions. During the nine month period, the Company sold its interest in the Adams Baggett project in west Texas, properties in the Permian Basin, properties in the Mid Continent region and various other minor properties for a total of $26.9 million. These projects combined with the benefits of the prior year acquisitions and the continued success in production enhancement allowed production to increase 22% over the prior year period. The decision to increase or decrease development activity is heavily dependent on the prices being received for production.

At September 30, 2004, the Company had $1.4 billion of assets. Total capitalization was $642.5 million, of which 50% was represented by stockholders’ equity and 50% by bank debt. During the first nine months of 2004, net cash provided by operations totaled $262.8 million, up from $186.5 million in 2003. At September 30, 2004, there were no significant commitments for capital expenditures. A $230.0 million revised capital budget has been approved for 2004, of which $172.3 million had been spent as of September 30, 2004. The level of these and other future expenditures is largely discretionary, and the amount of funds devoted to any particular activity may increase or decrease significantly, including the remaining 2004 budget, depending on available opportunities and market conditions. The Company plans to finance its ongoing development, acquisition and exploration expenditures and additional equity repurchases using internal cash flow, proceeds from asset sales and bank borrowings. In addition, joint ventures or future public and private offerings of debt or equity securities may be utilized.

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

The following summarizes the Company’s contractual obligations at September 30, 2004 and the effect such obligations are expected to have on its liquidity and cash flow in future periods (in thousands):

	Less than One Year	1 – 3 Years	3 – 5 Years	After 5 Years	Total
Long term debt	$—	$321,000	$—	$—	$321,000
Firm transportation agreement	582	1,164	1,164	8,340	11,250
Non-cancelable operating leases	1,380	3,142	1,398	—	5,920

Total contractual cash obligations	$1,962	$325,306	$2,562	$8,340	$338,170

Banking

The following summarizes the Company’s borrowings and availability under its revolving credit facility (in thousands):

	September 30, 2004
	Borrowing Base	Outstanding	Available
Revolving Credit Facility	$500,000	$321,000	$179,000

In January 2003, the Company entered into an Amended Bank Credit Agreement (the “Credit Agreement”). The Credit Agreement is a revolving credit facility for up to $500.0 million. The amount available under the facility is adjusted semi-annually, each May 1 and November 1, and equaled $500.0 million at September 30, 2004. A total of $179.0 million was available under the Credit Agreement at September 30, 2004.

The Company may elect that all or a portion of the credit facility bear interest at a rate equal to: (i) the LIBOR rate for one, two, three or six months plus a margin which fluctuates from 1.25% to 1.90%, or (ii) the prime rate plus a margin which fluctuates from 0.00% to 0.65%. The margins are determined by a debt to EBITDA ratio, as defined. The weighted average interest rate under the facility was 2.7% during the first nine months of 2004 and 3.0% at September 30, 2004.

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

The Credit Agreement contains financial covenants, including but not limited to a maximum total debt to EBITDA ratio, as defined, and a minimum current ratio. It also contains negative covenants, including but not limited to restrictions on indebtedness; certain liens; guaranties, speculative derivatives and other similar obligations; asset dispositions; dividends, loans and advances; creation of subsidiaries; investments; leases; acquisitions; mergers; changes in fiscal year; transactions with affiliates; changes in business conducted; sale and leaseback and operating lease transactions; sale of receivables; prepayment of other indebtedness; amendments to principal documents; negative pledge causes; issuance of securities; and non-speculative commodity hedging. At December 31, 2003 and September 30, 2004, the Company was in compliance with all covenants. Borrowings under the Credit Agreement mature in January 2007, but may be prepaid at anytime. The Company had a restricted payment basket under the Credit Agreement of $107.9 million as of September 30, 2004, which may be used to repurchase equity securities, pay dividends or make other restricted payments.

Cash Flow

The Company’s principal sources of cash are operating cash flow and bank borrowings. The Company’s cash flow is highly dependent on oil and gas prices. Pricing volatility will be somewhat reduced as the Company has entered into hedging agreements covering part of its expected production for the remainder of 2004, 2005, and 2006, respectively. The $172.3 million of development expenditures for the first nine months of 2004 were funded entirely with internal cash flow. The revised 2004 capital budget of $230.0 million combined with the benefits of the acquisitions made in 2003, is expected to increase production by approximately 17% to 20% over 2003 production levels. On October 1, 2003, Cordillera was acquired for $243.0 million, comprised of $239.0 million and the issuance of five year warrants to purchase 1,000,000 shares of Common Stock for $22.50 per share. On September 30, 2004, $321.0 million was outstanding under the bank facility. On October 1, 2004, the Company acquired oil and gas properties in Wattenberg for $15.4 million and in Kansas for $2.4 million. These acquisitions were funded with bank borrowings. Exclusive of any other acquisitions or significant equity repurchases, management expects to reduce long-term debt and fund the development program with internal cash flow.

Net cash provided by operating activities in the nine months ended September 30, 2003 and 2004 was $186.5 million and $262.8 million, respectively. Cash flow from operations increased in 2004 due to the 22% increase in production and the 15% increase in average oil and gas prices received. Lease operating expenses, production taxes, general and administrative expenses and interest expense all increased as a result of the acquisitions made at the end of the first quarter of 2003 (Le Norman Partners), and in the fourth quarter of 2003 (Cordillera). Operating cash flows in the first nine months of 2003 and 2004 were benefited by $6.9 million and $10.1 million, respectively, due to the tax deduction generated from the exercise and same day sale of stock options.

Net cash used in investing activities in the nine months ended September 30, 2003 and 2004 totaled $190.7 million and $154.7 million, respectively. The decrease in expenditures in 2004 was primarily due to a $63.1 million decrease in acquisition expenditures (the Elysium and Le Norman Partners acquisitions were made in the first quarter of 2003) and the sale of oil and gas properties for $26.9 million in first nine months of 2004, offset by an increase in development expenditures. Development expenditures in the first nine months of 2004 totaled $172.3 million for a $53.6 million increase over the prior year period. The increase in expenditures was primarily attributed to increases in the Mid Continent of $34.0 million, Wattenberg of $10.4 million, and San Juan of $9.7 million.

Net cash provided by financing activities in the nine months ended September 30, 2003 totaled $2.5 million, while cash used in financing activities in the nine months ended September 30, 2004 totaled $107.7 million. Sources of financing have been primarily bank borrowings. During the first nine months of 2003, the combination of operating cash flow, bank borrowings of $20.0 million and $6.7 million in proceeds from the exercise of stock options, allowed the Company to fund net capital development, acquisition and exploration expenditures of $187.2 million, buy back $17.2 million in Common Stock and pay $6.0 million in dividends. During the first nine months of 2004, the combination of operating cash flow and $12.9 million in proceeds from the exercise of stock options, allowed the Company to repay $95.0 million of bank debt, fund net capital development, acquisition and exploration expenditures of $151.0 million, repurchase $14.7 million of Common Stock and pay $10.9 million in dividends.

Capital Requirements

During the first nine months of 2004, $151.0 million of capital, net of $26.9 million of property sales, was expended, including $172.3 million on development projects, $4.3 million on acquisitions and $1.3 million on exploration. Development expenditures represented approximately 64% of internal cash flow (defined as net cash provided by operations before changes in working capital). The Company manages its development budget with the goal of funding it with internal cash flow. Based on the revised 2004 development budget of $230.0 million combined with the benefits of the acquisitions made in 2003, production is expected to increase by approximately 17% to 20% in 2004 over 2003 production levels. Based on current futures prices and the hedges in place for oil and natural gas, the Company expects its capital program to be funded with internal cash flow. On October 1, 2004, the Company acquired oil and gas properties in Wattenberg for $15.4 million and in Kansas for $2.4 million. These acquisitions were funded with bank borrowings. Exclusive of any other acquisitions or significant equity repurchases, management expects to continue to reduce long-term debt in the remainder of 2004. Development and exploration activities are highly discretionary, and, for the foreseeable future, management expects such activities to be maintained at levels equal to or below internal cash flow.

Hedging

The Company periodically enters into derivative contracts to help manage its exposure to changes in interest rates. The contracts are placed with major financial institutions which management believes to be of high credit quality. During the fourth quarter of 2003, the Company entered into LIBOR swap contracts to fix the interest rate on $100.0 million of LIBOR based floating rate bank debt for one year and an additional $100.0 million for two years. At September 30, 2004, the net unrealized pretax gains on these contracts totaled $755,000 ($468,000 gain net of $287,000 of deferred taxes) based on LIBOR futures prices at September 30, 2004. These interest rate swap contracts have been designated as cash flow hedges.

The Company regularly enters into hedging agreements to reduce the impact on its operations of fluctuations in oil and gas prices. All such contracts are entered into solely to manage the Company’s exposure to commodity price volatility. The Company’s current policy is to hedge between 50% and 75% of its estimated production, when futures prices justify, on a rolling 12 to 36 month basis. At September 30, 2004, hedges were in place covering 75.2 Bcf of natural gas at prices averaging $4.34 per MMBtu and 10.0 million barrels of oil averaging $25.42 per barrel. The estimated fair value of the oil and gas hedge contracts that would be realized on termination approximated a net unrealized pretax loss of $303.6 million ($188.2 million loss net of $115.4 million of deferred taxes) at September 30, 2004. The combined net unrealized losses from the oil, gas, and interest rate hedges are presented on the accompanying consolidated balance sheet as a current asset of $853,000, a non-current asset of $98,000, a current liability of $197.2 million, and a non-current liability of $106.6 million based on contract expirations. The oil and gas contracts settle monthly through December 2006. Gains or losses on both realized and unrealized hedging transactions are determined as the difference between the contract price and a reference price, generally NYMEX for oil and the Colorado Interstate Gas (“CIG”) index, ANR Pipeline Oklahoma (“ANR”) index, Panhandle Eastern Pipeline (“PEPL”) index and El Paso San Juan (“EPSJ”) index for natural gas. Transaction gains and losses are determined monthly and are included as increases or decreases in oil and gas revenues in the period the hedged production is sold. Any ineffective portion of such hedges is recognized in earnings as it occurs. Net realized pretax losses relating to these derivatives totaled $39.7 million and $93.9 million in the nine months ended September 30, 2003 and 2004, respectively. Effective January 1, 2001, the unrealized gains (losses) on open hedging positions were recorded at an estimate of fair value which the Company based on a comparison of the contract price and a reference price, generally NYMEX, CIG, ANR, PEPL or EPSJ on the Company’s consolidated balance sheet in Accumulated other comprehensive loss, a component of Stockholders’ Equity.

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

	Average Prices
	Oil	Natural Gas	Equivalent Mcf
	(Per Bbl)	(Per Mcf)	(Per Mcfe)
Annual
1999	$17.71	$2.21	$2.40
2000	29.16	3.69	3.96
2001	24.99	3.42	3.63
2002	25.71	2.23	2.81
2003	30.17	4.21	4.49

Quarterly

2003
First	$33.33	$4.26	$4.69
Second	28.18	4.02	4.27
Third	29.40	4.27	4.49
Fourth	30.30	4.27	4.53

2004
First	$34.01	$4.98	$5.22
Second	37.15	5.16	5.51
Third	42.62	5.40	5.97

Results of Operations

Three months ended September 30, 2004 compared to the three months ended September 30, 2003.

Revenues for the third quarter of 2004 totaled $138.0 million, a 39% increase from the prior year period. Net income for the third quarter of 2004 totaled $41.4 million, an increase of 66% from 2003. The increases in revenue and net income were due to higher oil and gas prices and production.

Average daily oil and gas production in the third quarter of 2004 totaled 18,004 barrels and 217.6 MMcf (325.6 MMcfe), an increase of 19% on an equivalent basis from the same period in 2003. The rise in production was due to the continued development activity in Wattenberg and the Mid Continent, as well as the benefits of the Cordillera acquisition made in October 2003. During the third quarter of 2004, the Company drilled or deepened 29 wells, performed 94 refracs and trifracs, and 22 recompletions in Wattenberg, compared to 20 new wells or deepenings, 98 refracs and trifracs and four recompletions in Wattenberg in 2003. During the third quarter of 2004, the Company drilled or deepened 63 wells, performed six recompletions and two refracs on its Mid Continent properties, compared to 61 new drills or deepenings and 30 recompletions for 2003. During the third quarter, the Company drilled two wells and performed four recompletions on its San Juan properties. During the third quarter, the Company drilled or deepened 25 wells and performed 17 recompletions on its Central and Other properties compared to 22 new drills or deepenings and 28 recompletions for 2003. Based on a $230.0 million revised capital budget for 2004 combined with the benefits of the acquisitions made in 2003, the Company expects production to increase by approximately 17% to 20% in 2004 over 2003 production levels. The following table sets forth summary information with respect to oil and natural gas production for the three months ended September 30, 2003 and 2004:

	Oil (Bbls per day)			Gas (Mcfs per day)			Total (Mcfe per day)
	2003	2004	Change	2003	2004	Change	2003	2004	Change
Wattenberg	7,659	8,565	906	147,199	145,164	(2,035)	193,150	196,550	3,400
Mid Continent	4,311	5,213	902	29,093	61,137	32,044	54,958	92,417	37,459
San Juan	—	79	79	—	9,620	9,620	—	10,094	10,094
Central and Other	3,807	4,147	340	3,588	1,661	(1,927)	26,433	26,545	112

Total	15,777	18,004	2,227	179,880	217,582	37,702	274,541	325,606	51,065

Average realized oil prices increased 6% from $25.45 per barrel in the third quarter of 2003 to $26.90 in 2004. Average realized gas prices increased 24% from $3.68 per Mcf in the third quarter of 2003 to $4.58 in 2004. Average oil prices include hedging losses of $5.7 million or $3.95 per barrel and $26.0 million or $15.72 per barrel in the third quarters of 2003 and 2004, respectively. Average gas prices included hedging losses of $9.7 million or $0.59 per Mcf in 2003 and $16.4 million or $0.82 per Mcf in 2004. The following table sets forth summary information with respect to oil and natural gas prices for the three months ended September 30, 2003 and 2004:

	Oil $/Bbls			Gas $/Mcf			Total $/Mcfe
	2003	2004	Change	2003	2004	Change	2003	2004	Change
Wattenberg	$30.63	$43.68	$13.05	$4.11	$5.25	$1.14	$4.35	$5.78	$1.43
Mid Continent	27.71	41.41	13.70	5.09	5.69	0.60	4.87	6.10	1.23
San Juan	—	38.96	N/A	—	6.02	N/A	—	6.04	N/A
Central and Other	28.86	42.02	13.16	4.15	4.79	0.64	4.72	6.86	2.14

Subtotal	29.40	42.62	13.22	4.27	5.40	1.13	4.49	5.97	1.48
Hedging	(3.95)	(15.72)	(11.77)	(0.59)	(0.82)	(0.23)	(0.62)	(1.42)	(0.80)

Total	$25.45	$26.90	$1.45	$3.68	$4.58	$0.90	$3.87	$4.55	$0.68

Lease operating expenses totaled $17.7 million or $0.59 per Mcfe for the third quarter of 2004 compared to $14.4 million or $0.57 per Mcfe in the prior year period. The increase in operating expenses was primarily attributed to the 19% increase in oil and gas production. Production taxes totaled $12.6 million or $0.42 per Mcfe in the third quarter of 2004 compared to $7.2 million or $0.28 per Mcfe in 2003. The $5.4 million increase was a result of higher oil and gas prices and production.

General and administrative expenses for the third quarter of 2004 totaled $6.3 million, an increase of $1.9 million or 44% over the same period in 2003. The increase was largely attributed to additional employees hired in conjunction with recent acquisitions.

Interest and other expenses increased to $3.1 million in the third quarter of 2004, an increase of 77% from the prior year period. Interest expense increased as a result of higher average debt balances in conjunction with the acquisitions made in 2003 and slightly higher average interest rates. The Company’s average interest rate during the third quarter of 2004 was 2.9% compared to 2.5% in 2003.

The deferred compensation adjustment totaled a $498,000 gain in the third quarter of 2004, a decrease of $6.5 million from the prior year period. The decrease in expense relates to the slight decrease in value of the Company’s Common Stock and other investments held in a deferred compensation plan in the third quarter of 2004 versus the same period in 2003. The Company’s Common Stock price decreased by 1% or $0.30 per share in the third quarter of 2004 versus an increase of 13% or $2.05 per share in the third quarter of 2003.

Depletion, depreciation and amortization expense for the third quarter of 2004 totaled $31.4 million, an increase of $6.8 million or 28% from the third quarter of 2003. Depletion expense totaled $30.3 million or $1.01 per Mcfe for the third quarter of 2004 compared to $23.6 million or $0.93 per Mcfe for 2003. The increase in depletion expense resulted from the increase in oil and gas production in the third quarter of 2004 and revised depletion rates based on the year-end 2003 reserve report and the acquisitions made during that period. Depreciation and amortization expense for the three months ended September 30, 2004 totaled $730,000 or $0.02 per Mcfe compared to $686,000 or $0.03 per Mcfe in the third quarter of 2003. Accretion expense related to future asset retirement obligations (SFAS No. 143) totaled $380,000 in the third quarter of 2004 compared to $314,000 in the third quarter of 2003.

Provision for income taxes for the third quarter of 2004 totaled $25.4 million, an increase of $10.1 million from the same period in 2003. The increase was due to higher pretax earnings. A 38% tax provision was recorded for the third quarters of 2003 and 2004.

Nine months ended September 30, 2004 compared to the nine months ended September 30, 2003.

Revenues for the first nine months of 2004 totaled $404.3 million, a 44% increase from the prior year period. Net income for the first nine months of 2004 totaled $115.9 million, an increase of 67% from 2003. The increases in revenue and net income were due to higher oil and gas prices and production.

Average daily oil and gas production in the first nine months of 2004 totaled 17,839 barrels and 211.3 MMcf (318.4 MMcfe), an increase of 22% on an equivalent basis from the prior year period. The rise in production was due to the continued development activity in Wattenberg and the Mid Continent, as well as the benefits of the LNP and Cordillera acquisitions made in 2003. During the first nine months of 2004, the Company drilled or deepened 87 wells, performed 258 refracs, 24 trifracs and 25 recompletions in Wattenberg, compared to 62 new wells or deepenings and 322 refracs, 28 trifracs and 12 recompletions in Wattenberg in 2003. During the first nine months of 2004, the Company drilled or deepened 139 wells and performed two refracs and 19 recompletions on its Mid Continent properties, compared to 203 new drills or deepenings and 75 recompletions for the same period in 2003. During the first nine months of 2004, the Company drilled seven wells and performed six recompletions on its San Juan properties. During the first nine months of 2004, the Company drilled or deepened 61 wells and performed 53 recompletions on its Central and Other properties compared to 52 new drills or deepenings and 71 recompletions for 2003. Based on a $230.0 million revised capital budget for 2004 combined with the benefits of the acquisitions made in 2003, the Company expects production to increase by approximately 17% to 20% in 2004 over 2003 production levels. The following table sets forth summary information with respect to oil and natural gas production for the nine months ended September 30, 2003 and 2004:

	Oil (Bbls per day)			Gas (Mcfs per day)			Total (Mcfe per day)
	2003	2004	Change	2003	2004	Change	2003	2004	Change
Wattenberg	7,664	8,584	920	143,506	145,166	1,660	189,487	196,675	7,188
Mid Continent	3,742	5,155	1,413	22,945	54,757	31,812	45,397	85,688	40,291
San Juan	—	52	52	—	9,414	9,414	—	9,724	9,724
Central and Other	3,712	4,048	336	3,177	1,995	(1,182)	25,449	26,282	833

Total	15,118	17,839	2,721	169,628	211,332	41,704	260,333	318,369	58,036

Average oil prices increased 3% from $25.88 per barrel in the first nine months of 2003 to $26.61 in 2004. Average gas prices increased 22% from $3.70 per Mcf in the first nine months of 2003 to $4.52 in 2004. Average oil prices include hedging losses of $17.5 million or $4.24 per barrel and $55.5 million or $11.35 per barrel in the first nine months of 2003 and 2004, respectively. Average gas prices included hedging losses of $22.2 million or $0.48 per Mcf in the first nine months of 2003 and hedging losses of $38.4 million or $0.66 per Mcf in 2004. The following table sets forth summary information with respect to oil and natural gas prices for the nine months ended September 30, 2003 and 2004:

	Oil $/Bbls			Gas $/Mcf			Total $/Mcfe
	2003	2004	Change	2003	2004	Change	2003	2004	Change
Wattenberg	$31.35	$38.94	$7.59	$3.97	$4.99	$1.02	$4.28	$5.38	$1.10
Mid Continent	28.05	36.72	8.67	5.48	5.64	0.16	5.08	5.81	0.73
San Juan	—	35.24	N/A	—	5.77	N/A	—	5.77	N/A
Central and Other	29.66	37.53	7.87	4.36	4.86	0.50	4.87	6.15	1.28

Subtotal	30.12	37.96	7.84	4.18	5.18	1.00	4.48	5.57	1.09
Hedging	(4.24)	(11.35)	(7.11)	(0.48)	(0.66)	(0.18)	(0.56)	(1.08)	(0.52)

Total	$25.88	$26.61	$0.73	$3.70	$4.52	$0.82	$3.92	$4.49	$0.57

Gain on sale of properties for the first nine months of 2004 totaled $7.9 million, primarily relating to the sale of the Adams Baggett properties in west Texas for $15.2 million.

Lease operating expenses totaled $51.0 million or $0.58 per Mcfe for the first nine months of 2004 compared to $39.1 million or $0.55 per Mcfe in the prior year period. The increase in operating expenses was primarily attributed to the 22% increase in oil and gas production. Production taxes totaled $34.4 million or $0.39 per Mcfe in the first nine months of 2004 compared to $20.0 million in 2003 or $0.28 per Mcfe. The $14.4 million increase was a result of higher oil and gas prices and production.

General and administrative expenses for the first nine months of 2004 totaled $17.5 million, an increase of $4.5 million or 34% over the same period in 2003. The increase was largely attributed to additional employees hired in conjunction with the recent acquisitions.

Interest and other expenses increased to $9.4 million in the first nine months of 2004, an increase of 60% from the prior year period. Interest expense increased as a result of higher average debt balances in conjunction with the acquisitions made in 2003 and slightly higher average interest rates. The Company’s average interest rate during the first nine months of 2004 was 2.7% compared to 2.6% in 2003.

Deferred compensation adjustment totaled $13.0 million in the first nine months of 2004, a decrease of $2.9 million from the prior year period. The decrease relates to the smaller increase in value of the Company’s common shares and other investments held in a deferred compensation plan over 2003. The Company’s common stock price appreciated by 21% or $5.07 per share in the first nine months of 2004 versus an increase of 43% or $5.46 per share during the first nine months of 2003.

Depletion, depreciation and amortization expense for the first nine months of 2004 totaled $90.9 million, an increase of $21.9 million or 32% from 2003. Depletion expense totaled $87.7 million or $1.01 per Mcfe for the first nine months of 2004 compared to $66.1 million or $0.93 per Mcfe for 2003. The increase in depletion expense resulted from the 22% increase in oil and gas production in the first nine months of 2004 and higher depletion rates based on the year-end 2003 reserve report and the acquisitions made during that period. Depreciation and amortization expense for the nine months ended September 30, 2004 totaled $2.1 million or $0.02 per Mcfe compared to $1.9 million or $0.03 per Mcfe in the first nine months of 2003. Accretion expense related to future asset retirement obligations (SFAS No. 143) totaled $1.1 million in the first nine months of 2004 compared to $942,000 in the first nine months of 2003.

Provision for income taxes for the first nine months of 2004 totaled $71.1 million, an increase of $27.0 million from the same period in 2003. The increase was due to higher pretax earnings. A 38% tax provision was recorded for the first nine months of 2003 and 2004.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

At September 30, 2004, $321.0 million was outstanding under the credit facility with an average interest rate of 3.0%. The Company may elect that all or a portion of the credit facility bear interest at a rate equal to: (i) LIBOR for one, two, three or six months plus a margin which fluctuates from 1.25% to 1.90% or (ii) the prime rate plus a margin which fluctuates from 0.00% to 0.65%. The weighted average interest rate under the facility approximated 2.7% during the first nine months of 2004. Assuming no change in the amount outstanding at September 30, 2004, the annual impact on interest expense of a 10% change in the average interest rate would be approximately $531,000, net of tax. As the interest rate is variable and is reflective of current market conditions, the carrying value approximates the fair value.

Commodity Price Risk

The Company’s major market risk exposure is in the pricing applicable to its oil and gas production. Realized pricing is primarily driven by the prevailing domestic price for oil and spot prices applicable to the Rocky Mountain and Mid Continent regions for the Company’s natural gas production. Historically, prices received for oil and gas production have been volatile and unpredictable. Pricing volatility is expected to continue. Natural gas price realizations during 2003 and the first nine months of 2004, exclusive of any hedges, ranged from a monthly low of $3.45 per Mcf to a monthly high of $5.69 per Mcf. Oil prices, exclusive of any hedges, ranged from a monthly low of $27.35 per barrel to a monthly high of $44.50 per barrel during 2003 and the first nine months of 2004. A significant decline in prices of oil or natural gas could have a material adverse effect on the Company’s financial condition and results of operations.

In the first nine months of 2004, a 10% reduction in oil and gas prices, excluding oil and gas quantities that were fixed through hedging transactions, would have reduced revenues by $14.3 million. If oil and gas futures prices at September 30, 2004 had declined by 10%, the net unrealized pretax hedging losses at that date would have decreased by $88.1 million (from a loss of $303.6 million to a loss of $215.5 million).

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

The Company was a party to various swap contracts for oil based on NYMEX prices for the first nine months of 2003 and 2004, recognizing losses of $17.5 million and $55.5 million, respectively, related to these contracts. The Company was a party to various swap contracts for natural gas based on the Colorado Interstate Gas (“CIG”), ANR Pipeline Oklahoma (“ANR”), Panhandle Eastern Pipeline (“PEPL”), and the El Paso San Juan (“EPSJ”) indexes during the first nine months of 2003 and 2004, recognizing losses of $22.2 million and $38.4 million, respectively, related to these contracts.

At September 30, 2004, the Company was a party to swap contracts for oil based on NYMEX prices covering approximately 14,800 barrels of oil per day for the remainder of 2004 at fixed prices ranging from $23.04 to $26.58 per barrel. These swaps are summarized in the table below. The overall weighted average hedged price for the swap contracts is $24.43 per barrel for the remainder of 2004. The Company was also a party to swap contracts for oil for 2005 and 2006, which are summarized in the table below. The net unrealized pretax losses on these contracts totaled $179.1 million based on NYMEX futures prices at September 30, 2004.

At September 30, 2004, the Company was a party to swap contracts for natural gas based on CIG, EPSJ, ANR and PEPL index prices covering approximately 131,200 MMBtu’s per day for the remainder of 2004 at fixed prices ranging from $2.95 to $5.95 per MMBtu. The overall weighted average hedged price for the swap contracts is $4.24 per MMBtu for the remainder of 2004. The Company was also a party to natural gas swap contracts for 2005 and 2006, which are summarized in the table below. The net unrealized pretax losses on these contracts totaled $124.5 million based on futures prices at September 30, 2004.

At September 30, 2004, the Company was a party to the fixed price swaps summarized below.

	Oil Swaps (NYMEX)			Natural Gas Swaps (CIG Index)
Time Period	Daily Volume Bbl	$/Bbl	Unrealized Gain (Loss) ($/thousands)	Daily Volume MMBtu	$/MMBtu	Unrealized Gain (Loss) ($/thousands)
10/01/04 - 12/31/04	14,830	24.43	(33,382)	82,000	3.98	(13,097)

01/01/05 - 03/31/05	13,700	25.07	(27,099)	70,000	4.15	(18,685)
04/01/05 - 06/30/05	13,700	24.80	(25,341)	70,000	3.57	(13,134)
07/01/05 - 09/30/05	13,700	24.67	(23,755)	70,700	3.59	(13,836)
10/01/05 - 12/31/05	13,700	24.60	(22,210)	70,700	3.88	(13,571)

2006	9,900	26.66	(47,297)	35,000	4.67	(10,513)

	Natural Gas Swaps (ANR/PEPL Indexes)			Natural Gas Swaps (EPSJ Index)
Time Period	Daily Volume MMBtu	$/MMBtu	Unrealized Gain (Loss) ($/thousands)	Daily Volume MMBtu	$/MMBtu	Unrealized Gain (Loss) ($/thousands)
10/01/04 - 12/31/04	40,700	4.73	(5,105)	8,600	4.36	(1,071)

01/01/05 - 03/31/05	38,100	5.34	(7,317)	9,050	4.71	(1,966)
04/01/05 - 06/30/05	38,100	4.63	(4,979)	9,050	3.97	(1,481)
07/01/05 - 09/30/05	38,100	4.58	(5,191)	9,050	3.99	(1,535)
10/01/05 - 12/31/05	38,100	4.77	(5,406)	9,050	4.22	(1,529)

2006	16,700	5.02	(4,812)	3,650	4.61	(1,265)

The Company is required to provide margin deposits to certain counterparties when the unrealized losses on its oil and gas hedges exceed specified credit thresholds. At December 31, 2003 and September 30, 2004, the Company had $9.9 million and $35.6 million, respectively, on deposit with counterparties. These amounts are included in Inventory and other in the accompanying consolidated balance sheets.

Basis Differentials

The Company sells the majority of its gas production based on the Colorado Interstate Gas (“CIG”) index. The realized price of the Company’s gas and that of other Rocky Mountain producers has historically traded at a discount to NYMEX gas. This discount is referred to as a “basis differential” and the CIG basis differential for 2003 averaged $1.35 per MMBtu discount from NYMEX, ranging from a discount of $0.42 per MMBtu in December 2003 to a discount of $4.12 per MMBtu in March 2003. Based on the actual indices for January 2004 through September 2004 and futures prices as of September 30, 2004, the CIG basis differential for 2004 averages a $0.91 per MMBtu discount, ranging from a discount of $0.58 per MMBtu in September 2004 to a discount of $1.30 per MMBtu in October 2004. The decrease in the CIG basis differential is believed to be in part due to the pipeline expansions made in 2003 primarily the Kern River expansion in May 2003, resulting in an increase in gas pipeline capacity for transportation out of the Rocky Mountain region.

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

All statements, other than statements of historical or present facts, that address activities, events, outcomes or developments that the Company plans, expects, believes, assumes, budgets, predicts, forecasts, estimates, projects, intends or anticipates (and other similar expressions) will or may occur in the future are forward-looking statements. These forward-looking statements are based on management’s current belief, based on currently available information, as to the outcome and timing of future events. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements in this Form 10-Q and presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003. Such forward-looking statements appear in a number of places and include statements with respect to, among other things, such matters as: future capital availability, development and exploration expenditures (including the amount and nature thereof), drilling, deepening or refracing or trifracing of wells, oil and gas reserve estimates (including estimates of future net revenues associated with such reserves and the present value of such future net revenues), estimates of future production of oil and natural gas, expected results or benefits associated with recent acquisitions, business strategies, expansion and growth of the Company’s operations, cash flow and anticipated liquidity, grassroots prospects, development, property acquisitions, obtaining financial or industry partners for prospect or program development, or marketing of oil and natural gas. We caution you that these forward-looking statements are subject to all of the risks and uncertainties, many of which are beyond our control, incident to the exploration for and development, production and sale of oil and gas. These risks include but are not limited to: general economic conditions, the market price of oil and natural gas, the risks associated with exploration, the Company’s ability to find, acquire, market, develop and produce new properties, operating hazards attendant to the oil and gas business, uncertainties in the estimation of proved reserves and in the projection of future rates of production and timing of development expenditures, the ability to obtain drilling permits or other regulatory approvals, the performance by third parties of contractual obligations, the effect of gathering system problems or maintenance on our production, the strength and financial resources of the Company’s competitors, the Company’s ability to find and retain skilled personnel, climatic conditions, labor relations, availability and cost of material and equipment, environmental risks, the results of financing efforts, regulatory developments and the other risks described in this Form 10-Q and presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

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

ITEM 4. CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed by the Company in the reports it files or furnishes to the Securities and Exchange Commission (“SEC”) under the Securities Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that information is accumulated and communicated to management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Patina’s principal executive officer and principal financial officer have evaluated the effectiveness of Patina’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) and 15d-15(c) of the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon their evaluation, they have concluded that the Company’s disclosure controls and procedures are effective.

In designing and evaluating the Company’s disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the control system will be met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events and the application of judgment in evaluating the cost-benefit relationship of possible controls and procedures. Because of these and other inherent limitations of control systems, there is only reasonable assurance that the Company’s controls will succeed in achieving their goals under all potential future conditions.

In addition, the Company is continuously seeking to improve the efficiency and effectiveness of its internal controls. This results in periodic refinements to internal control processes throughout the Company. However, there have been no significant changes in the Company’s internal controls over financial reporting or in other factors that could significantly affect these controls that occurred during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Information with respect to this item is incorporated by reference from Note (10) to the Consolidated Financial Statements in Part I of this report.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The table below sets forth the information with respect to purchases, made by or on behalf of Patina Oil & Gas Corporation, of Common Stock during the three months ended September 30, 2004:

	Number of Shares Purchased	Average Price Per Share	Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)
July 2004	—	$—	—	$25,000,000
August 2004	—	$—	—	25,000,000
September 2004	—	$—	—	25,000,000

Total	—	$—	—

(1)	The repurchase program has been in effect since 1996. Since October 1996, a cumulative of 47.4 million shares of Common Stock or securities convertible into Common Stock have been repurchased or redeemed at a total cost of $199.7 million. In its February 2004 meeting, the Board of Directors renewed management’s authorization to repurchase up to $25.0 million of Common Stock. The repurchase program has no set expiration or termination date.

On July 19, 2004, the Company issued 16,000 shares of restricted Common Stock to a Senior Vice President of Operations in connection with the commencement of his employment with the Company. The shares were issued pursuant to the exemption from the registration requirements of the Securities Act of 1933, as amended, provided by Section 4(2) of such Act. A portion of such shares (4,000) were immediately vested upon the date of grant and 6,000 of such shares shall vest on each of the first and second anniversaries of the date of grant.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits – The following documents are filed as exhibits to this Quarterly Report on Form 10-Q:

10.1	Letter Agreement dated July 19, 2004 between the Company and Ted D. Brown.*

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer, dated October 28, 2004, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Chief Financial Officer, dated October 28, 2004, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith

(b)	The following reports on Form 8-K were filed by Registrant during the quarter ended September 30, 2004:

The Company filed a current report on Form 8-K on July 14, 2004 to furnish the information required under Item 12 related to the July 13, 2004 press release providing an operational update and announcing the Company’s second quarter conference call.

The Company filed a current report on Form 8-K on July 29, 2004 to furnish the information required under Item 12 related to the July 28, 2004 press release announcing the Company’s financial results for the three and six months ended June 30, 2004.

The Company filed a current report on Form 8-K on September 20, 2004 to announce entry into material definitive agreements including amendments to and approval of the 1996 Employee Stock Option Plan, 1996 Stock Plan for Non-Employee Directors, Deferred Compensation Plan for Select Employees, Director/Officer Indemnification Agreement, Amended and Restated Change in Control Plan and the Employment Agreement of the Company’s Chief Executive Officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PATINA OIL & GAS CORPORATION

BY:	/s/ David J. Kornder
David J. Kornder, Executive Vice President and
Chief Financial Officer

October 28, 2004

EXHIBIT INDEX

Exhibits – The following documents are filed as exhibits to this Quarterly Report on Form 10-Q:

10.1	Letter Agreement dated July 19, 2004 between the Company and Ted D. Brown.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer, dated October 28, 2004, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer, dated October 28, 2004, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.