Form 10-K
period 2004-12-31
PATINA OIL & GAS CORP
filed 2005-02-25
CIK 1006264

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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

☒ Yes ☐ No

The aggregate market value of the 61,336,000 shares of voting stock held by non-affiliates of the registrant, based upon the closing sale price of the Common Stock on June 30, 2004 of $29.87 per share as reported on the New York Stock Exchange, was $1,832,112,000. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 24, 2005, the registrant had 71,198,272 shares of Common Stock outstanding (excludes 2,095,832 common shares held as treasury stock).

DOCUMENT INCORPORATED BY REFERENCE

Part III of the report is incorporated by reference to the Registrant’s definitive Proxy Statement relating to its Annual Meeting of Stockholders, or an amendment to this Form 10-K, which will be filed with the Commission no later than April 30, 2005.

PATINA OIL & GAS CORPORATION

Annual Report on Form 10-K

December 31, 2004

PART I

ITEM 1.	BUSINESS

General

Patina Oil & Gas Corporation (“Patina” or the “Company”) is a rapidly growing independent energy company engaged in the acquisition, development and exploitation of oil and natural gas properties within the continental United States. The Company’s properties and oil and gas reserves are principally located in relatively long-lived fields with well-established production histories. The properties are concentrated in the Wattenberg Field (“Wattenberg”) of Colorado’s Denver-Julesburg Basin (“D-J Basin”), the Mid Continent region of western Oklahoma and the Texas Panhandle, and the San Juan Basin in New Mexico. The Company’s Common Stock is traded on the New York Stock Exchange under the symbol POG.

On December 15, 2004, Patina entered into a merger agreement with Noble Energy, Inc. (“Noble Energy”). In the transaction, Patina will merge into a wholly owned subsidiary of Noble Energy. The merger is subject to customary conditions, including the approval of the shareholders of Patina and Noble Energy. The transaction is expected to close in the second quarter of 2005. See “—Pending Merger with Noble Energy, Inc.” below. Statements in this annual report regarding the Company’s strategy, risk factors, capital budget, projected expenditures, liquidity and capital resources, and drilling and development plans reflect the Company’s current plans for 2005 as a stand-alone entity and do not take into account the impact of the proposed merger with Noble Energy.

At December 31, 2004, the Company had 1.6 trillion cubic feet equivalent (“Tcfe”) of proved reserves having a pretax present value based upon a discount rate of 10% (“PV10%”, a non-GAAP measure, see reconciliation in Note 12 to the accompanying consolidated financial statements) of $3.1 billion based on unescalated prices and costs. This valuation reflected average wellhead prices of $5.61 per Mcf and $41.48 per barrel at year-end. During 2004, proved reserves increased 7%. The growth was largely the result of ongoing development and performance revisions which increased reserves by 212 Bcfe and through acquisitions of 22 Bcfe, respectively. In addition, the change in oil and gas prices and costs increased reserves 10 Bcfe. The reserve increases were offset by 118 Bcfe of production and 23 Bcfe of reserves sold. The Company replaced over 187% of production in 2004. At year-end, approximately 67% of reserves by volume were natural gas and over 82% of PV10% value was attributed to proved developed wells.

The Company operates over 75% of the 7,800 producing wells in which it holds a working interest. The high proportion of operated properties allows the Company to exercise more control over operating costs, capital expenditures and the timing of development and exploitation activities in its fields. At December 31, 2004, the Company had over 5,300 proven development projects in inventory, including 1,600 drilling or deepening locations, 1,100 recompletions, 2,100 restimulation (“refrac” or “trifrac”) projects and over 500 production enhancement projects.

The Company’s properties have relatively long reserve lives and predictable production profiles. In general, these properties have extensive production histories and production enhancement opportunities. During 2004, average daily production totaled 322.2 MMcfe, comprised of 18,049 barrels of oil and 213.9 MMcf of gas. Approximately 61% of equivalent production was attributed to Wattenberg. Based on year-end reserves and fourth quarter production, the Company had a reserve life index of 13.2 years.

Revenues and net income for 2004 totaled $561.0 million and $151.0 million, respectively. Cash provided from operations in 2004 totaled $396.6 million. This cash flow, augmented with $13.5 million realized from the issuance of Common Stock, funded the repayment of $119.0 million of bank borrowings and $258.6 million of capital expenditures in 2004, net of $29.0 million of property sales. These expenditures were largely comprised of $29.3 million spent on acquisitions, $253.9 million on further development of properties and $4.5 million spent on furniture, fixtures, and equipment. Development expenditures included $112.2 million expended in Wattenberg, $104.5 million in the Mid Continent, $16.0 million in the San Juan Basin, and $21.2 million on the Central and Other properties. The benefits of these projects, continued success in production enhancement and prior year acquisitions fueled an 18% increase in production during the year. The Company anticipates spending approximately $300.0 million on the further development of its properties in 2005.

Pending Merger with Noble Energy, Inc.

On December 15, 2004, the boards of directors of Patina and Noble Energy approved Noble Energy’s merger with Patina. As a result of the merger, Patina will merge into a wholly-owned subsidiary of Noble Energy, and Patina shareholders will receive aggregate consideration comprised of approximately 60% Noble Energy common stock and 40% cash. Total consideration for the outstanding shares of Patina Common Stock is fixed at approximately $1.1 billion in cash and approximately 27.3 million shares of Noble Energy common stock (in each case subject to upward adjustment in the event that any shares of Patina Common Stock are issued prior to closing upon exercise of Patina stock options or warrants or otherwise, as provided in the merger agreement). Under the terms of the merger agreement, Patina shareholders will have the right to elect to receive either cash or Noble Energy common stock, or a combination thereof, in exchange for their shares of Patina Common Stock, subject to an allocation mechanism if either the cash election or the stock election is oversubscribed. While the per share consideration was initially set in the merger agreement at $37.00 in cash or .6252 shares of Noble Energy common stock, the per share consideration is subject to adjustment upwards or downwards. The value of the merger consideration to be received with respect to each share of Patina Common Stock will be equal to $14.80 plus approximately $0.375 per $1.00 of the volume-weighted average of the trading sale prices per share of Noble Energy common stock as reported on the New York Stock Exchange during a specified period prior to closing. Regardless of whether a Patina stockholder elects to receive cash, Noble Energy common stock or a combination of cash and Noble Energy common stock, or make no election, the merger agreement contains provisions designed to cause the value of the per share consideration a Patina stockholder receives to be substantially equivalent. The proposed merger is subject to the approval of the shareholders of Patina and Noble Energy and other customary conditions. The merger is expected to be completed in the second quarter of 2005.

For more information regarding the proposed merger between Noble Energy and Patina, please refer to the joint proxy statement/prospectus of Noble Energy and Patina that is included in the registration statement on Form S-4 filed by Noble Energy with the SEC on January 25, 2005. The joint proxy statement/prospectus contains important information about the proposed merger. These materials are not yet final and will be amended. Investors and security holders of Noble Energy and Patina are urged to read the joint proxy statement/prospectus filed, and any other relevant materials filed by Noble Energy or Patina because they contain, or will contain, important information about Noble Energy, Patina and the proposed merger. The preliminary materials filed on January 25, 2005, the definitive versions of these materials and other relevant materials (when they become available) and any other documents filed by Noble Energy or Patina with the SEC, may be obtained for free at the SEC’s website at http://www.sec.gov. In addition, the documents filed with the SEC by Noble Energy may be obtained free of charge from Noble Energy’s website at http://www.nobleenergyinc.com. The documents filed with the SEC by Patina may be obtained free of charge from Patina’s website at http://www.patinaoil.com.

History

Patina was incorporated in Delaware in 1996 to hold the Wattenberg assets of Snyder Oil Corporation (“SOCO”) and to facilitate the acquisition of a competitor in Wattenberg. SOCO retained 43.8 million shares of the Company’s Common Stock and the acquired company’s shareholders received 18.7 million shares of Common Stock, $40.0 million of 7.125% convertible preferred stock and 9.4 million warrants. In 1997, a series of transactions eliminated SOCO’s ownership in the Company. The 7.125% preferred stock was retired in January 2000 and the warrants were converted into Common Stock in May 2001.

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

Elysium’s properties were originally located in central Kansas, the Illinois Basin and the San Joaquin Basin of California. Approximately 90% of Elysium’s production is oil. In early 2001, Elysium sold the great majority of its interest in the Lake Washington Field of Louisiana for $30.5 million ($15.25 million net to the Company). In late 2001, Patina assumed direct management of Elysium and its properties. In January 2003, the Company acquired the remaining 50% of the joint venture for $23.1 million, simultaneously divesting the remainder of Lake Washington and all California (primarily San Joaquin Basin) assets.

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

In November 2002, Patina acquired Le Norman Energy Corporation (“Le Norman”) for $62.0 million. The purchase was funded with bank borrowings and the issuance of 513,200 shares of Common Stock. The Le Norman properties primarily produce oil from shallow formations and are located principally in the Anadarko and Ardmore-Marietta Basins of Oklahoma. At the date of the acquisition, Le Norman held a 30% reversionary interest in an affiliated entity, Le Norman Partners (“LNP”). In December 2002, Patina acquired Bravo Natural Resources, Inc. (“Bravo”) for $119.0 million. The purchase was funded entirely with bank borrowings. Bravo’s properties are primarily located in Hemphill County, Texas and Custer and Caddo Counties of western Oklahoma, within the Anadarko Basin. The Bravo properties primarily produce gas from intermediate depths. In March 2003, the Company acquired the remaining 70% interest in LNP for $39.7 million funded with bank borrowings. LNP’s properties are located in Stephens, Garvin, and Carter Counties of southern Oklahoma and primarily produce oil. In October 2003, the Company acquired the assets of Cordillera Energy Partners, LLC (“Cordillera”) for $243.0 million, comprised of $239.0 million funded with borrowings under the Company’s bank facility and the issuance of five year warrants to purchase 1,000,000 shares of Patina Common Stock for $22.50 per share. The Cordillera properties are primarily located in the Mid Continent, the San Juan Basin, and the Permian Basin, and produce primarily gas. In combination, the Le Norman, Bravo, LNP, and certain Cordillera properties established a significant base of operations in the Mid Continent region for the Company.

Over the last five years, the Company has realized consistent growth in nearly every aspect of its business. Revenues increased from $150.3 million in 2000 to $561.0 million in 2004. Net income rose from $42.4 million to $151.0 million during the same period. The growth in revenue and net income was primarily the result of increasing oil and gas production due to acquisitions, increased realized prices and the execution of high return capital projects, while maintaining low production costs and an efficient operating structure. Production grew from 119.0 MMcfe per day in 2000 to 322.2 MMcfe per day in 2004. Additionally, proven reserves jumped from 777.8 Bcfe at year-end 2000 to 1.6 Tcfe at December 31, 2004. The reserve growth was largely generated through further development and exploitation in the Wattenberg combined with additions from prior year acquisitions and improved exploitation.

Business Strategy

From inception, the Company has focused on consolidating ownership of its properties and developing increasingly efficient operations. The Company’s sizable asset base and cash flow, along with its low production costs and efficient operations, provide it a competitive advantage in Wattenberg and in certain analogous basins. These advantages, combined with management’s expertise, position the Company to increase its reserves, production and cash flow in a cost-efficient manner primarily through: (i) further Wattenberg development; (ii) accelerated development of the recently acquired Mid Continent and San Juan Basin properties; (iii) selective pursuit of further consolidation and acquisition opportunities; and (iv) generation and exploitation of exploration and development projects with a focus on projects near currently owned productive properties. The size and timing of any future acquisitions will depend on market conditions. The Company’s financial position affords it substantial flexibility in executing this strategy. If market conditions appear favorable, the Company routinely hedges future prices on 50% to 75% of its anticipated oil and gas production on a rolling 12 to 24 month basis.

Development, Acquisition and Exploration

During 2004, the Company spent $253.9 million on the further development of properties and $29.3 million on acquisitions. Development expenditures included $112.2 million in Wattenberg for the drilling or deepening of 47 J-Sand wells, 334 Codell refracs, 35 Niobrara refracs, 32 Codell trifracs, 56 recompletions and the drilling of 67 Codell wells, $104.5 million in the Mid Continent for the drilling or deepening of 195 wells, three refracs and 25 recompletions, $16.0 million in the San Juan Basin, and $21.2 million on the Central and Other properties. The benefits of these projects, the acquisitions, and the continued success in production enhancement contributed to a production increase of 18% over the prior year. The Company anticipates spending approximately $300.0 million on the further development of its properties in 2005.

Production, Revenue and Price History

The following table sets forth information regarding oil and gas production, revenues and operating expenses attributable to such production, average sales prices and other related data for the last five years. The information reflects the acquisitions of 50% of Elysium in November 2000, Le Norman in November 2002, Bravo in December 2002, the remaining 50% of Elysium in January 2003, Le Norman Partners in March 2003, and Cordillera Energy Partners in October 2003.

	Year Ended December 31,
	2000	2001	2002	2003	2004
	(Dollars in thousands, except prices and per Mcfe information)
Production
Oil (MBbl)	1,685	2,661	3,272	5,737	6,606
Gas (MMcf)	33,463	41,002	49,777	65,570	78,290
MMcfe (a)	43,572	56,969	69,411	99,996	117,925
Revenues
Oil	$38,741	$68,447	$80,233	$148,028	$178,095
Gas (c)	109,924	142,824	135,197	250,696	366,720

Subtotal	148,665	211,271	215,430	398,724	544,815
Other	1,677	2,902	6,977	7,993	16,186

Total	150,342	214,173	222,407	406,717	561,001

Expenses
Lease operating expenses	13,426	25,356	27,986	54,082	71,596
Production taxes (d)	10,628	13,462	11,751	28,726	46,034
General and administrative	7,165	10,994	12,714	19,034	26,390
Depletion, depreciation and amortization	40,600	49,916	66,162	98,119	126,849

Average sales price (b)
Oil (Bbl)	$23.00	$25.72	$24.52	$25.80	$26.96
Gas (Mcf) (c)	3.28	3.48	2.72	3.82	4.68
Mcfe (a)	3.41	3.71	3.10	3.99	4.62

Per Mcfe Information
Lease operating expense	$0.31	$0.45	$0.40	$0.54	$0.61
Production tax expense (d)	0.24	0.24	0.17	0.29	0.39
General and administrative	0.16	0.19	0.18	0.19	0.22
Depletion, depreciation and amortization	0.93	0.88	0.95	0.98	1.08

(a)	Oil production is converted to natural gas equivalents (Mcfe) at the rate of one barrel to six Mcf.

(b)	The average sales prices include the effects of hedging. See Management’s Discussion and Analysis of Financial Condition and Results of Operations, where the effects of oil and gas hedging are more fully quantified.

(c)	Sales of natural gas liquids are included in gas revenues.

(d)	Production taxes are generally calculated as a percentage of pre-hedged oil and gas revenues. As oil and gas revenues increase (through increases in production and/or oil and gas prices) production taxes will also increase.

Gathering, Processing and Marketing

The Company’s oil and gas production is principally sold to end users, marketers, refiners and other purchasers having access to pipeline facilities or the ability to truck oil to local refineries. The marketing of oil and gas can be affected by a number of factors that are beyond the Company’s control and which cannot be accurately predicted.

Natural Gas. The natural gas produced in Wattenberg is high in heating content (BTU’s) and must be processed to extract natural gas liquids (“NGL”). Residue gas is sold to utilities, independent marketers and end users through intrastate and interstate pipelines. The Company utilizes two separate arrangements to gather, process and market its gas production. Approximately 35% of production is sold to Duke Energy Field Services, LP (“Duke Energy”) at the wellhead under percentage of proceeds contracts. Pursuant to this type of contract, the Company receives a fixed percentage of the proceeds from Duke Energy’s sale of residue gas and NGL’s. Substantially all of the Company’s remaining natural gas production is dedicated for gathering to Duke Energy or Kerr McGee Gathering, LLC, (“KMG”) and is processed at plants owned by Duke Energy or BP Amoco Production Company (“BP Amoco”). Under this arrangement, the Company retains the right to market its share of residue gas at the tailgate of the plant and sells it under spot and long-term market arrangements generally based on the CIG index along the front range of Colorado or transports it to Midwestern markets under transportation agreements. NGL’s are sold by the processor and the Company receives payment net of applicable processing fees. A portion of the natural gas processed by BP Amoco at the Wattenberg Processing Plant is under a favorable “keepwhole” contract that not only provides payment for a percentage of the NGL’s stripped from the natural gas, but also redelivers at the tailgate the same amount of MMBtu’s as was delivered to the plant. This agreement extends through December 2012.

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

See Note (10) to the accompanying consolidated financial statements for information regarding the Company’s major customers.

Hedging Activities

The Company periodically enters into interest rate derivative contracts to help manage its exposure to interest rate volatility. The contracts are placed with major financial institutions or with counterparties which management believes to be of high credit quality. The Company’s interest rate swap contracts are designated as cash flow hedges. During the fourth quarter of 2003, the Company entered into LIBOR swap contracts to fix the interest rate on $100.0 million of the Company’s LIBOR based floating rate bank debt for two years. At December 31, 2004, the net unrealized pretax gains on these contracts totaled $952,000 ($590,000 gain net of $362,000 of deferred taxes) based on LIBOR futures prices at December 31, 2004.

The Company regularly enters into hedging agreements to reduce the impact on its operations of fluctuations in oil and gas prices. All such contracts are entered into solely to hedge prices and limit volatility. The Company’s current policy is to hedge between 50% and 75% of its production, when futures prices justify, on a rolling 12 to 24 month basis. At December 31, 2004, hedges were in place covering 68.5 Bcf at prices averaging $4.54 per MMBtu and 8.6 million barrels of oil averaging $25.57 per barrel. The estimated fair value of the Company’s oil and gas hedge contracts that would be realized on termination approximated a net unrealized pretax loss of $211.4 million ($131.1 million loss net of $80.3 million of deferred taxes) at December 31, 2004. The combined net unrealized losses from the Company’s oil, gas, and interest rate hedges are presented on the balance sheet as a current asset of $7.3 million, a current liability of $151.5 million, and a non-current liability of $66.2 million based on contract expiration. Both the gas contracts and oil contracts settle monthly through December 2006. Gains or losses on both realized and unrealized hedging transactions are determined as the difference between the contract price and a reference price, generally NYMEX for oil and the Colorado Interstate Gas (“CIG”) index, ANR Pipeline Oklahoma (“ANR”) index, Panhandle Eastern Pipeline (“PEPL”) index and El Paso San Juan (“EPSJ”) index for natural gas. Transaction gains and losses are determined monthly and are included as increases or decreases in oil and gas revenues in the period the hedged production is sold. Any ineffective portion of such hedges is recognized in earnings as it occurs. A net realized pretax gain relating to these derivatives totaled $20.4 million in 2002, with net realized pretax losses of $50.4 million and $145.9 million in 2003 and 2004, respectively. Effective January 1, 2001, the unrealized gains (losses) on open hedging positions were recorded at an estimate of fair value which the Company based on a comparison of the contract price and a reference price, generally NYMEX, CIG, ANR, PEPL or EPSJ on the Company’s balance sheet in Accumulated other comprehensive income (loss), a component of Stockholders’ Equity.

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

Title to Properties

Title to the Company’s oil and gas properties is subject to royalty, overriding royalty, carried and other similar interests and contractual arrangements customary in the industry, liens incident to operating agreements and for current property taxes not yet due and other comparatively minor encumbrances. As is customary in the oil and gas industry, only a perfunctory investigation as to ownership is conducted at the time undeveloped properties are acquired. Prior to the commencement of drilling operations, a detailed title examination is typically conducted and curative work is performed with respect to identified title defects.

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

State statutes govern exploration and production operations, conservation of oil and gas resources, protection of the correlative rights of oil and gas owners, environmental standards and the rights of surface owners. State Commissions implement their authority by establishing rules and regulations requiring permits for drilling, reclamation of production sites, plugging bonds, reports and other matters. Colorado, where the Company’s producing properties are primarily located, amended its statute concerning oil and natural gas development in 1994 to provide the Colorado Oil & Gas Conservation Commission (the “COGCC”) with enhanced authority to regulate oil and gas activities to protect public health, safety and welfare, including the environment. The COGCC has implemented several rules pursuant to these statutory changes concerning groundwater protection, soil conservation and site reclamation, setbacks in urban areas and other safety concerns, and financial assurance for industry obligations in these areas. To date, these rule changes have not adversely affected the operations of the Company, as the COGCC is required to enact cost-effective and technically feasible regulations, and the Company has been an active participant in their development. However, there can be no assurance that, in the aggregate, these and other regulatory developments will not increase the cost of operations in the future.

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

Environmental Matters

Environmental Regulation. The Company’s operations are subject to numerous laws and regulations governing the discharge of materials into the environment or otherwise relating to environmental protection. The Company currently owns or leases numerous properties that have been used for many years for oil and gas production. Although the Company believes that it and previous owners have utilized operating and disposal practices that were standard in the industry at the time, hydrocarbons or other wastes may have been disposed of or released on or under the properties owned or leased by the Company. In connection with its most significant acquisitions, the Company has performed environmental assessments and found no material environmental noncompliance or clean-up liabilities requiring action in the future. Such environmental assessments have not, however, been performed on all of the Company’s properties. The Company may therefore become liable for the environmental non-compliance of predecessor owners of the Company’s properties, including assessments and clean-up costs.

The Company’s operations are subject to stringent federal, state and local laws governing the discharge of materials into the environment or otherwise relating to environmental protection. Numerous governmental departments such as the Environmental Protection Agency (“EPA”) issue regulations to implement and enforce such laws, which are often difficult and costly to comply with and which carry substantial civil and criminal penalties and sanctions for failure to comply. These laws and regulations may require the acquisition of a permit before drilling commences, restrict the types, quantities and concentrations of various substances that can be released into the environment in connection with drilling, production and transporting through pipelines, limit or prohibit drilling activities on certain lands lying within wilderness, wetlands, frontier and other protected areas, require some form of remedial action to prevent pollution from former operations such as plugging abandoned wells, and impose substantial liabilities for pollution resulting from operations. In addition, these laws, rules and regulations may restrict the rate of production. The regulatory burden on the oil and gas industry increases the cost of doing business and affects profitability. Changes in environmental laws and regulations occur frequently, and changes that result in more stringent and costly waste handling, disposal or clean-up requirements could adversely affect the Company’s operations and financial position, as well as the industry in general. Management believes the Company is in substantial compliance with current applicable environmental laws and regulations. The Company has not experienced any material adverse effect from compliance with environmental requirements, however, there is no assurance that this will continue. The Company did not have any material expenditures in connection with environmental matters in 2004, nor does it anticipate that such expenditures will be material in 2005.

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

The Federal Water Pollution Control Act (“FWPCA”) imposes restrictions and strict controls regarding the discharge of produced waters and other oil and gas wastes into navigable waters. Permits must be obtained to discharge produced waters and other oil and gas wastes into state and federal waters. The FWPCA and analogous state laws provide for civil, criminal and administrative penalties for any unauthorized discharges of oil and other hazardous substances in reportable quantities and may impose substantial potential liability for the costs of removal, remediation and damages. State water discharge regulations and the federal National Pollutant Discharge Elimination System permits applicable to the oil and gas industry generally prohibit the discharge of produced water, sand and some other substances into U.S. waters. The cost to comply with discharge standards mandated under federal and state law have not had a material adverse impact on the Company’s financial condition and results of operations. Some oil and gas exploration and production facilities may be required to obtain permits for their stormwater discharges. Costs may be incurred in connection with treatment of wastewater or developing stormwater pollution prevention plans.

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

All statements, other than statements of historical or present facts, that address activities, events, outcomes or developments that the Company plans, expects, believes, assumes, budgets, predicts, forecasts, estimates, projects, intends or anticipates (and other similar expressions) will or may occur in the future are forward-looking statements. These forward-looking statements are based on management’s current belief, based on currently available information, as to the outcome and timing of future events. Statements in this annual report regarding the Company’s strategy, risk factors, capital budget, projected expenditures, liquidity and capital resources, and drilling and development plans reflect the Company’s current plans for 2005 as a stand-alone entity and do not take into account the impact of the proposed merger with Noble Energy. When considering any forward-looking statements contained herein, you should keep in mind the risk factors and other cautionary statements in this Form 10-K. Such forward-looking statements appear in a number of places and include statements with respect to, among other things, such matters as: the proposed merger with Noble Energy, Inc., future capital, development and exploration expenditures (including the amount and nature thereof), drilling, deepening, refracing, or trifracing of wells, oil and gas reserve estimates (including estimates of future net revenues associated with such reserves and the PV10% value of such future net revenues), estimates of future production of oil and natural gas, expected results or benefits associated with recent acquisitions, business strategies, expansion and growth of the Company’s operations, cash flow and anticipated liquidity, grassroots prospects and development and property acquisitions, obtaining financial or industry partners for prospect or program development, or marketing of oil and natural gas. We caution you that these forward-looking statements are subject to all of the risks and uncertainties, many of which are beyond our control, incident to the exploration for and development, production and sale of oil and gas. These risks include but are not limited to: general economic conditions, the market price of oil and natural gas, the risks associated with exploration, the Company’s ability to find, acquire, market, develop and produce new properties, operating hazards attendant to the oil and gas business, uncertainties in the estimation of proved reserves and in the projection of future rates of production and timing of development expenditures, the strength and financial resources of the Company’s competitors, the Company’s ability to find and retain skilled personnel, climatic conditions, labor relations, availability and cost of material and equipment, environmental risks, the results of financing efforts, regulatory developments and the other risks described in this Form 10-K.

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

Risk Factors

In addition to the factors described elsewhere in this report, the following are some of the important factors that could cause the Company’s actual results to differ materially from those projected in any forward-looking statements. Also please refer to the joint proxy statement/prospectus of Patina and Noble Energy that is included in the registration statement on Form S-4 filed by Noble Energy with the SEC on January 25, 2005 for a description of additional risks applicable to the combined company following the consummation of Patina’s proposed merger with Noble Energy.

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

Operating Risks of Oil and Gas Operations

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

The Effect of Regulation

Our business is heavily regulated by federal, state and local lawmaking bodies and regulatory agencies. This regulation increases our cost of doing business, decreases our flexibility to respond to changes in the market and lengthens the time it may take for us to gain approval of and complete capital projects. We may be subject to substantial penalties if we fail to comply with any law, statute or regulation. In particular, the Colorado Oil & Gas Conservation Commission has promulgated regulations to protect ground water, conserve soil, provide for site reclamation, ensure setbacks in urban areas, generally promote safety concerns and mandate financial assurance for companies in the industry. To date, these rules and regulations have not adversely affected us. We continue to take an active role in the development of rules and regulations that directly impact our operations. However, we cannot assure you that regulatory changes enacted by the Colorado Oil & Gas Conservation Commission or other regulatory agencies that have jurisdiction over us will not increase our operating costs or otherwise negatively impact the results of our operations.

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

Office and Operations Facilities

The Company leases its principal executive offices at 1625 Broadway, Denver, Colorado 80202. The lease covers approximately 57,000 square feet and expires in October 2008. The monthly rent is approximately $115,000. The Company owns an 11,000 square foot production facility in Platteville, Colorado used to support its Wattenberg Field operations. Elysium maintains five field offices in the areas of its operations. The Company owns an 11,000 square foot field office in Velma, Oklahoma, a 3,000 square foot field office in Weatherford, Oklahoma, and a 16,000 square foot field office in Canadian, Texas used to support its Mid Continent operations. The Company also owns a 2,600 square foot field office in Farmington, New Mexico used to support its San Juan Basin operations.

Employees

On December 31, 2004, the Company had 434 employees, including 286 that work in its field offices. None of these employees are represented by a labor union. The Company believes its relationships with its employees are satisfactory.

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

ITEM 2.	PROPERTIES

General

During 2004, the Company’s production averaged 322.2 MMcfe per day, of which 195.9 MMcfe per day or 61% was attributed to the Wattenberg Field of Colorado’s D-J Basin. Accordingly, the Company’s proved reserves at December 31, 2004 were concentrated primarily in Wattenberg. The Company also has proven reserves associated with its Elysium acquisition made in late 2000, and the Le Norman, Bravo, LNP, and Cordillera acquisitions made in 2002 and 2003 which comprise the Company’s Mid Continent assets. The following table sets forth summary information with respect to estimated proved reserves at December 31, 2004.

	PV10% Value (a)
	Amount (In thousands)%		Oil (MBbls)	Natural Gas (MMcf)	Total (MMcfe)%
Wattenberg	$1,959,197	63	44,454	676,415	943,137	58
Mid Continent	901,788	29	29,021	314,393	488,522	30
San Juan	93,985	3	290	94,041	95,780	6
Central and Other	174,602	5	14,520	4,446	91,564	6

Total	$3,129,572	100%	88,285	1,089,295	1,619,003	100%

(a)	PV10% is a non-GAAP measure as it does not include the effects of future income taxes, as is required in computing the standardized measure of discounted future net cash flows. See reconciliation of PV10% to standardized measure more fully described in Note (12) Unaudited Supplemental Oil and Gas Reserve Information to the accompanying consolidated financial statements.

The following table sets forth summary information with respect to oil and natural gas production for the year ended December 31, 2004.

	Oil (MBbls)	Natural Gas (MMcf)	Total (MMcfe)%
Wattenberg	3,167	52,683	71,685	61
Mid Continent	1,923	21,424	32,960	28
San Juan	20	3,494	3,614	3
Central and Other	1,496	689	9,666	8

Total	6,606	78,290	117,925	100%

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

Drilling in Wattenberg is considered low risk from the perspective of finding oil and gas reserves, with over 98% of the wells drilled encountering sufficient quantities of reserves to be completed as economic producers. In May 1998, the COGCC adopted new spacing rules for the Wattenberg Field that greatly enhanced the Company’s ability to more efficiently develop its properties. The rule also eliminated costly and time-consuming procedures required for certain development activities. All formations in Wattenberg can now be drilled, produced and commingled from any or all of ten “potential drilling locations” on a 320 acre parcel.

In 2004, development expenditures in Wattenberg totaled $112.2 million. The Company’s current Wattenberg activities are primarily focused on the development of J-Sand reserves through drilling new wells or deepening within existing wellbores, refracing or trifracing existing Codell wells and refracing or recompleting the Niobrara formation within existing Codell wells. A refrac consists of the restimulation of a producing formation within an existing wellbore to enhance production and add incremental reserves. These projects and continued success with the production enhancement program allowed the Company to increase its production and to add proved reserves in 2004 in what is considered a mature field.

During 2004, the Company drilled or deepened 47 wells to the J-Sand formation in Wattenberg. The cost of drilling and completing a J-Sand well approximates $400,000 while a completed deepening within an existing wellbore costs roughly $225,000. The reserves associated with a typical J-Sand well are more prolific than those of a Codell/Niobrara, with over 95% of such per well reserves comprised of natural gas. Consequently, the economics of a J-Sand project are more dependent on gas prices. At December 31, 2004, the Company had over 275 proven J-Sand drilling locations or deepening projects in inventory. The Company plans to drill or deepen approximately 45 wells to the J-Sand in 2005.

The Company performed 334 Codell refracs in Wattenberg during 2004. A typical Codell refrac costs approximately $145,000. At December 31, 2004, the Company had approximately 1,650 proven Codell refrac projects. The Company plans to perform approximately 340 Codell refrac projects in 2005.

The Company performed 32 Codell trifracs in Wattenberg during 2004. The trifrac program, which is effectively a refrac of a refrac, was initiated in 2003 with encouraging results. A typical Codell trifrac costs approximately $135,000. The Company is in the early stages of evaluating the trifrac program and expects to perform approximately 80 trifracs in 2005. At December 31, 2004, the Company had approximately 400 proven Codell trifrac projects in inventory.

The Company performed 84 Niobrara refracs or recompletions in Wattenberg during 2004. A typical Niobrara refrac/recomplete costs approximately $140,000. At December 31, 2004, the Company had approximately 685 proven Niobrara projects. The Company plans to perform approximately 210 Niobrara refrac/recomplete projects in 2005.

The Company also performed five Codell and two J-Sand recompletions and drilled 67 Codell wells in the D-J Basin in 2004. The Company had an additional 325 Codell / J-Sand / Sussex proven recompletion opportunities and over 800 Codell new drill opportunities at December 31, 2004. The Company plans to drill 110 Codell wells in 2005. During 2004, numerous well workovers, reactivations, and commingling of zones were performed. These projects, combined with the new drills, deepenings and refracs, were an integral part of the 2004 capital development program. The Company estimates it had over 400 of these minor projects in inventory at year-end 2004.

At December 31, 2004, the Company had working interests in approximately 3,500 gross (3,300 net) producing oil and gas wells in the D-J Basin with estimated proved reserves of 943.1 Bcfe, including 44.5 million barrels of oil and 676.4 Bcf of gas. Daily production from these properties averaged 195,861 Mcfe, comprised of 8,653 barrels and 143,942 Mcf per day in 2004. Based on a capital budget of $300.0 million, the Company anticipates spending approximately $145.0 million in Wattenberg in 2005.

Mid Continent

In November 2002, Patina acquired the stock of Le Norman Energy Corporation for $62.0 million and the issuance of 513,200 shares of the Company’s Common Stock. Le Norman’s properties are located primarily in the Anadarko and Ardmore-Marietta Basins of Oklahoma. The Le Norman properties primarily produce oil. At the date of the acquisition, Le Norman held a 30% interest in an affiliated entity, Le Norman Partners (“LNP”). In December 2002, Patina acquired the stock of Bravo Natural Resources, Inc., a Delaware corporation, for $119.0 million. Bravo’s properties are primarily located in Hemphill County, Texas and Custer and Caddo Counties of western Oklahoma, within the Anadarko Basin. The Bravo properties primarily produce natural gas. In March 2003, the Company acquired the remaining 70% interest in LNP for $39.7 million. LNP’s properties are located in Stephens, Garvin, and Carter Counties of Southern Oklahoma and produce primarily oil. In October 2003, the Company acquired Cordillera Energy Partners, LLC (“Cordillera”) for $243.0 million, comprised of $239.0 million and the issuance of five year warrants to purchase 1,000,000 shares of Patina Common Stock for $22.50 per share. The Cordillera properties are primarily located in the Mid Continent and the San Juan Basin, and primarily produce natural gas. Together the Le Norman, Bravo, LNP, and certain Cordillera properties comprise the Company’s Mid Continent assets.

The Loco Field is comprised of 14 contiguous sections located in Stephens and Jefferson Counties, Oklahoma. The Field was discovered in 1913, producing from shallow oil formations at depths ranging from 60 feet to 1,300 feet. Secondary recovery operations were implemented in the Field beginning with the unitization of the Loco Unit in 1956. The sediments draped over this anticline include productive intervals on more than 20 lenticular sandstone intervals. Based on the average net pay of other completed wells in the area, a typical infill well will encounter in excess of 100 feet of net productive pay, although not necessarily assured on a single well basis. The Company acquired interests in the Field as part of the Le Norman acquisition. The Company drilled 32 wells in the Field in 2004 with plans to drill approximately 15 wells in 2005. Simultaneously, an expansion of the secondary recovery operations is underway with the installation of new injection facilities at the central tank batteries, along with the conversion of numerous producers to water injectors.

The Santa Fe Field, located in Stephens County, Oklahoma, was discovered in 1917. The Field covers approximately 13 contiguous sections, targeting shallow oil formations with productive sediments at depths ranging from 100 feet up to 1,200 feet. Certain portions of the Field are under secondary recovery while others remain on primary production. The productive intervals are comprised of over 20 lenticular sands, routinely exhibiting porosities greater than 30% with an average well exhibiting approximately 90 feet of net pay. Interests in the Field were acquired as part of the Le Norman acquisition. The Company also holds various rights to certain deeper horizons in the Field. The Company drilled five wells in the Field in 2004 and plans to drill six wells and to continue to evaluate additional exploitation opportunities in the Field in 2005. The Company will continue to optimize and implement secondary recovery operations in the Field where permitted by the Oklahoma Corporation Commission.

The Company acquired interests in the Buffalo Wallow Field as part of the Bravo acquisition. The Field is located in Hemphill County in the Texas Panhandle. The primary producing horizons, which generally produce natural gas, are comprised of various intervals in the Granite Wash sequence at approximately 11,000 feet. The productive intervals are comprised of a series of stratigraphically trapped sands with an average gross interval of 700 feet. Based on the average net pay of other completed wells in the area, an average well will contain 100 feet to 250 feet of net pay, although not necessarily assured on a single well basis. The Field has historically been developed on 40 acre spacing. In late 2004, the Texas Railroad Commission approved down spacing of the Field to allow development on 20 acre locations. The Company drilled 74 wells in the Field in 2004 and plans to drill approximately 70 wells in 2005.

Based on the knowledge and expertise gained in the Company’s Buffalo Wallow Field, approximately 10,000 net acres were leased in the last half of 2003 southeast of Buffalo Wallow for additional Granite Wash gas potential in an area known as Billy Rose. This area offsets mature Granite Wash producing wells. The Company has applied evaluation and stimulation techniques, similar to those used in Buffalo Wallow, to determine and establish commercial gas production from the Granite Wash pay zones extending from as shallow as 6,000 feet to greater than 12,000 feet within the block. In addition, Billy Rose is believed to hold additional potential in deeper horizons such as the Morrow and Hunton formations. In the last half of 2004, three wells were drilled and three of the older mature wells were recompleted into new pay zones. The Company plans to drill approximately ten wells in Billy Rose in 2005.

The Eakly-Weatherford Field is located in western Oklahoma in Caddo and Custer Counties within the Anadarko Basin. Productive intervals include the Skinner, Red Fork, and Morrow producing sands ranging at depths of 10,000 feet to 14,000 feet. The deeper Springer series sands are also productive in the area at depths of approximately 15,000 feet. Interests in the Field were acquired as part of the Bravo acquisition and were increased with the Cordillera acquisition. The Company drilled nine wells in the Field in 2004 and plans to drill approximately three wells in the Field during 2005 while continuing its evaluation of the acreage position. Various wells in the Field exhibit productive behind pipe intervals that are expected to eventually be exploited.

In the fourth quarter of 2003, the Company acquired interests in the Elm Grove Field as part of the Cordillera acquisition. The Field is located within the central part of the Anadarko Basin in Caddo and Blaine Counties of Oklahoma. The two main producing reservoirs in the Field are the Red Fork and Springer Sandstones ranging at depths of 11,000 feet to 13,000 feet. Additionally, the Company is currently evaluating future potential in several horizons in the Field, including the Marchand, Skinner, and Hunton formations. The Company drilled five wells in the Field in 2004 and plans to drill approximately two wells in the Field during 2005.

During 2004, development expenditures for the Mid Continent region totaled $104.5 million for the drilling or deepening of 195 wells, three refracs, and 25 recompletions. At December 31, 2004, estimated proved reserves attributed to the Mid Continent region totaled 488.5 Bcfe, including 29.0 million barrels of oil and 314.4 Bcf of gas. Daily production from these properties averaged 90,054 Mcfe, comprised of 5,253 barrels and 58,535 Mcf per day in 2004. Based on a capital budget of $300.0 million, the Company anticipates spending approximately $115.0 million in the Mid Continent region in 2005.

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

During 2004, development expenditures for the San Juan Basin totaled $16.0 million for the drilling of 12 wells, one refrac, and nine recompletions. At December 31, 2004, estimated proved reserves attributed to the San Juan Basin totaled 95.8 Bcfe, including 290,000 barrels of oil and 94.0 Bcf of gas. Daily production from these properties averaged 9,874 Mcfe, comprised of 55 barrels and 9,547 Mcf per day in 2004. Based on a capital budget of $300.0 million, the Company anticipates spending approximately $20.0 million in the San Juan Basin in 2005 for the drilling of 30 wells and performing various recompletions.

Central and Other

In late 2000, Patina acquired various property interests out of a bankruptcy through Elysium Energy, L.L.C., a New York limited liability company, in which the Company initially held a 50% interest. The Elysium properties primarily produce oil. In January 2003, the Company acquired the remaining 50% interest of the joint venture. In late 2003, the Company sold its interests in various Louisiana fields for approximately $8.6 million. The Company formed a new ventures group in 2004, targeting non-conventional tight gas reservoirs, including shale formations. Approximately 60,000 net acres were acquired by year-end 2004 with plans to accumulate over 100,000 net acres related to these prospects. At December 31, 2004, the oil and gas properties were located primarily in central Kansas and the Illinois Basin, with minor interests remaining in Louisiana and Texas.

These properties comprise the Company’s “Central and Other” areas of operations. During 2004 development expenditures for the Central and Other properties totaled $21.2 million for the drilling or deepening of 73 wells and performing 68 recompletions, primarily in the Illinois Basin, Kansas and Texas. Daily production from these properties averaged 26,410 Mcfe, comprised of 4,088 barrels and 1,882 Mcf per day in 2004. At December 31, 2004, estimated proved reserves totaled 91.6 Bcfe, including 14.5 million barrels of oil and 4.4 Bcf of gas. Based on a capital budget of $300.0 million, the Company anticipates spending approximately $20.0 million on these properties in 2005.

Proved Reserves

The following table sets forth estimated net proved reserves for the three years ended December 31, 2004.

	December 31,
	2002	2003	2004
Oil (MBbl)
Developed
Producing	26,185	43,653	47,245
Non-producing	15,648	14,475	18,210

Total Developed	41,833	58,128	65,455
Undeveloped	15,495	23,819	22,830

Total	57,328	81,947	88,285

Natural gas (MMcf)
Developed
Producing	361,000	516,577	554,521
Non-producing	161,227	179,672	213,082

Total Developed	522,227	696,249	767,603
Undeveloped	235,295	328,085	321,692

Total	757,522	1,024,334	1,089,295

Total MMcfe	1,101,491	1,516,014	1,619,003

PV10% Value (a) (non-GAAP measure)	$1,484,936	$2,704,461	$3,129,572

Standardized Measure	$1,010,350	$1,781,019	$2,099,301

Oil price (Bbl)	$30.51	$31.16	$41.48
Gas price (Mcf)	$3.67	$5.54	$5.61

The following table sets forth the estimated pretax future net revenues as of year-end 2004 from the production of proved reserves and the PV10% value of such revenues, net of estimated future capital costs, including an estimate of $292.5 million of future development costs (comprised of $110.3 of expenditures on proved developed non-producing properties and $182.2 million in expenditures on proved undeveloped properties) in 2005 (in thousands):

	December 31, 2004
Future Net Revenues	Developed	Undeveloped	Total
2005	$464,994	$(103,916)	$361,078
2006	432,963	8,687	441,650
2007	398,791	54,733	453,524
Remainder	3,352,937	1,566,932	4,919,869

Total	$4,649,685	$1,526,436	$6,176,121

PV10% Value (a) (non-GAAP measure)	$2,581,818	$547,754	$3,129,572

(a)	PV10% is a non-GAAP measure. See the reconciliation of PV10% to standardized measure (the after tax present value discounted at 10% of the proved reserves, which totaled $2.1 billion at year-end 2004) at Note 12 to the accompanying consolidated financial statements.

The quantities and values in the preceding tables are based on constant prices in effect at December 31, 2004, which averaged $41.48 per barrel of oil and $5.61 per Mcf of gas. These wellhead average prices were based on year-end NYMEX prices of $43.45 per barrel and $6.15 per MMBtu. Price declines decrease reserve values by lowering the future net revenues attributable to the reserves and reducing the quantities of reserves that are recoverable on an economic basis. Price increases have the opposite effect. A significant decline in the prices of oil and/or natural gas could have a material adverse effect on the Company’s financial condition and results of operations.

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

The PV10% values shown should not be construed as the current market value of the reserves. The quantities and values shown in the preceding tables are based on oil and natural gas prices in effect on December 31, 2004. The value of the Company’s assets is in part dependent on the prices the Company receives for oil and natural gas, and a significant decline in the price of oil or gas could have a material adverse effect on the Company’s financial condition and results of operations. The 10% discount factor used to calculate PV10% value, which is specified by the Securities and Exchange Commission (the “SEC”), is not necessarily the most appropriate discount rate, and present value, no matter what discount rate is used, is materially affected by assumptions as to timing of future production, which may prove to be inaccurate. For properties operated by the Company, an allocation of certain overhead charges has been included in operating costs. In addition, the calculation of estimated future net revenues does not take into account the effect of various cash outlays, including, among other things all general and administrative overhead costs and interest expense.

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

The proved oil and gas reserves and future revenues as of December 31, 2004 were audited by Netherland, Sewell & Associates, Inc. (“NSAI”). On an annual basis, the Company files the Department of Energy Form EIA-23, “Annual Survey of Oil and Gas Reserves,” as required by operators of domestic oil and gas properties. There are differences between the reserves as reported on Form EIA-23 and reserves as reported herein. Form EIA-23 requires that operators report on total proved developed reserves for operated wells only and that the reserves be reported on a gross operated basis rather than on a net interest basis.

Producing Wells

The following table sets forth the producing wells in which the Company owned a working interest at December 31, 2004. Wells are classified as oil or natural gas wells according to their predominant production stream.

Principal Production Stream	Gross Wells	Net Wells
Wattenberg
Oil	2,922	2,787
Natural gas	603	504

Total	3,525	3,291

Mid Continent
Oil	2,117	1,013
Natural gas	970	436

Total	3,087	1,449

San Juan
Oil	—	—
Natural gas	183	147

Total	183	147

Central and Other
Oil	1,006	918
Natural gas	14	14

Total	1,020	932

Total
Oil	6,045	4,718
Natural gas	1,770	1,101

Total	7,815	5,819

The Company had 227 wells (219 net) in Wattenberg, 763 wells (518 net) in the Mid Continent region, four wells (four net) in the San Juan Basin, and 739 wells (680 net) in the Central and Other areas that were shut-in at December 31, 2004. The Company’s average working interest in the Wattenberg wells was approximately 93%, the average working interest in the Mid Continent wells was approximately 47%, the average working interest in the San Juan wells was 80%, and the average working interest in the Central and Other wells was 91%. As of December 31, 2004, the Company operated approximately 5,800 gross (5,500 net) producing wells.

Drilling Results

The following table sets forth the number of wells drilled or deepened by the Company during the past three years. During 2002, the Company drilled or deepened 66 development wells (62 net) in Wattenberg, drilled 24 development wells (12 net) in the Illinois Basin, drilled or deepened 16 development wells (eight net) in Kansas, and two wells (one net) in California, drilled 33 development wells (31 net) in the Mid Continent region, and drilled four wells on its other projects (four net). The Company also drilled five exploratory coalbed methane wells (five net) in northwest Colorado. During 2003, the Company drilled or deepened 80 development wells (75 net) in Wattenberg, drilled 190 development wells (170 net) in the Mid Continent region, drilled one well (zero net) in the San Juan Basin, and drilled 74 development wells (73 net) in the Central and Other areas. During 2004, the Company drilled or deepened 114 development wells (110 net) in Wattenberg, drilled 195 development wells (151 net) in the Mid Continent region, drilled 12 wells (10 net) in the San Juan Basin, and drilled 73 development wells (73 net) in the Central and Other areas. The information should not be considered indicative of future performance, nor should it be assumed that there is necessarily any correlation between the number of productive wells drilled, quantities of reserves found or economic value. Productive wells are those that produce commercial quantities of hydrocarbons whether or not they produce a reasonable rate of return.

	2002	2003	2004
Productive
Gross	140.0	345.0	388.0
Net	114.0	318.0	339.0
Dry
Gross	4.0	5.0	6.0
Net	2.0	5.0	5.0

At December 31, 2004, the Company had 11 wells (10 net) in Wattenberg, 29 wells (22 net) in the Mid Continent region, three wells (three net) in San Juan, and one well (one net) in the Central and Other areas waiting on completion.

Acreage

The following table sets forth the leasehold acreage held by the Company at December 31, 2004. Undeveloped acreage is acreage held under lease, permit, contract or option that is not in a spacing unit for a producing well, including leasehold interests identified for development or exploratory drilling. Developed acreage is acreage assigned to producing wells.

	Developed		Undeveloped
	Gross	Net	Gross	Net
Colorado	200,800	179,300	49,300	42,500
Oklahoma	259,700	83,400	79,900	31,500
Texas	58,800	31,800	25,800	14,900
Illinois / Indiana	45,400	37,400	8,100	8,100
New Mexico	30,800	18,400	10,000	3,500
Louisiana	13,200	5,400	—	—
Kansas	11,300	10,800	5,900	5,400
Wyoming	10,000	1,000	14,200	9,200
Alabama/Mississippi	1,000	400	172,000	35,300
Arkansas	800	300	13,200	12,900
Michigan	—	—	28,200	28,100
Other	10,000	8,000	17,200	5,600

Total	641,800	376,200	423,800	197,000

ITEM 3.	LEGAL PROCEEDINGS

The ruling by the Colorado Supreme Court in Rogers v. Westerman Farm Co. in July 2001 resulted in uncertainty regarding the deductibility of certain post-production costs from payments to be made to royalty interest owners. In January 2003, the Company was named as a defendant in a lawsuit, which plaintiff seeks to certify as a class action, based upon the Westerman ruling alleging that the Company had improperly deducted certain costs in connection with its calculation of royalty payments relating to the Company’s Colorado operations (Jack Holman, et al v. Patina Oil & Gas Corporation; Case No. 03-CV-09; District Court, Weld County, Colorado). In May 2004, the plaintiff filed an amended complaint narrowing the class of potential plaintiffs, and thereafter filed a motion seeking to certify the narrowed class as described in the amended complaint. The Company has filed an answer to the plaintiff’s amended complaint. The Company intends to oppose class certification and to vigorously defend this action. The potential liability, if any, from this claim cannot currently be reasonably estimated, and no provision has been accrued for this matter in the Company’s financial statements.

The Company is a party to various other lawsuits incidental to its business, none of which are anticipated to have a material adverse impact on its financial position or results of operations.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2004.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED SECURITY HOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s Common Stock is listed on the New York Stock Exchange (“NYSE”) under the symbol “POG”. In June 2002 and June 2004, 5-for-4 stock splits were effected in the form of a 25% stock dividends to common stockholders. In March 2004, a 2-for-1 stock split was paid in which shareholders received an additional share of Common Stock for every share held. All share and per share amounts for all periods have been restated to reflect the 5-for-4 and 2-for-1 stock dividends and split. The following represent the high and low sales prices of the Company’s Common Stock during the respective periods.

	Common Stock
	High	Low
2003
First Quarter	$13.95	$11.92
Second Quarter	16.72	12.83
Third Quarter	19.00	14.21
Fourth Quarter	25.38	18.23
2004
First Quarter	$26.79	$20.76
Second Quarter	30.96	24.62
Third Quarter	31.68	24.76
Fourth Quarter	37.56	28.02

On February 24, 2005, the closing price of the Common Stock was $39.34.

Holders of Record

As of February 24, 2005, there were 120 holders of record of the Common Stock and 71.2 million shares outstanding, exclusive of the 2.1 million common shares held in treasury stock through the Company’s deferred compensation plan.

Dividends

Adjusted for the stock dividends and split, following is a schedule of quarterly cash dividends per share paid on the Common Stock since the dividend was initiated in December 1997:

	Quarter
	First	Second	Third	Fourth	Total
1997	$—	$—	$—	$0.0032	$0.0032
1998	0.0032	0.0032	0.0032	0.0032	0.0128
1999	0.0032	0.0032	0.0032	0.0064	0.0160
2000	0.0064	0.0064	0.0064	0.0128	0.0320
2001	0.0128	0.0128	0.0128	0.0160	0.0544
2002	0.0160	0.0200	0.0200	0.0240	0.0800
2003	0.0240	0.0300	0.0300	0.0400	0.1240
2004	0.0500	0.0500	0.0500	0.0600	0.2100

The continuation of cash dividends and the amounts thereof will depend upon the Company’s earnings, financial condition, capital requirements and other factors. Under the terms of its bank credit agreement, the Company had $125.5 million available for dividends and or other restricted payments as of December 31, 2004. The amount available for dividends and other restricted payments increases quarterly by 20% of cash flow, as defined.

Securities Authorized for Issuance under Equity Compensation Plans

The following table includes information regarding the Company’s equity compensation plans as of the year ended December 31, 2004 (a):

Plan category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders (stock option plan)	6,243,200	$14.66	3,131,800
Equity compensation plans not approved by security holders	—	—	—

Total	6,243,200	$14.66	3,131,800

(a) Although the Company does not maintain a formal plan, Common Stock may be issued to officers and key employees in lieu of cash for bonuses and to non-employee directors in lieu of cash retainers. All such issuances are approved by the Compensation Committee, which is comprised of three independent directors, or the entire Board of Directors. See Notes (7) and (8) to the accompanying consolidated financial statements for more information on such issuances.

Recent Sales of Unregistered Securities

The following table includes information regarding securities issued under the Company’s Stock Purchase Plan:

Year	Number of shares issued	Weighted- average share price	Cash proceeds
2004	—	$—	$—
2003	—	$—	$—
2002	557,500	$8.94	$4,985,000

Shares issued under the Company’s Stock Purchase Plan are made available to officers and directors of the Company at a discount to market (generally the purchase price has been set at 75% of market price). The number of shares made available for purchase is approved by the Company’s Compensation Committee of the Board of Directors on an annual basis. All such shares are restricted from any sale for a period of one year from the date of purchase. The Stock Purchase Plan was suspended as of December 31, 2002. For further information see Note (8) to the accompanying consolidated financial statements.

In conjunction with the Le Norman acquisition in November 2002, the Company issued 513,200 shares of Common Stock to the sellers. In conjunction with the Cordillera acquisition in October 2003, the Company issued 1.0 million five year warrants to purchase the Company’s Common Stock for $22.50 per share. No cash proceeds were received by the Company for either of these two issuances.

Effective May 2004, the Board of Directors suspended the automatic restricted stock grant provisions of the Company’s 1996 Stock Plan for Non-Employee Directors (the “Directors’ Plan”). In June 2004, the Board of Directors awarded a stock grant outside of the Directors’ Plan totaling 14,000 shares of restricted Common Stock to the non-employee directors as a component of their annual retainer. The shares vest 30% in June 2005, 30% in June 2006 and 40% in June 2007. On July 19, 2004, the Board of Directors issued 16,000 shares of restricted Common Stock to a Senior Vice President of Operations in connection with the commencement of his employment with the Company. A portion of such shares (4,000) were immediately vested upon the date of grant and 6,000 of such shares shall vest on each of the first and second anniversaries of the date of grant. All of such shares were issued pursuant to the exemption from the registration requirements of the Securities Act of 1933, as amended, provided by Section 4(2) of such Act.

ITEM 6.	SELECTED FINANCIAL DATA

The following table presents selected historical financial data of the Company for the five-year period ended December 31, 2004. All share and per share amounts for all periods presented have been restated to reflect the 5-for-4 stock splits which were effected in the form of a stock dividend to common stockholders of record in June 2002 and June 2003 and the 2-for-1 stock split in February 2004. Future results may differ substantially from historical results because of changes in oil and gas prices, production increases or declines, the pending merger with Noble Energy, and other factors. This information should be read in conjunction with the financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations, presented elsewhere herein. The data reflects the acquisition of 50% of Elysium in November 2000, Le Norman in November 2002, Bravo in December 2002, the remaining 50% of Elysium in January 2003, Le Norman Partners in March 2003, and Cordillera Energy Partners in October 2003.

	As of or for the Year Ended December 31,
	2000	2001	2002	2003	2004
	(In thousands except per share data)
Statement of Operations Data
Revenues	$150,342	$214,173	$222,407	$406,717	$561,001
Expenses
Lease operating	13,426	25,356	27,986	54,082	71,596
Production taxes	10,628	13,462	11,751	28,726	46,034
Exploration	293	513	2,171	6,207	2,058
General and administrative	7,165	10,994	12,714	19,034	26,390
Interest	10,012	7,016	2,299	8,817	12,563
Impairment of hedges	—	6,370	—	—	—
Loss on sale of oil and gas properties	—	—	—	7,223	—
Other	105	18	463	578	301
Deferred compensation adjustments	12,734	3,236	9,983	33,110	31,722
Depletion, depreciation and amortization	40,600	49,916	66,162	98,119	126,849

Total expenses	94,963	116,881	133,529	255,896	317,513

Pretax income	55,379	97,292	88,878	150,821	243,488
Provision for income taxes	12,953	35,025	31,171	57,312	92,525
Cumulative effect of accounting change	—	—	—	2,613	—

Net income	$42,426	$62,267	$57,707	$90,896	$150,963

Net income per share
Basic	$0.75	$1.00	$0.88	$1.33	$2.15

Diluted	$0.61	$0.93	$0.84	$1.28	$2.05

Weighted average shares outstanding
Basic	52,325	62,392	65,933	68,170	70,234
Diluted	68,433	67,290	68,970	71,062	73,473

Cash dividends per common share	$0.032	$0.054	$0.080	$0.124	$0.210

Balance Sheet Data
Current assets	$39,368	$40,671	$49,222	$102,032	$181,220
Oil and gas properties, net	355,904	378,011	637,258	1,068,660	1,211,675
Total assets	422,578	455,524	719,090	1,196,291	1,429,039
Current liabilities	30,867	45,065	69,072	142,544	285,469
Debt	177,000	77,000	200,000	416,000	297,000
Stockholders’ equity	160,151	249,574	298,580	330,512	410,819

Cash Flow Data
Net cash provided by operating activities	$109,384	$172,777	$152,157	$271,825	$396,569
Net cash used in investing activities	(86,134)	(82,357)	(282,392)	(470,881)	(258,641)
Net cash from financing activities	(21,223)	(92,823)	131,905	197,681	(135,449)

The following tables set forth unaudited summary financial results on a quarterly basis for the last two years.

	2003
(In thousands, except per share data)	First	Second	Third	Fourth
Revenues	$89,967	$92,418	$99,180	$125,153
Lease operating expenses	10,698	13,948	14,420	15,016
Production taxes	6,485	6,407	7,155	8,679
General and administrative	4,446	4,237	4,355	5,997
Deferred compensation adjustment	1,058	8,861	5,966	17,226
Depletion, depreciation and amortization	21,087	23,270	24,571	29,191
Cumulative effect of accounting change	2,613	—	—	—
Net income	23,982	20,288	25,019	21,607
Net income per share (1)
Basic	$0.35	$0.30	$0.37	$0.31
Diluted	0.34	0.29	0.35	0.30

Average daily production
Oil (Bbl)	13,385	16,165	15,777	17,505
Gas (Mcf)	160,516	168,274	179,880	209,367
Equivalent Mcfe	240,824	265,264	274,542	314,398

Average realized prices
Oil (Bbl)	$26.73	$25.60	$25.45	$25.60
Gas (Mcf)	3.97	3.48	3.68	4.11
Equivalent Mcfe	4.13	3.77	3.87	4.16

	2004
(In thousands, except per share data)	First	Second	Third	Fourth
Revenues	$137,926	$128,403	$138,015	$156,657
Lease operating expenses	15,738	17,551	17,681	20,626
Production taxes	10,536	11,222	12,597	11,680
General and administrative	5,334	5,889	6,281	8,885
Deferred compensation adjustment	4,708	8,749	(498)	18,763
Depletion, depreciation and amortization	29,411	30,097	31,365	35,976
Net income	42,751	31,751	41,442	35,018
Net income per share (1)
Basic	$0.62	$0.45	$0.59	$0.50
Diluted	0.59	0.43	0.54	0.47

Average daily production
Oil (Bbl)	17,744	17,768	18,004	18,673
Gas (Mcf)	204,771	211,575	217,582	221,571
Equivalent Mcfe	311,237	318,183	325,606	333,607

Average realized prices
Oil (Bbl)	$26.62	$26.31	$26.90	$27.95
Gas (Mcf)	4.62	4.37	4.58	5.14
Equivalent Mcfe	4.56	4.38	4.55	4.98

(1)	Adjusted for the June 2002 and June 2003 25% stock dividends (5-for-4 splits) and the February 2004 2-for-1 stock split.

The total of the earnings per share for each quarter does not equal the earnings per share for the full year, either because the calculations are based on the weighted average shares outstanding during each of the individual periods or rounding.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Patina Oil & Gas Corporation (“Patina” or the “Company”) is a rapidly growing independent energy company engaged in the acquisition, development and exploitation of oil and natural gas properties within the continental United States. The Company’s properties and oil and gas reserves are principally located in relatively long-lived fields with well-established production histories. The properties are primarily concentrated in the Wattenberg Field (“Wattenberg”) of Colorado’s Denver-Julesburg Basin (“D-J Basin”), the Mid Continent region of western Oklahoma and the Texas Panhandle, and the San Juan Basin in New Mexico.

In December 2004, Patina entered into a merger agreement with Noble Energy, pursuant to which Patina will be acquired by Noble Energy through the merger of Patina into a wholly-owned subsidiary of Noble Energy. The merger is subject to customary conditions, including the approval of the stockholders of Patina and Noble Energy. The transaction is expected to close in the second quarter of 2005. For more information regarding the proposed merger, please refer to the section entitled “Business – Pending Merger with Noble Energy, Inc.” above and the joint proxy statement/ prospectus of Noble Energy and Patina that is included in the registration statement on Form S-4 filed by Noble Energy with the SEC on January 25, 2005, and other relevant materials that may be filed by Patina or Noble Energy with the SEC, including any amendments to such registration statement. The following discussion relates to our plans for the year without regard to the potential impact of the proposed merger.

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

Following are highlights of the Company’s 2004 performance in several key areas:

•	Daily production increased 18% from 274.0 MMcfe per day in 2003 to 322.2 MMcfe per day in 2004. The Company’s Wattenberg properties contributed 10% of this increase, while the full year benefit of production from San Juan and Mid Continent properties acquired in 2003 contributed 49%. Extensive development of the Company’s Mid Continent properties also contributed to the increase.

•	Revenues increased 38% from $406.7 million in 2003 to $561.0 million in 2004 primarily due to the 18% increase in production and a 16% increase in realized oil and gas prices. Net income increased 66% from $90.9 million in 2003 to $151.0 million in 2004. Cash flow from operations increased 46% from $271.8 million in 2003 to $396.6 million in 2004.

•	Proved Reserves increased 7% from 1.5 Tcfe to 1.6 Tcfe, with ongoing development and performance revisions contributing 212 Bcfe and acquisitions of 22 Bcfe, respectively. In addition, the change in oil and gas prices and costs increased reserves 10 Bcfe. The reserve increases were offset by 118 Bcfe of production and 23 Bcfe of reserves sold. The Company replaced 187% of production in 2004 at a finding and development cost of $1.17 per Mcfe.

•	The Company spent $253.9 million on the further development of its properties, as follows:

	Expenditures	Drillings/ Deepenings	Refracs	Trifracs	Recompletions
Wattenberg	$112.2	114	369	32	56
Mid Continent	104.5	195	3	—	25
San Juan	16.0	12	1	—	9
Central and Other	21.2	73	—	—	68

Total	$253.9

The Company anticipates incurring approximately $300.0 million on the further development of its properties in 2005.

Critical Accounting Policies and Estimates

The preparation of the consolidated financial statements requires management of the Company to make a number of estimates and assumptions relating to the reported amounts of assets and liabilities and the disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the period. When alternatives exist among various accounting methods, the choice of accounting method can have a significant impact on reported amounts. The following is a discussion of the Company’s accounting estimates and judgments which management believes are most significant in its application of generally accepted accounting principles used in the preparation of the consolidated financial statements.

Reserves – All of the proved reserve data in this Form 10-K are estimates. The Company’s estimates of proved crude oil and natural gas reserves are prepared by the Company’s engineers in accordance with guidelines established by the SEC. Reservoir engineering is a subjective process of estimating underground accumulations of crude oil and natural gas. There are numerous uncertainties inherent in estimating quantities of proved crude oil and natural gas reserves. Uncertainties include the projection of future production rates and the expected timing of development expenditures. The accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and judgment. As a result, proved reserve estimates may be different from the quantities of crude oil and natural gas that are ultimately recovered. Proved reserve estimates are updated annually at each year-end. Estimates of proved crude oil and natural gas reserves significantly affect the Company’s depreciation, depletion and amortization (“DD&A”) expense. For example, if estimates of proved reserves decline, the Company’s DD&A rate will increase, resulting in a decrease in net income. A decline in estimates of proved reserves would also trigger an impairment analysis and could result in an impairment charge.

Oil and Gas Properties – The Company accounts for its crude oil and natural gas properties under the successful efforts method of accounting. The alternative method of accounting for crude oil and natural gas properties is the full cost method. Under the successful efforts method, costs to acquire mineral interests in crude oil and natural gas properties, to drill and equip exploratory wells that find proved reserves and to drill and equip development wells are capitalized. Capitalized costs of producing crude oil and natural gas properties are amortized to operations by the unit-of-production method based on proved developed crude oil and natural gas reserves as estimated by Company engineers. Application of the successful efforts method results in the expensing of certain costs including geological and geophysical costs, exploratory dry holes and delay rentals, during the periods the costs are incurred. Under the full cost method, these costs are capitalized as assets and charged to earnings in future periods as a component of DD&A expense.

Impairment of Oil and Gas Properties – The Company assesses proved crude oil and natural gas properties for possible impairment annually or whenever events or circumstances indicate that the recorded carrying value of the properties may not be recoverable. The Company recognizes an impairment loss when the estimated undiscounted future cash flows from a property are less than the current net book value. Estimated future cash flows are based on management’s expectations for the future and include estimates of crude oil and natural gas reserves and future commodity prices and development and operating costs. Downward revisions in estimates of reserve quantities or expectations of falling commodity prices or rising development or operating costs can result in a reduction in undiscounted future cash flows and could indicate a property impairment.

The Company also performs periodic assessments of individually significant unproved crude oil and natural gas properties for impairment. Management’s assessment of the results of exploration activities, estimated future commodity prices and development and operating costs, and availability of funds for future activities impact the amounts and timing of impairment provisions.

Asset Retirement Obligation – The Company’s asset retirement obligations (“ARO”) consist primarily of estimated costs of dismantlement, removal, site reclamation and similar activities associated with its oil and gas properties. Statement of Financial Accounting Standard (“SFAS”) No. 143, “Accounting for Asset Retirement Obligations,” requires that the discounted fair value of a liability for an ARO be recognized in the period in which it is incurred with the associated asset retirement cost capitalized as part of the carrying cost of the oil and gas asset. The recognition of an ARO requires that management make numerous estimates, assumptions and judgments regarding such factors as the existence of a legal obligation for an ARO; amounts and timing of settlements; the credit-adjusted risk-free rate to be used; inflation rates; and future advances in technology. In periods subsequent to initial measurement of the ARO, the Company must recognize period-to-period changes in the liability resulting from the passage of time and revisions to either the timing or the amount of the original estimate of undiscounted cash flows. Increases in the ARO liability due to passage of time impact net income as accretion expense. The related capitalized cost, including revisions thereto, is charged to expense through DD&A. At December 31, 2003 and 2004, the Company’s balance sheet included a liability for ARO of $27.6 million and $31.5 million, respectively.

Derivative Instruments and Hedging Activities – The Company uses various derivative financial instruments to hedge its exposure to price risk from changing commodity prices. The Company does not enter into derivative or other financial instruments for trading purposes. Management exercises significant judgment in determining types of instruments to be used, production volumes to be hedged, prices at which to hedge and the counterparties and their creditworthiness. The Company accounts for its derivative instruments under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” For derivative instruments that qualify as cash flow hedges, an asset or liability is recorded on the balance sheet at its fair value. Changes in fair value, to the extent the hedge is effective, are recognized in accumulated other comprehensive income (“AOCI”) until the forecasted transaction is recognized in earnings. Therefore, prior to settlement of the derivative instruments, changes in the fair market value can cause significant increases or decreases in AOCI. For derivative instruments that do not qualify as cash flow hedges, changes in fair value must be reported in the current period, rather than in the period in which the forecasted transaction occurs. This may result in significant increases or decreases in current period net income.

Deferred Tax Asset Valuation Allowance – The Company’s balance sheet includes deferred tax assets related to deductible temporary differences and operating loss carryforwards. Ultimately, realization of a deferred tax benefit depends on the existence of sufficient taxable income within the carryback/carryforward period to absorb future deductible temporary differences or a carryforward. In assessing the realizability of deferred tax assets, management must consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management considers all available evidence (both positive and negative) in determining whether a valuation allowance is required. Such evidence includes the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment, and judgment is required in considering the relative weight of negative and positive evidence. As a result of management’s current assessment, the Company maintains a valuation allowance against a portion of its deferred tax assets. The Company will continue to monitor facts and circumstances in its reassessment of the likelihood that operating loss carryforwards and other deferred tax attributes will be utilized prior to their expiration. As a result, the Company may determine that the deferred tax asset valuation allowance should be increased or decreased. Such changes would impact net income through offsetting changes in income tax expense.

Factors Affecting Financial Condition and Liquidity

Liquidity and Capital Resources

During 2004, the Company spent $253.9 million on the further development of properties and $29.3 million on acquisitions. Acquisition expenditures were primarily comprised of $20.2 million for developed property acquisitions and $9.1 million for unproven property acquisitions, primarily leasehold acreage. Development expenditures included $112.2 million in Wattenberg for the drilling or deepening of 47 J-Sand wells, the drilling of 67 Codell wells, and performing 334 Codell refracs, 35 Niobrara refracs, 32 Codell trifracs and 56 recompletions, $104.5 million on the further development of the Mid Continent (Le Norman, Le Norman Partners, Bravo, and certain Cordillera properties) for the drilling or deepening of 195 wells, and performing three refracs and 25 recompletions, $16.0 million in the San Juan Basin for the drilling or deepening of 12 wells and performing one refrac and nine recompletions, and $21.2 million on other properties (primarily in Illinois and Kansas), primarily for drilling or deepening 73 wells and performing 68 recompletions. These acquisitions and projects, and the continued success in production enhancement allowed production to increase 18% over the prior year. The decision to increase or decrease development activity is heavily dependent on the prices being received for production.

At December 31, 2004, the Company had $1.4 billion of assets. Total capitalization was $707.8 million, of which 58% was represented by stockholders’ equity and 42% by bank debt. During 2004, net cash provided by operations totaled $396.6 million, as compared to $271.8 million in 2003. At December 31, 2004, there were no significant commitments for capital expenditures. Based upon a $300.0 million capital budget for 2005, the Company expects production to continue to increase in the coming year. The level of these and other future expenditures is largely discretionary, and the amount of funds devoted to any particular activity may increase or decrease significantly, depending on available opportunities and market conditions. The Company plans to finance its ongoing development, acquisition and exploration expenditures and additional equity repurchases using cash flow from operations, proceeds from asset sales and bank borrowings. In addition, joint ventures or future public and private offerings of debt or equity securities may be utilized.

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

The Company believes that borrowings available under its Credit Agreement, projected operating cash flows and the cash on hand will be sufficient to cover its working capital, capital expenditures, planned development activities and debt service requirements until maturity of the Credit Agreement. In connection with consummating any significant acquisition, additional debt or equity financing will be required, which may or may not be available on terms that are acceptable to the Company.

The following summarizes the Company’s contractual obligations at December 31, 2004 and the effect such obligations are expected to have on its liquidity and cash flow in future periods (in thousands):

	Less than One Year	1 – 3 Years	3 – 5 Years	After 5 Years	Total
Long term debt	$—	$297,000	$—	$—	$297,000
Firm transportation agreement	582	1,164	1,164	8,194	11,104
Non-cancelable operating leases	1,448	3,105	1,258	—	5,811
Asset retirement obligation	—	4,045	1,546	25,870	31,461
Derivative obligations (a)	144,256	66,167	—	—	210,423

Total obligations	$146,286	$371,481	$3,968	$34,064	$555,799

(a)	Derivative obligations represent the estimated net unrealized pretax losses for the Company’s oil and gas and interest rate hedges based on futures prices as of December 31, 2004. The ultimate settlement amounts of these hedges are unknown because they are subject to continuing market risk. See Item 7A. Quantitative and Qualitative Disclosures About Market Risk and Note (3) to the accompanying consolidated financial statements for more information regarding the Company’s derivative obligations.

Banking

The following summarizes the Company’s borrowings and availability under its revolving credit facility (in thousands):

	December 31, 2004
	Borrowing Base	Outstanding	Available
Revolving Credit Facility	$500,000	$297,000	$203,000

In January 2003, the Company entered into an Amended Bank Credit Agreement (the “Credit Agreement”). The Credit Agreement is a revolving credit facility for up to $500.0 million. The amount available under the facility is adjusted semi-annually, each May 1 and November 1, and equaled $500.0 million at December 31, 2004. A total of $203.0 million was available under the Credit Agreement at December 31, 2004.

The Company may elect that all or a portion of the credit facility bear interest at a rate equal to: (i) the LIBOR rate for one, two, three or six months plus a margin which fluctuates from 1.25% to 1.90%, or (ii) the prime rate plus a margin which fluctuates from 0.00% to 0.65%. The margins are determined by a debt to EBITDA ratio, as defined. The weighted average interest rate under the facility was 2.9% during 2004 and 3.6% at December 31, 2004.

Effective November 1, 2003, the Company entered into an interest rate swap for a two-year period. The contract is for $100.0 million principal with a fixed interest rate of 1.83% on the two-year term payable by the Company and the variable interest rate, the three-month LIBOR, payable by the third party. The difference between the Company’s fixed rate of 1.83% and the three-month LIBOR rate, which is reset every 90 days, is received or paid every 90 days in arrears.

The Credit Agreement contains financial covenants, including but not limited to a maximum total debt to EBITDA ratio, as defined, and a minimum current ratio. It also contains negative covenants, including but not limited to restrictions on indebtedness; certain liens; guaranties, speculative derivatives and other similar obligations; asset dispositions; dividends, loans and advances; creation of subsidiaries; investments; leases; acquisitions; mergers; changes in fiscal year; transactions with affiliates; changes in business conducted; sale and leaseback and operating lease transactions; sale of receivables; prepayment of other indebtedness; amendments to principal documents; negative pledge causes; issuance of securities; and non-speculative commodity hedging. At December 31, 2003 and 2004, the Company was in compliance with the covenants. Borrowings under the Credit Agreement mature in January 2007, but may be prepaid at anytime. The Company had a restricted payment basket under the Credit Agreement of $125.5 million as of December 31, 2004, which may be used to repurchase equity securities, pay dividends or make other restricted payments.

Cash Flow

The Company’s principal sources of cash are operating cash flow and bank borrowings. The Company’s cash flow is highly dependent on oil and gas prices. Pricing volatility will be somewhat reduced as the Company has entered into hedging agreements covering part of its expected production for 2005 and 2006, respectively. The $253.9 million of development expenditures for 2004 were funded entirely with cash flow from operations. The $29.3 million of acquisition expenditures were largely funded by bank borrowings, somewhat offset by current year cash flow from operations. The Company has set a 2005 capital budget of $300.0 million, comprised primarily of $145.0 million of development expenditures in Wattenberg, $115.0 million in the Mid Continent region, $20.0 million in the San Juan Basin, and $20.0 million on the Central and Other properties. On December 31, 2004, the Company had $297.0 million outstanding under its bank facility. As such, exclusive of any other acquisitions or significant equity repurchases, management expects to reduce long-term debt and fund the development program with cash flow from operations.

Net cash provided by operating activities in 2002, 2003 and 2004 was $152.2 million, $271.8 million and $396.6 million, respectively. Cash flow from operations decreased in 2002 due to the decline in average oil and gas prices, partially offset by increased production. Cash flow from operations increased in 2003 due to the 44% increase in oil and gas equivalent production and the 29% increase in average oil and gas prices received. Lease operating expenses, production taxes, general and administrative expenses and interest expense all increased as a result of the acquisitions made in the fourth quarter of 2002 (Le Norman and Bravo), the first quarter of 2003 (Elysium and Le Norman Partners), and the fourth quarter of 2003 (Cordillera). Cash flows from operations increased in 2004 due to the 18% increase in oil and gas equivalent production and the 16% increase in average oil and gas prices received. Operating cash flows in 2002, 2003 and 2004 were benefited by $3.5 million, $10.6 million and $10.7 million, respectively, due to the tax deduction generated from the exercise and same day sale of stock options.

Net cash used in investing activities in 2002, 2003 and 2004 totaled $282.4 million, $470.9 million and $258.6 million, respectively. The increase in expenditures in 2003 was primarily due to incurring $307.3 million of acquisition costs primarily related to Elysium, Le Norman Partners, and Cordillera acquisitions, the $52.5 million increase in development expenditures on the Mid Continent properties, the $9.9 million increase in development expenditures in Wattenberg, and the $15.0 million increase in development expenditures on the Central and Other properties. The decrease in expenditures in 2004 was primarily due to a decrease in acquisition expenditures of $278.0 million, offset by the increase in development expenditures of $77.7 million. The increase in development expenditures was comprised of $20.1 million, $47.4 million, and $14.7 million in Wattenberg, Mid Continent, and San Juan, respectively, somewhat offset by a decrease of $4.4 million on the Central and Other properties.

Net cash provided by financing activities was $131.9 million and $197.7 million in 2002 and 2003, respectively, while net cash used in financing activities was $135.4 million in 2004. Sources of financing have been primarily bank borrowings. In 2002, the Company borrowed $123.0 million of bank debt. These borrowings were used in conjunction with operating cash flow and proceeds of $14.4 million from Stock Purchase Plan purchases and the exercise of Company stock options to fund the Le Norman and Bravo acquisitions and capital development expenditures of $97.4 million. During 2003, the combination of operating cash flow, bank borrowings of $216.0 million and $9.3 million in proceeds from the issuance of Common Stock, allowed the Company to fund net capital development and acquisition expenditures of $466.5 million, repurchase $17.2 million in Common Stock and pay Common Stock dividends of $8.8 million. During 2004, the combination of operating cash flow and $13.5 million in proceeds from the issuance of Common Stock allowed the Company to fund net capital development and acquisition expenditures of $254.2 million, repay $119.0 million of bank debt, repurchase $14.7 million in Common Stock and pay Common Stock dividends of $15.3 million.

Capital Requirements

During 2004, $254.2 million of capital, net of $29.0 million of property sales, was expended, including $253.9 million on development projects and $29.3 million on acquisitions. Development expenditures represented 64% of net cash provided by operating activities. The Company manages its capital budget with the goal of funding it with cash flow from operations. The Company anticipates spending approximately $300.0 million on the further development of its properties in 2005. Based on current futures prices for oil and natural gas, the Company expects its 2005 capital program to be funded with cash flow from operations. As such, exclusive of any other acquisitions or significant equity repurchases, management expects to reduce long-term debt in 2005. Development and exploration activities are highly discretionary, and, for the foreseeable future, management expects such activities to be maintained at levels equal to or below cash flow from operations.

Hedging

The Company periodically enters into interest rate derivative contracts to help manage its exposure to interest rate volatility. The contracts are placed with major financial institutions or with counterparties which management believes to be of high credit quality. The Company’s interest rate swap contracts are designated as cash flow hedges. During the fourth quarter of 2003, the Company entered into LIBOR swap contracts to fix the interest rate on $100.0 million of the Company’s LIBOR based floating rate bank debt for two years. At December 31, 2004, the net unrealized pretax gains on these contracts totaled $952,000 ($590,000 gain net of $362,000 of deferred taxes) based on LIBOR futures prices at December 31, 2004.

The Company regularly enters into hedging agreements to reduce the impact on its operations of fluctuations in oil and gas prices. All such contracts are entered into solely to hedge prices and limit volatility. The Company’s current policy is to hedge between 50% and 75% of its production, when futures prices justify, on a rolling 12 to 24 month basis. At December 31, 2004, hedges were in place covering 68.5 Bcf at prices averaging $4.54 per MMBtu and 8.6 million barrels of oil averaging $25.57 per barrel. The estimated fair value of the Company’s oil and gas hedge contracts that would be realized on termination approximated a net unrealized pretax loss of $211.4 million ($131.1 million loss net of $80.3 million of deferred taxes) at December 31, 2004. The combined net unrealized losses from the Company’s oil, gas, and interest rate hedges are presented on the balance sheet as a current asset of $7.3 million, a current liability of $151.5 million, and a non-current liability of $66.2 million based on contract expiration. Both the gas contracts and oil contracts settle monthly through December 2006. Gains or losses on both realized and unrealized hedging transactions are determined as the difference between the contract price and a reference price, generally NYMEX for oil and the Colorado Interstate Gas (“CIG”) index, ANR Pipeline Oklahoma (“ANR”) index, Panhandle Eastern Pipeline (“PEPL”) index and El Paso San Juan (“EPSJ”) index for natural gas. Transaction gains and losses are determined monthly and are included as increases or decreases in oil and gas revenues in the period the hedged production is sold. Any ineffective portion of such hedges is recognized in earnings as it occurs. A net realized pretax gain relating to these derivatives totaled $20.4 million in 2002, with net realized pretax losses of $50.4 million and $145.9 million in 2003 and 2004, respectively. Effective January 1, 2001, the unrealized gains (losses) on open hedging positions were recorded at an estimate of fair value which the Company based on a comparison of the contract price and a reference price, generally NYMEX, CIG, ANR, PEPL or EPSJ on the Company’s balance sheet in Accumulated other comprehensive income (loss), a component of Stockholders’ Equity.

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

	Average Prices
	Oil	Natural Gas	Equivalent Mcf
	(Per Bbl)	(Per Mcf)	(Per Mcfe)
Annual
2000	$29.16	$3.69	$3.96
2001	24.99	3.42	3.63
2002	25.71	2.23	2.81
2003	30.17	4.21	4.49
2004	40.28	5.42	5.86

Quarterly

2003
First	$33.33	$4.26	$4.69
Second	28.18	4.02	4.27
Third	29.40	4.27	4.49
Fourth	30.30	4.27	4.53

2004
First	$34.01	$4.98	$5.22
Second	37.15	5.16	5.51
Third	42.62	5.40	5.97
Fourth	46.88	6.09	6.67

Results of Operations

Comparison of 2004 to 2003. Revenues for 2004 totaled $561.0 million, a 38% increase from the prior year. Net income for 2004 totaled $151.0 million compared to $90.9 million in 2003. The increases in revenues and net income were due to higher oil and gas prices and production.

Average daily oil and gas production in 2004 totaled 18,049 barrels and 213.9 MMcf (322.2 MMcfe), an increase of 18% on an equivalent basis from 2003. The rise in production was due to the continued development activity in Wattenberg, and the full year benefits of the Le Norman Partners and Cordillera acquisitions made in 2003. During 2004, the Company drilled or deepened 114 wells, performed 369 refracs, 32 trifracs and 56 recompletions in Wattenberg, compared to 80 new wells or deepenings, 433 refracs, 51 trifracs and 14 recompletions in Wattenberg in 2003. During 2004, the Company drilled or deepened 195 wells, performed three refracs and 25 recompletions on its Mid Continent properties, compared to 190 new drills or deepenings, eight refracs and 12 recompletions for 2003. During 2004, the Company drilled 12 wells, performed one refrac and nine recompletions on its San Juan properties, compared to one new drill and three recompletions for 2003. During 2004, the Company drilled or deepened 73 wells and performed 68 recompletions on its Central and Other properties, compared to 79 new drills or deepenings and 91 recompletions for 2003. The Company anticipates spending approximately $300.0 million on the further development of its properties in 2005. The following table sets forth summary information with respect to oil and natural gas production for the years ended December 31, 2003 and 2004:

	Oil (Bbls per day)			Gas (Mcfs per day)			Total (Mcfe per day)
	2003	2004	Change	2003	2004	Change	2003	2004	Change
Wattenberg	7,797	8,653	856	144,423	143,942	(481)	191,201	195,861	4,660
Mid Continent	4,067	5,253	1,186	29,316	58,535	29,219	53,718	90,054	36,336
San Juan	15	55	40	2,474	9,547	7,073	2,564	9,874	7,310
Central and Other	3,841	4,088	247	3,431	1,882	(1,549)	26,477	26,410	(67)

Total	15,720	18,049	2,329	179,644	213,906	34,262	273,960	322,199	48,239

Average realized oil prices increased 4% from $25.80 per barrel in 2003 to $26.96 in 2004. Average realized gas prices increased 23% from $3.82 per Mcf in 2003 to $4.68 in 2004. Average oil prices include hedging losses of $25.1 million or $4.37 per barrel and $88.0 million or $13.32 per barrel in 2003 and 2004, respectively. Average gas prices included hedging losses of $25.3 million or $0.39 per Mcf in 2003 and hedging losses of $57.9 million or $0.74 per Mcf in 2004. The following table sets forth summary information with respect to oil and natural gas prices for the years ended December 31, 2003 and 2004.

	Oil $/Bbls			Gas $/Mcf			Total $/Mcfe
	2003	2004	Change	2003	2004	Change	2003	2004	Change
Wattenberg	$31.42	$41.28	$9.86	$4.02	$5.23	$1.21	$4.32	$5.67	$1.35
Mid Continent	28.28	39.05	10.77	5.12	5.82	0.70	4.94	6.06	1.12
San Juan	25.11	37.80	12.69	4.16	6.08	1.92	4.17	6.09	1.92
Central and Other	29.66	39.79	10.13	4.23	4.90	0.67	4.85	6.51	1.66

Subtotal	30.17	40.28	10.11	4.21	5.42	1.21	4.49	5.86	1.37
Hedging	(4.37)	(13.32)	(8.95)	(0.39)	(0.74)	(0.35)	(0.50)	(1.24)	(0.74)

Total	$25.80	$26.96	$1.16	$3.82	$4.68	$0.86	$3.99	$4.62	$0.63

Gain on sale of oil and gas properties in 2004 totaled $7.9 million, primarily related to the sale of Adams Baggett properties in West Texas for $15.2 million.

Lease operating expenses totaled $71.6 million or $0.61 per Mcfe for 2004 compared to $54.1 million or $0.54 per Mcfe in the prior year. The increase in operating expenses was primarily attributed to additional operating expenses incurred as a result of the 18% increase in production and a general rise in operating costs. Production taxes totaled $46.0 million or $0.39 per Mcfe in 2004 compared to $28.7 million or $0.29 per Mcfe in 2003. The $17.3 million increase was a result of higher oil and gas prices and production.

General and administrative expenses in 2004 totaled $26.4 million, an increase of $7.4 million or 39% from 2003. The increase was largely attributed to additional employees hired in conjunction with the prior year acquisitions.

Interest expense increased to $12.6 million in 2004, an increase of 42% from the prior year. Interest expense increased as a result of higher average debt balances in conjunction with the acquisitions made in late 2003, and slightly higher average interest rates. The Company’s average interest rate in 2004 was 2.9% compared to 2.7% in 2003.

Deferred compensation adjustment totaled $31.7 million in 2004, a decrease of $1.4 million from the prior year. The decrease was due to fewer average shares held in the deferred compensation plan, partially offset by a larger increase in value of the Company’s Common Stock and other investments held in the plan compared to 2003. The Company’s Common Stock price appreciated by 53% or $13.00 per share in 2004 versus an increase of 93% or $11.84 per share in 2003.

Depletion, depreciation and amortization expense for 2004 totaled $126.8 million, an increase of $28.7 million or 29% from 2003. Depletion expense totaled $122.5 million or $1.04 per Mcfe for 2004 compared to $94.1 million or $0.94 per Mcfe for 2003. The increase in depletion expense resulted from the 18% increase in oil and gas production in 2004 and a higher depletion rate. The depletion rate was increased in the fourth quarter of 2004 in conjunction with the completion of the year-end 2004 reserve report. Depreciation and amortization expense for 2004 totaled $2.8 million or $0.02 per Mcfe compared to $2.7 million or $0.03 per Mcfe in 2003. Accretion expense related to the adoption of SFAS No. 143 totaled $1.5 million in 2004 compared to $1.3 million in 2003.

Provision for income taxes for 2004 totaled $92.5 million, an increase of $35.2 million from the same period in 2003. The increase was due to higher earnings. The Company recorded a 38% tax provision for 2003 and 2004, respectively. The Company expects to record a 37% provision for income taxes in 2005.

The Company adopted Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations,” on January 1, 2003. The cumulative effect of change in accounting principle of $2.6 million (net of $1.6 million deferred taxes) in 2003 reflects accretion that would have been recorded if the Company had always been under the requirements of SFAS No. 143.

Comparison of 2003 to 2002. Revenues for 2003 totaled $406.7 million, an 83% increase from the prior year. Net income for 2003 totaled $90.9 million compared to $57.7 million in 2002. The increases in revenues and net income were due to higher oil and gas prices and production.

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

Average realized oil prices increased 5% from $24.52 per barrel in 2002 to $25.80 in 2003. Average realized gas prices increased 40% from $2.72 per Mcf in 2002 to $3.82 in 2003. Average oil prices include hedging losses of $3.9 million or $1.19 per barrel and $25.1 million or $4.37 per barrel in 2002 and 2003, respectively. Average gas prices included hedging gains of $24.3 million or $0.49 per Mcf in 2002 and hedging losses of $25.3 million or $0.39 per Mcf in 2003. The following table sets forth summary information with respect to oil and natural gas prices for the years ended December 31, 2002 and 2003:

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

Interest expense increased to $8.8 million in 2003, an increase of 284% from the prior year. Interest expense increased as a result of higher average debt balances in conjunction with the acquisitions made in late 2002 and early 2003, somewhat offset by lower average interest rates. The Company’s average interest rate in 2003 was 2.7% compared to 2.9% in 2002.

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

Provision for income taxes for 2003 totaled $57.3 million, an increase of $26.1 million from the same period in 2002. The increase was due to higher earnings and an increase in the effective tax rate. The Company recorded a 38% tax provision for 2003 compared to a 35% tax provision in 2002. The increase in the effective tax rate was due to the expiration of Section 29 tax credits on December 31, 2002.

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

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment.” SFAS No. 123R is a revision of SFAS No. 123, “Accounting for Stock Based Compensation,” and supersedes APB Opinion No. 25. Among other items, SFAS No. 123R eliminates the use of APB 25 and the intrinsic value method of accounting, and requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, based on the grant date fair value of those awards, in the financial statements. The effective date of SFAS No. 123R for the Company is the third quarter of 2005. SFAS No. 123R permits companies to adopt its requirements using either a “modified prospective” method, or a “modified retrospective” method. Under the “modified prospective” method, compensation cost is recognized in the financial statements beginning with the effective date, based on the requirements of SFAS No. 123R for all share-based payments granted after that date, and based on the requirements of SFAS No. 123 for all unvested awards granted prior to the effective date of SFAS No. 123R. Under the “modified retrospective” method, the requirements are the same as under the “modified prospective” method, but also permits entities to restate financial statements of previous periods, either for all prior periods presented or to the beginning of the fiscal year in which the statement is adopted, based on previous pro forma disclosures made in accordance with SFAS No. 123. The Company has not yet determined which of the methods it will use upon adoption.

The Company currently utilizes the Black-Scholes option pricing model to measure the fair value of stock options granted to employees. While SFAS No. 123R permits entities to continue to use such a model, it also permits the use of a “lattice” model. The Company expects to continue using the Black-Scholes option pricing model upon adoption of SFAS No. 123R to measure the fair value of stock options.

The adoption of this statement will have the effect of reducing net income and income per share as compared to what would be reported under the current requirements. These future amounts cannot be precisely estimated because they depend on, among other things, the number of options issued in the future, and accordingly, the Company has not determined the impact of adoption of this statement on its results of operations.

SFAS No. 123R also requires that the benefits associated with the tax deductions in excess of recognized compensation cost be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after the effective date. These future amounts cannot be estimated, because they depend on, among other things, when employees exercise stock options. However, the amount of operating cash flows recognized in prior periods for such excess tax deductions, as shown in the Company’s consolidated statements of cash flows for 2004, 2003, and 2002 were $10.7 million, $10.6 million, and $3.5 million, respectively.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Commodity Price Risk

The Company’s major market risk exposure is in the pricing applicable to its oil and gas production. Realized pricing is primarily driven by the prevailing domestic price for oil and spot prices applicable to the Rocky Mountain and Mid Continent regions for its natural gas production. Historically, prices received for oil and gas production have been volatile and unpredictable. Pricing volatility is expected to continue. Natural gas price realizations during 2004, exclusive of any hedges, ranged from a monthly low of $4.51 per Mcf to a monthly high of $7.09 per Mcf. Oil prices, exclusive of any hedges, ranged from a monthly low of $32.90 per barrel to a monthly high of $51.56 per barrel during 2004. A significant decline in prices of oil or natural gas could have a material adverse effect on the Company’s financial condition and results of operations.

In 2004, a 10% reduction in oil and gas prices, excluding oil and gas quantities that were fixed through hedging transactions, would have reduced revenues by $17.1 million. If oil and gas future prices at December 31, 2004 had declined by 10%, the net unrealized hedging losses at that date would have decreased by $74.3 million (from $211.4 million to $137.1 million).

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

The Company entered into various swap contracts for oil based on NYMEX prices, recognizing losses of $3.9 million, $25.1 million, and $88.0 million in 2002, 2003 and 2004, respectively, related to these contracts. The Company entered into various swap contracts for natural gas based on the Colorado Interstate Gas (“CIG”), ANR Pipeline Oklahoma (“ANR”), Panhandle Eastern Pipeline (“PEPL”), and the El Paso San Juan (“EPSJ”) indexes, recognizing a gain of $24.3 million in 2002, and losses of $25.3 million and $57.9 million in 2003 and 2004, respectively, related to these contracts.

At December 31, 2004, the Company was a party to swap contracts for oil based on NYMEX prices covering approximately 13,700 barrels of oil per day for 2005 at fixed prices ranging from $23.51 to $26.95 per barrel. These swaps are summarized in the table below. The overall weighted average hedged price for the swap contracts is $24.78 per barrel for 2005. The Company also entered into swap contracts for oil for 2006 as of December 31, 2004, which are summarized in the table below. The net unrealized losses on these contracts totaled $139.0 million based on NYMEX futures prices at December 31, 2004.

At December 31, 2004, the Company was a party to swap contracts for natural gas based on CIG, EPSJ, ANR and PEPL index prices covering approximately 132,400 MMBtu’s per day for 2005 at fixed prices ranging from $2.83 to $8.07 per MMBtu. The overall weighted average hedged price for the swap contracts is $4.44 per MMBtu for 2005. The Company also entered into natural gas swap contracts for 2006 as of December 31, 2004, which are summarized in the table below. The net unrealized losses on these contracts totaled $72.4 million based on futures prices at December 31, 2004.

At December 31, 2004, the Company was a party to the fixed price swaps summarized below:

	Oil Swaps (NYMEX)			Natural Gas Swaps (CIG Index)
Time Period	Daily Volume Bbl	$/Bbl	Unrealized Gain (Loss) ($/thousands)	Daily Volume MMBtu	$/MMBtu	Unrealized Gain (Loss) ($/thousands)
01/01/05 - 03/31/05	13,700	25.07	$(22,720)	90,000	4.85	$(5,242)
04/01/05 - 06/30/05	13,700	24.80	(22,636)	80,000	3.83	(10,612)
07/01/05 - 09/30/05	13,700	24.67	(22,195)	80,700	3.84	(12,393)
10/01/05 - 12/31/05	13,700	24.60	(21,527)	80,700	4.13	(12,428)

2006	9,900	26.66	(49,912)	35,000	4.67	(10,526)

	Natural Gas Swaps (ANR/PEPL Indexes)			Natural Gas Swaps (EPSJ Index)
Time Period	Daily Volume MMBtu	$/MMBtu	Unrealized Gain (Loss) ($/thousands)	Daily Volume MMBtu	$/MMBtu	Unrealized Gain (Loss) ($/thousands)
01/01/05 - 03/31/05	48,100	5.88	$865	9,050	4.71	$(613)
04/01/05 - 06/30/05	38,100	4.63	(3,379)	9,050	3.97	(1,098)
07/01/05 - 09/30/05	38,100	4.58	(4,015)	9,050	3.99	(1,298)
10/01/05 - 12/31/05	38,100	4.77	(4,571)	9,050	4.22	(1,345)

2006	16,700	5.02	(4,508)	3,650	4.61	(1,220)

The Company is required to provide margin deposits to its counterparties when the unrealized losses on its oil and gas hedges exceed the credit thresholds established by its counterparties. At December 31, 2003 and 2004, the Company had $9.9 million and $11.9 million, respectively, on deposit with its counterparties. These amounts are included in Inventory and other in the accompanying consolidated balance sheets.

Basis Differentials

The Company sells the majority of its gas production based on the Colorado Interstate Gas (“CIG”) index. The realized price of the Company’s gas and that of other Rocky Mountain producers has historically traded at a discount to NYMEX gas. This discount is referred to as a “basis differential” and averaged $1.25 per MMBtu discount from NYMEX in 2002, ranging from a discount of $0.30 per MMBtu in January 2002 to a discount of $2.49 per MMBtu in October 2002. The CIG basis differential for 2003 averaged $1.35 per MMBtu discount from NYMEX, ranging from a discount of $0.42 per MMBtu in December 2003 to a discount of $4.12 per MMBtu in March 2003. The CIG basis differential for 2004 averaged $0.97 per MMBtu discount from NYMEX, ranging from a discount of $0.58 per MMBtu in September 2004 to a discount of $1.78 per MMBtu in December 2004. Based on futures prices as of December 31, 2004, the CIG basis differential for 2005 averaged a $0.74 per MMBtu discount, ranging from a discount of $0.62 per MMBtu in January 2005 to a discount of $0.83 per MMBtu in April 2005. The decrease in the CIG basis differential is believed to be in part due to the pipeline expansions made in 2003 (primarily the Kern River expansion of 900 MMBtu per day in May 2003) resulting in an increase in gas pipeline capacity for transportation out of the Rocky Mountain region.

Interest Rate Risk

At December 31, 2004, the Company had $297.0 million outstanding under its credit facility with an average interest rate of 3.6%. The Company may elect that all or a portion of the credit facility bear interest at a rate equal to: (i) LIBOR for one, two, three or six months plus a margin which fluctuates from 1.25% to 1.90% or (ii) the prime rate plus a margin which fluctuates from 0.00% to 0.65%. The weighted average interest rate under the facility approximated 2.9% during 2004. Assuming no change in the amount outstanding at December 31, 2004, the annual impact on interest expense of a ten percent change in the average interest rate would be approximately $528,000, net of tax. As the interest rate is variable and is reflective of current market conditions, the carrying value approximates the fair value.

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

Disclosure Controls and Procedures

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

Internal Control over Financial Reporting

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

Management’s Annual Report on Internal Control over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended. The Company’s internal control system is designed to provide reasonable assurance to the Company’s management and board of directors regarding the preparation and fair presentation of published financial statements.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control Integrated Framework. Based on our assessment we believe that, as of December 31, 2004, the Company’s internal control over financial reporting is effective based on those criteria.

Deloitte & Touche LLP, the independent registered public accounting firm that audited the consolidated financial statements of the Company included in this Annual Report on Form 10-K, has issued a report on management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004. The report, which expresses an unqualified opinion on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, is included below in this Item under the heading “Report of Independent Registered Public Accounting Firm.”

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Patina Oil & Gas Corporation

Denver, Colorado

We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, that Patina Oil & Gas Corporation and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2004 of the Company and our report dated February 23, 2005 expressed an unqualified opinion on those financial statements and included an explanatory paragraph regarding the Company’s adoption of Statement of Financial Accounting Standards No. 143 in 2003.

/s/ DELOITTE & TOUCHE LLP

Denver, Colorado

February 23, 2005

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

The directors and officers are listed below with a description of their experience and certain other information. Each director was elected for a one-year term at the Company’s 2004 annual stockholders’ meeting of stockholders. Officers are appointed by the Board of Directors.

Directors and Executive Officers

The following table sets forth certain information about the officers and directors of the Company:

Name	Age	Position
Thomas J. Edelman	54	Chairman, Chief Executive Officer, President and Chairman of the Board
David J. Kornder	44	Executive Vice President, Chief Financial Officer and Director
Andrew M. Ashby	49	Senior Vice President – Operations
Ted D. Brown	49	Senior Vice President – Operations
Barton R. Brookman	42	Vice President
Marianne N. Hallinan	32	Vice President
James A. Lillo	50	Vice President
Scott R. Reasoner	44	Vice President
Terry L. Ruby	46	Vice President
Donald R. Shaw	46	Vice President
David W. Siple	45	Vice President
Michael N. Stefanoudakis	33	Vice President and General Counsel
Michael J. Wendling	50	Vice President
Charles E. Bayless	62	Director
Jeffrey L. Berenson	54	Director
Robert J. Clark	60	Director
Elizabeth K. Lanier	53	Director
Alexander P. Lynch	52	Director
Paul M. Rady	51	Director
Jon R. Whitney	60	Director

Thomas J. Edelman founded the Company and has served as Chairman of the Board, Chairman and Chief Executive Officer since its formation. Mr. Edelman was appointed President in December 2004. He co-founded SOCO and was its President from 1981 through early 1997. From 1980 to 1981, he was with The First Boston Corporation and from 1975 through 1980, with Lehman Brothers Kuhn Loeb Incorporated. Mr. Edelman received his Bachelor of Arts Degree from Princeton University and his Masters Degree in Finance from Harvard University’s Graduate School of Business Administration. Mr. Edelman serves as Chairman of Bear Cub Investments LLC.

David J. Kornder was appointed a director in February 2005 and has served as Executive Vice President and Chief Financial Officer since 1996. Prior to that time, he served as Vice President—Finance of Gerrity Oil & Gas Corporation (“Gerrity”) beginning in early 1993. From 1989 through 1992, Mr. Kornder was an Assistant Vice President of Gillett Group Management, Inc. Prior to that, Mr. Kornder was an accountant with the independent accounting firm of Deloitte & Touche LLP for five years. Mr. Kornder received his Bachelor of Arts Degree in Accounting from Montana State University. Mr. Kornder serves as a Director of the Colorado Oil & Gas Association.

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

Ted D. Brown has served as Senior Vice President since joining the Company in July 2004. From 1993 to 2004, Mr. Brown was a Director of the Piceance Basin Project and Engineering Manager for Barrett Resources Corporation until it was acquired by Williams Production Company in August 2001. From 1985 to 1993, Mr. Brown worked in various engineering and business development capacities at Union Pacific Resources Corporation. Prior to that, Mr. Brown was employed by Amoco Production Company as a petroleum engineer. Mr. Brown received his Bachelor of Science Degree in Mechanical Engineering from the University of Wyoming.

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

Marianne N. Hallinan has served as Vice President Human Resources and Associate General Counsel since joining the Company in May 2004. From 2002 to 2004, Ms. Hallinan was an associate with Hogan & Hartson L.L.P., from 2000 to 2001, Ms. Hallinan was an associate with Cooley Godward LLP, and from 1999 to 2000 she was an associate with Skadden, Arps, Slate, Meagher & Flom LLP. During her legal career, Ms. Hallinan has focused on employment litigation and counseling and benefits law. Ms. Hallinan received Bachelor of Arts Degrees in Psychology and Sociology from the University of Nebraska-Lincoln, a Masters in Social Psychology from the University of Michigan and a Juris Doctor from the University of Michigan. Ms. Hallinan is a member of the Colorado Bar.

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

Donald R. Shaw has served as a Vice President – Asset Development since December 2003. From 1996 to 2002, he has served the Company in various engineering capacities. From 2002 to 2003, he served the Company as Asset Development Manager. From 1988 to 1996, he served in various engineering capacities, including Asset Development Manager and DJ Basin Team Leader for SOCO. Prior to that, he worked for several independent consulting firms. Mr. Shaw received his Bachelor of Science Degree in Geological Engineering from the Colorado School of Mines.

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

Michael N. Stefanoudakis has served as Vice President and General Counsel since joining the Company in April 2004. From 2003 to 2004, Mr. Stefanoudakis was an associate with Hogan & Hartson L.L.P., focusing on corporate and securities matters, and was a member of the firm’s Corporate, Securities and Finance Group. From 2000 to 2003, Mr. Stefanoudakis was an associate with Brobeck, Phleger & Harrison LLP, and from 1996 to 2000 he was an associate with Davis, Graham & Stubbs LLP. Mr. Stefanoudakis received a Bachelor of Arts Degree in Economics from the University of San Diego and a Juris Doctor from Harvard University. Mr. Stefanoudakis is a member of the Colorado Bar.

Michael J. Wendling has served as a Vice President since March 2004. He served as Manager, Reservoir Engineering for the Company from 1997 to 2004. From 1993 to 1997, he was President of Wendling & Associates, an oil and gas prospect origination and consulting firm. From 1991 to 1993, Mr. Wendling managed Chuska Energy’s reserves. From 1978 to 1991, he worked for Ladd Petroleum Corporation, a subsidiary of General Electric, primarily as Manager, Reservoir Engineering. Mr. Wendling began his career in 1976 as a Production Engineer for Conoco. He received a Bachelor of Science Degree in Chemical Engineering from the South Dakota School of Mines & Technology.

Charles E. Bayless has served as a Director since March 2004. From 2000 to 2004, Mr. Bayless has worked on various start-up business ventures. From 1998 until late 1999, Mr. Bayless served as Chairman and Chief Executive Officer of Illinova Corporation, an electric utility merged into Dynegy, Inc. From 1989 to 1998, Mr. Bayless served as Chief Financial Officer, becoming President one year later for Tucson Electric Power Company. From 1981 until 1989, Mr. Bayless served as Senior Vice President and Chief Financial Officer of Public Service Company of New Hampshire. Mr. Bayless also currently serves as a Director of Dynegy. Mr. Bayless received a Bachelor of Arts Degree from West Virginia Institute of Technology, a Masters of Business Administration from the University of Michigan and a Juris Doctor and Masters in electrical engineering from West Virginia University.

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

Robert J. Clark has served as a Director since 1996. Mr. Clark has served as the President of Bear Cub Investments LLC, a private gas gathering and processing company, since 2001. In 1995, Mr. Clark formed a predecessor company, Bear Paw Energy LLC, which was sold in early 2001. From 1988 to 1995, he was President of SOCO Gas Systems, Inc. and Vice President—Gas Management for SOCO. Mr. Clark was Vice President Gas Gathering, Processing and Marketing of Ladd Petroleum Corporation, an affiliate of General Electric from 1985 to 1988. Prior to 1985, Mr. Clark held various management positions with NICOR, Inc. and its affiliate NICOR Exploration, Northern Illinois Gas and Reliance Pipeline Company. Mr. Clark received his Bachelor of Science Degree from Bradley University and his M.B.A. from Northern Illinois University.

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

Jon R. Whitney has served as a Director since March 2004. Mr. Whitney serves as the managing member of Peak Energy Ventures, LLC, a private company engaged in the mid-stream sector of the natural gas business in the Rocky Mountains. Prior to 2001, he served as President and Chief Executive Officer of Colorado Interstate Gas Company (“CIG”), the principal transporter of natural gas in the Rocky Mountain region, until it merged into El Paso Corporation. Mr. Whitney was with CIG for 34 years, the last twelve as its Chief Executive. Mr. Whitney received a Bachelor of Arts Degree in accounting from Colorado State University.

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

Board Committees

The Board has established four committees to assist it in the discharge of its responsibilities.

Audit Committee. The Audit Committee reviews the professional services provided by independent public accountants and the independence of such accountants from management. This Committee also reviews the scope of the audit coverage, the quarterly and annual financial statements and such other matters with respect to the accounting, auditing and financial reporting practices and procedures as it may find appropriate or as have been brought to its attention. The members of the Audit Committee are Charles Bayless, Elizabeth Lanier and Alexander Lynch.

Compensation Committee. The Compensation Committee reviews and approves officers’ salaries and administers the bonus, incentive compensation and stock option plans. The Committee advises and consults with management regarding benefits and significant compensation policies and practices. This Committee also considers nominations of candidates for officer positions. The members of the Compensation Committee are Jeffrey Berenson, Robert Clark and Alexander Lynch.

Governance and Nominating Committee. The Governance and Nominating Committee identifies, reviews and recommends candidates for Board membership, determines the composition of the Board and its committees, develops corporate governance guidelines and oversees compliance with them, and monitors Board and management effectiveness. The members of the Governance and Nominating Committee are Elizabeth Lanier, Paul Rady and Jon Whitney.

Executive Committee. The Executive Committee reviews and authorizes actions required in the management of the business and affairs of Patina, which would otherwise be determined by the Board, where it is not practicable to convene the full Board. The members of the Executive Committee are Thomas Edelman, Robert Clark and Alexander Lynch.

Code of Business Conduct and Ethics

The Company has adopted a Code of Business Conduct and Ethics that applies to our Directors and to all of our employees, including the Chief Executive Officer and the Chief Financial Officer. This Code of Business Conduct and Ethics is posted on our web site at www.patinaoil.com. A hard copy will also be delivered free of charge at the request of any stockholder. Any waivers of, or amendments to, our Code of Business Conduct and Ethics will be posted on our web site.

Corporate Governance Guidelines

The Board of Directors of the Company has adopted Corporate Governance Guidelines that govern the responsibilities and requirements applicable to our Directors. These Corporate Governance Guidelines are posted on our web site at www.patinaoil.com. A hard copy will also be delivered free of charge at the request of any stockholder.

ITEM 11.	EXECUTIVE COMPENSATION

Information with respect to executive compensation is incorporated herein by reference to the Company’s definitive Proxy Statement relating to the 2005 annual meeting of stockholders, or an amendment to this Form 10-K, which in either case, will be filed with the SEC no later than April 30, 2005.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information with respect to security ownership of certain beneficial owners and management is incorporated herein by reference to the Company’s definitive Proxy Statement relating to the 2005 annual meeting of stockholders, or an amendment to this Form 10-K, which in either case, will be filed with the SEC no later than April 30, 2005.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information with respect to principal accountant fees and services is incorporated herein by reference to the Company’s definitive Proxy Statement relating to the 2005 annual meeting of stockholders, or an amendment to this Form 10-K, which in either case, will be filed with the SEC no later than April 30, 2005.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENTS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)	1. and 2. Financial Statements and Financial Statement Schedules

The items listed in the accompanying index to financial statements are filed as part of this Annual Report on Form 10-K.

3. Exhibits.

The following documents are filed herewith or incorporated by reference as exhibits to this Annual Report on Form 10-K:

2.1	Amended and Restated Agreement and Plan of Merger dated as of January 16, 1996 as amended and restated as of March 20, 1996 (Incorporated herein by reference to Exhibit 2.1 to Amendment No. 1 to the Registration Statement on Form S-4 of the Company (Registration No. 333-572))

2.2	Agreement and Plan of Merger among Patina Oil & Gas Corporation, Patina Bravo Corporation, Bravo Natural Resources, Inc., and Certain of the Stockholders of Bravo Natural Resources, Inc. dated November 6, 2002 (Incorporated herein by reference to Exhibit 2.1 to the Company’s Form 8-K filed on December 9, 2002)

2.3	Purchase and Sale Agreement between Cordillera Energy Partners, LLC and Patina Oil & Gas Corporation dated August 25, 2003 (Incorporated herein by reference to Exhibit 2.1 to the Company’s Form 8-K filed on October 2, 2003)

2.4	Agreement and Plan of Merger, dated as of December 15, 2004 by and among Noble Energy, Inc., Noble Energy Production, Inc. and Patina Oil & Gas Corporation (Incorporated herein by reference to Exhibit 2.1 to Form 8-K filed December 21, 2004)

3.1	Certificate of Incorporation (Incorporated herein by reference to the Exhibit 3.1 to the Company’s Registration Statement on Form S-4 (Registration No. 333-572))

3.2	Amended and Restated Bylaws of Patina Oil & Gas Corporation. (Incorporated herein by reference to Exhibit 3(ii) of the Company’s Form 8-K filed on May 25, 2001)

3.3	Certificate of Ownership and Merger of Gerrity Oil & Gas Corporation with and into the Company, effective March 21, 1997 (Incorporated herein by reference to Exhibit 4.3 of the Company’s Form 10-Q for the quarter ended March 31, 1997)

4.1	Rights Agreement, dated as of May 25, 2001 between the Company and Mellon Investor Services LLC, a Rights Agent (Incorporated herein by reference to Exhibit 4.1 of the Company’s Form 8-A/A filed on June 12, 2001 (Registration No. 001-14344))

4.1.1	Amendment to Rights Agreement, dated as of December 15, 2004 between Patina Oil & Gas Corporation and Mellon Investor Services, LLC (Incorporated herein by reference to Exhibit 4.1 to Form 8-K filed on December 20, 2004)

4.2	Certificate of Designations of Series A Junior Participating Preferred Stock (included as Exhibit A to the Rights Agreement listed above as Exhibit 4.1)

4.3	Form of Warrant to Purchase Shares of Common Stock of Patina Oil & Gas Corporation dated March 8, 2004 (Incorporated herein by reference to Exhibit 4.1 to Amendment No. 1 to Form S-3 filed March 17, 2004 (Registration No. 333-110708))

10.1	Third Amended and Restated Credit Agreement dated January 28, 2003 by and among the Company, as Borrower, and Bank One, NA, as Administrative Agent, Wachovia Bank, National Association and Wells Fargo Bank, N.A., as Syndication Agents, Bank of America, N.A. and Credit Lyonnais New York Branch, as Documentation Agents, and certain commercial lending institutions (Incorporated herein by reference to Exhibit 10.1 of the Company’s Form 10-K filed on March 5, 2003)

10.1.1	First Amendment to the Third Amended and Restated Credit Agreement dated May 1, 2003 by and among the Company, as borrower, Bank One, NA, as Administrative Agent, and certain other financial institutions (Incorporated herein by reference to Exhibit 10.1.2 of the Company’s Form 10-Q filed on August 1, 2003)

10.1.2	Second Amendment to the Third Amended and Restated Credit Agreement dated October 1, 2003 by and among the Company, as Borrower, and Bank One, NA, as Administrative Agent, and certain other financial institutions (Incorporated herein by reference to Exhibit 10.1.3 to the Company’s Form 8-K filed on October 2, 2003)

10.2	Agreement and Plan of Reorganization by and among Patina Oil & Gas Corporation, Le Norman Energy Corporation, Patina Oklahoma Corp., and The Le Norman Shareholders dated October 23, 2002 (Incorporated herein by reference to Exhibit 10.1 of the Company’s Form 8-K filed on November 7, 2002)

10.3	Patina Oil & Gas Corporation Profit Sharing and Savings Plan and Trust, effective January 1, 1997 (Incorporated herein by reference to Exhibit 10.3 of the Company’s Form 10-K for the year ended, December 31, 1997)

10.4	Amended and Restated Patina Oil & Gas Corporation Deferred Compensation Plan for Select Employees as adopted May 1, 1996 and amended as of September 30, 1997 and further amended as of August 1, 2001 (Incorporated herein by reference to Exhibit 10.1 of the Company’s Form 10-Q for the quarter ended September 30, 2001)

10.4.1	Amendment to the Amended and Restated Patina Oil & Gas Corporation Deferred Compensation Plan For Select Employees (Incorporated herein by reference to Exhibit 10.3 to Form 8-K filed September 20, 2004)

10.5	Patina Oil & Gas Corporation 1998 Stock Purchase Plan (Incorporated herein by reference to Exhibit 10.3.3 of the Company’s Form 10-K for the year ended December 31, 1997)

10.5.1	Amendment No. 1 to the Patina Oil & Gas Corporation 1998 Stock Purchase Plan (Incorporated herein by reference to Exhibit 10.3 of the Company’s Form 10-Q for the quarter ended June 30, 1999)

10.6	Patina Oil & Gas Corporation 1996 Employee Stock Option Plan (Incorporated herein by reference to Exhibit 10.20 of the Company’s Registration Statement on Form S-4 (Registration No. 333-572))

10.6.1	Amendment No. 1 to the 1996 Employee Stock Option Plan of Patina Oil & Gas Corporation (Incorporated herein by reference to Exhibit 10.2 of the Company’s Form 10-Q for the quarter ended June 30, 1999)

10.6.2	Amendment to Patina Oil & Gas Corporation 1996 Employee Stock Option Plan (Incorporated herein by reference to Exhibit 10.1 to Form 8-K filed September 20, 2004)

10.7	Lease Agreement dated as of December 21, 2000 by and between Brookfield Denver, Inc., as landlord, and the Company, as tenant (Incorporated herein by reference to Exhibit 10.5.1 of the Company’s Form 10-K for the year ended December 31, 2000)

10.7.1	Amendment of Lease Agreement dated November 19, 2001 by and between Brookfield Denver, Inc., as landlord, and the Company, as tenant (Incorporated herein by reference to Exhibit 10.6.1 of the Company’s Form 10-K filed on March 5, 2003)

10.7.2	Second Amendment of Lease Agreement dated January 16, 2003 by and between Brookfield Denver, Inc., as landlord, and the Company, as tenant (Incorporated herein by reference to Exhibit 10.6.2 of the Company’s Form 10-K filed on March 5, 2003)

10.7.3	Third Amendment of Lease Agreement dated November 7, 2003 by and between Brookfield Denver, Inc., as landlord, and the Company, as tenant (Incorporated herein by reference to Exhibit 10.6.3 of the Company’s Form 10-K filed on March 9, 2004)

10.8	Sale and Purchase Agreement by and between Wynn-Crosby 1998, Ltd. And Wynn-Crosby 1999, Ltd. And Patina Oklahoma Corp. dated February 19, 2003 (Incorporated herein by reference to Exhibit 10.1 to Form 8-K filed March 18, 2003)

10.9	Patina Oil & Gas Corporation 2005 Deferred Compensation Plan for Select Employees (Incorporated herein by reference to Exhibit 10.1 to Form 8-K filed December 30, 2004)

10.10	Letter Agreement dated July 19, 2004 between the Company and Ted D. Brown (Incorporated herein by reference to Exhibit 10.1 to Form 10-Q filed October 28, 2004)

10.11	Patina Oil & Gas Corporation Profit Sharing & 401(k) – Scudder Trust Company Prototype Defined Contribution Plan, adopted June 18, 2004 (Incorporated herein by reference to Exhibit 10.1 to Form 10-Q filed July 29, 2004)

10.12	Patina Oil & Gas Corporation Profit Sharing & 401(k) – Scudder Trust Company Prototype Defined Contribution Plan Adoption Agreement, dated June 18, 2004 (Incorporated herein by reference to Exhibit 10.2 to Form 10-Q filed July 29, 2004)

10.13	Separation and Consulting Agreement dated December 22, 2004 between Patina Oil & Gas Corporation and Jay W. Decker (Incorporated herein by reference to Exhibit 10.1 to Form 8-K filed December 22, 2004)

10.14	Patina Oil & Gas Corporation Amended and Restated Change in Control Plan (Incorporated herein by reference to Exhibit 10.5 to Form 8-K filed September 20, 2004)

10.14.1	Amendment to the Amended and Restated Patina Oil & Gas Change in Control Plan (Incorporated herein by reference to Exhibit 10.1 to Form 8-K filed December 21, 2004)

10.15	Patina Oil & Gas Corporation 1996 Stock Plan for Non-Employee Directors (Incorporated herein by reference to Exhibit 10.21 of the Company’s Registration Statement on Form S-4 (Registration No. 333-572))

10.15.1	Amendment to Patina Oil & Gas Corporation 1996 Stock Plan for Non-Employee Directors (Incorporated herein by reference to Exhibit 10.2 to Form 8-K filed September 20, 2004)

10.16	Form of Patina Oil & Gas Corporation Director/Officer Indemnification Agreement (Incorporated herein by reference to Exhibit 10.4 to Form 8-K filed September 20, 2004)

10.17	Patina Oil & Gas Corporation Long Term Incentive Program for Chief Executive Officer (Incorporated herein by reference to Exhibit 10.1 to Form 8-K filed December 16, 2004)

10.18	Employment Agreement dated July 31, 1997 by and between the Company and Thomas J. Edelman (Incorporated herein by reference to Exhibit 10.7 of the Company’s Form 10-Q for the quarter ended September 30, 1997)

10.18.1	Amendment to Employment Agreement, dated as of December 15, 2004 between Patina Oil & Gas Corporation and Thomas J. Edelman (Incorporated herein by reference to Exhibit 10.2 to Form 8-K filed December 21, 2004)

21.1	Subsidiaries of Registrant *

23.1	Consent of independent auditors *

23.2	Consent of independent reservoir engineers *

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of the Chief Executive Officer, dated February 25, 2005, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of the Chief Financial Officer, dated February 25, 2005, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

* - Filed herewith

(b)	Reports on Form 8-K.

The Company filed a current report on Form 8-K on October 21, 2004 to furnish the information required under Item 12 related to the October 19, 2004 press release providing an operational update and announcing the Company’s third quarter conference call.

The Company filed a current report on Form 8-K on October 28, 2004 to furnish the information required under Item 12 related to the October 27, 2004 press release announcing the Company’s financial results for the three and nine months ended September 30, 2004.

The Company filed a current report on Form 8-K on December 16, 2004 to incorporate by reference a press release dated December 16, 2004 announcing the entry into a definitive agreement and plan of merger by and among Noble Energy, Inc., Noble Energy Production, Inc. and the Company.

The Company filed a current report on Form 8-K on December 16, 2004 to announce entry into a material definitive agreement and approval of the Long Term Incentive Program for Chief Executive Officer.

The Company filed a current report on Form 8-K on December 21, 2004 to furnish the information required under Item 1 related to the December 16, 2004 press release announcing the Company’s entry into a material definitive agreement and plan of merger by and among Noble Energy, Inc., Noble Energy Production, Inc. and the Company.

The Company filed a current report on Form 8-K on December 22, 2004 to furnish the information required under Item 5 related to the Company’s December 22, 2004 press release announcing the Company’s entry into a material definitive agreement and departure of directors or principal officers.

The Company filed a current report on Form 8-K on December 30, 2004 to announce entry into a material definitive agreement including adoption of the 2005 Deferred Compensation Plan for Select Employees of the Company.

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

PATINA OIL & GAS CORPORATION

Date: February 25, 2005	By:	/s/ Thomas J. Edelman
Thomas J. Edelman
Chairman, Chief Executive Officer and
President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Thomas J. Edelman Thomas J. Edelman	Chairman, Chief Executive Officer and President (Principal Executive Officer)	February 25, 2005

/s/ David J. Kornder David J. Kornder	Executive Vice President, Chief Financial Officer and Director (Principal Financial and Accounting Officer)	February 25, 2005

/s/ Charles E. Bayless Charles E. Bayless	Director	February 25, 2005

/s/ Jeffrey L. Berenson Jeffrey L. Berenson	Director	February 25, 2005

/s/ Robert J. Clark Robert J. Clark	Director	February 25, 2005

/s/ Elizabeth K. Lanier Elizabeth K. Lanier	Director	February 25, 2005

/s/ Alexander P. Lynch Alexander P. Lynch	Director	February 25, 2005

/s/ Paul M. Rady Paul M. Rady	Director	February 25, 2005

/s/ Jon R. Whitney Jon R. Whitney	Director	February 25, 2005

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

PV10%. The present value, discounted at 10%, of future net cash flows from estimated proved reserves, using constant prices and costs in effect on the date of the report (unless such prices or costs are subject to change pursuant to contractual provisions).

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

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
PATINA OIL & GAS CORPORATION

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets as of December 31, 2003 and 2004	F-3

Consolidated Statements of Operations for the years ended December 31, 2002, 2003 and 2004	F-4

Consolidated Statements of Changes in Stockholders’ Equity and Accumulated Other Comprehensive Income (Loss) for the years ended December 31, 2002, 2003 and 2004	F-5

Consolidated Statements of Cash Flows for the years ended December 31, 2002, 2003 and 2004	F-6

Notes to Consolidated Financial Statements	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders of

Patina Oil & Gas Corporation:

We have audited the accompanying consolidated balance sheets of Patina Oil & Gas Corporation (a Delaware corporation) and its subsidiaries (the “Company”) as of December 31, 2003 and 2004, and the related consolidated statements of operations, changes in stockholders’ equity and accumulated other comprehensive income (loss) and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Patina Oil & Gas Corporation and its subsidiaries as of December 31, 2003 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 3 to the consolidated financial statements, on January 1, 2003, the Company changed its method of accounting for asset retirement obligations to conform to Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations.”

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 23, 2005 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Denver, Colorado

February 23, 2005

PATINA OIL & GAS CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands except share data)

	December 31,
	2003	2004
ASSETS
Current assets
Cash and equivalents	$545	$3,024
Accounts receivable	59,973	83,444
Inventory and other	17,736	25,542
Income taxes receivable	—	7,137
Deferred income taxes	23,641	54,817
Unrealized hedging gains	137	7,256

	102,032	181,220

Unrealized hedging gains	1,867	—

Oil and gas properties, successful efforts method	1,628,750	1,893,069
Accumulated depletion, depreciation and amortization	(560,090)	(681,394)

	1,068,660	1,211,675

Field equipment and other	15,027	18,622
Accumulated depreciation	(6,506)	(8,681)

	8,521	9,941

Other assets, net	15,211	26,203

	$1,196,291	$1,429,039

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$61,329	$105,822
Accrued liabilities	18,866	28,135
Unrealized hedging losses	62,349	151,512

	142,544	285,469

Bank debt	416,000	297,000
Deferred income taxes	154,480	203,473
Other noncurrent liabilities	50,236	62,477
Unrealized hedging losses	27,631	66,167
Deferred compensation liability	74,888	103,634
Commitments and contingencies
Stockholders’ equity
Preferred Stock, $.01 par, 5,000,000 shares authorized, none issued or outstanding	—	—
Common Stock, $.01 par, 100,000,000 and 250,000,000 shares authorized, 71,504,986 and 72,781,701 shares issued	715	728
Less Common Stock Held in Treasury, at cost, 2,481,820 shares and 2,097,912 shares	(7,850)	(6,945)
Capital in excess of par value	187,171	207,017
Deferred compensation	(764)	(1,011)
Retained earnings	205,786	341,492
Accumulated other comprehensive loss	(54,546)	(130,462)

	330,512	410,819

	$1,196,291	$1,429,039

The accompanying notes are an integral part of these financial statements.

PATINA OIL & GAS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands except per share data)

	Year Ended December 31,
	2002	2003	2004
Revenues
Oil and gas sales, net of gathering and processing costs of $7,749, $11,598, and $17,795, respectively	$215,430	$398,724	$544,815
Gain on sale of properties	—	—	7,938
Other	6,977	7,993	8,248

	222,407	406,717	561,001
Expenses
Lease operating	27,986	54,082	71,596
Production taxes	11,751	28,726	46,034
Exploration	2,171	6,207	2,058
General and administrative	12,714	19,034	26,390
Interest	2,299	8,817	12,563
Loss on sale of oil and gas properties	—	7,223	—
Other	463	578	301
Deferred compensation adjustment	9,983	33,110	31,722
Depletion, depreciation and amortization	66,162	98,119	126,849

	133,529	255,896	317,513

Pretax income	88,878	150,821	243,488

Provision for income taxes
Current	8,799	21,492	29,608
Deferred	22,372	35,820	62,917

	31,171	57,312	92,525

Net income before change in accounting principle	$57,707	$93,509	$150,963
Cumulative effect of change in accounting principle	—	(2,613)	—

Net income	$57,707	$90,896	$150,963

Net income per share before cumulative effect of change in accounting principle
Basic	$0.88	$1.37	$2.15

Diluted	$0.84	$1.32	$2.05

Net loss per share from change in accounting principle
Basic	$—	$(0.04)	$—

Diluted	$—	$(0.04)	$—

Net income per share
Basic	$0.88	$1.33	$2.15

Diluted	$0.84	$1.28	$2.05

Weighted average shares outstanding
Basic	65,933	68,170	70,234

Diluted	68,970	71,062	73,473

The accompanying notes are an integral part of these financial statements.

PATINA OIL & GAS CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

AND ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Preferred Stock Amount	Common Stock		Treasury Stock	Capital in Excess of Par Value	Deferred Compensation	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
		Shares	Amount
Balance, December 31, 2001	$—	66,381	$663	$(5,866)	$145,903	$—	$71,513	$37,361	$249,574
Repurchase of common stock	—	(1)	—	—	(9)	—	—	—	(9)
Issuance of common stock	—	3,944	40	—	22,976	—	—	—	23,016
Deferred compensation stock issued, net	—	—	—	(951)	2,820	—	—	—	1,869
Tax benefit from stock options	—	—	—	—	3,496	—	—	—	3,496
Dividends	—	—	—	—	—	—	(5,513)	—	(5,513)
Comprehensive income:
Net income	—	—	—	—	—	—	57,707	—	57,707
Contract settlements reclassed to income	—	—	—	—	—	—	—	(11,953)	(11,953)
Change in unrealized hedging gains	—	—	—	—	—	—	—	(19,607)	(19,607)

Total comprehensive income	—	—	—	—	—	—	57,707	(31,560)	26,147

Balance, December 31, 2002	—	70,324	703	(6,817)	175,186	—	123,707	5,801	298,580
Repurchase of common stock	—	(1,181)	(12)	—	(17,218)	—	—	—	(17,230)
Issuance of common stock	—	2,362	24	—	10,229	(861)	—	—	9,392
Deferred compensation stock issued, net	—	—	—	(1,033)	4,398	—	—	—	3,365
Amortization of stock grant	—	—	—	—	—	97	—	—	97
Issuance of warrants	—	—	—	—	4,000	—	—	—	4,000
Tax benefit from stock options	—	—	—	—	10,576	—	—	—	10,576
Dividends	—	—	—	—	—	—	(8,817)	—	(8,817)
Comprehensive income:
Net income	—	—	—	—	—	—	90,896	—	90,896
Contract settlements reclassed to income	—	—	—	—	—	—	—	29,616	29,616
Change in unrealized hedging losses	—	—	—	—	—	—	—	(89,963)	(89,963)

Total comprehensive income	—	—	—	—	—	—	90,896	(60,347)	30,549

Balance, December 31, 2003	—	71,505	715	(7,850)	187,171	(764)	205,786	(54,546)	330,512
Repurchase of common stock	—	(668)	(7)	—	(14,727)	—	—	—	(14,734)
Issuance of common stock	—	1,945	20	—	14,372	(832)	—	—	13,560
Deferred compensation stock issued, net	—	—	—	905	9,457	—	—	—	10,362
Amortization of stock grants	—	—	—	—	—	585	—	—	585
Tax benefit from stock options	—	—	—	—	10,744	—	—	—	10,744
Dividends	—	—	—	—	—	—	(15,257)	—	(15,257)
Comprehensive income:
Net income	—	—	—	—	—	—	150,963	—	150,963
Contract settlements reclassed to income	—	—	—	—	—	—	—	90,251	90,251
Change in unrealized hedging losses	—	—	—	—	—	—	—	(166,167)	(166,167)

Total comprehensive income	—	—	—	—	—	—	150,963	(75,916)	75,047

Balance, December 31, 2004	$—	72,782	$728	$(6,945)	$207,017	$(1,011)	$341,492	$(130,462)	$410,819

The accompanying notes are an integral part of these financial statements.

PATINA OIL & GAS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2002	2003	2004
Operating activities
Net income	$57,707	$90,896	$150,963
Adjustments to reconcile net income to net cash provided by operating activities
Cumulative effect of change in accounting principle, net of tax	—	2,613	—
Exploration expense	2,171	6,207	278
Depletion, depreciation and amortization	66,162	98,119	126,849
Deferred income taxes	22,372	32,104	62,917
Tax benefit from exercise of stock options	3,496	10,576	10,744
Impairment of oil and gas hedges	(4,077)	—	—
Deferred compensation adjustment	9,983	33,110	31,722
Loss (gain) on deferred compensation asset	995	(1,751)	(3,480)
Loss (gain) on sale of oil and gas properties	—	7,223	(7,938)
Other	70	734	2,632
Changes in current and other assets and liabilities
Decrease (increase) in
Accounts receivable	(11,379)	(21,126)	(23,470)
Inventory and other	(615)	(10,421)	(7,613)
Increase (decrease) in
Accounts payable	8,656	14,298	44,373
Income taxes payable	—	—	(5,708)
Accrued liabilities	360	1,674	9,189
Other assets and liabilities	(3,744)	7,569	5,111

Net cash provided by operating activities	152,157	271,825	396,569

Investing activities
Development and exploration	(99,598)	(176,136)	(253,862)
Acquisitions, net of cash acquired	(182,509)	(307,326)	(29,322)
Disposition of oil and gas properties	2,303	16,943	29,003
Furniture, fixtures, and equipment	(2,588)	(4,362)	(4,460)

Net cash used in investing activities	(282,392)	(470,881)	(258,641)

Financing activities
Proceeds from borrowings on revolving credit facility	250,375	567,625	513,000
Repayments of borrowings on revolving credit facility	(127,375)	(351,625)	(632,000)
Loan origination fees	—	(1,574)	—
Issuance of common stock	14,427	9,302	13,542
Repurchase of common stock	(9)	(17,230)	(14,734)
Common stock dividends	(5,513)	(8,817)	(15,257)

Net cash provided by (used in) financing activities	131,905	197,681	(135,449)

Increase (decrease) in cash	1,670	(1,375)	2,479
Cash and equivalents, beginning of period	250	1,920	545

Cash and equivalents, end of period	$1,920	$545	$3,024

The accompanying notes are an integral part of these financial statements.

PATINA OIL & GAS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	ORGANIZATION AND NATURE OF BUSINESS

Patina Oil & Gas Corporation (the “Company” or “Patina”), a Delaware corporation, is a rapidly growing independent energy company engaged in the acquisition, development and exploitation of oil and natural gas properties within the continental United States. The Company’s properties and oil and gas reserves are principally located in long-lived fields with well-established production histories. The properties are primarily concentrated in the Wattenberg Field (“Wattenberg”) of Colorado’s Denver-Julesburg Basin (“D-J Basin”), the Mid Continent region of western Oklahoma and the Texas Panhandle, and the San Juan Basin in New Mexico. The Company was formed in 1996 to hold the assets of Snyder Oil Corporation (“SOCO”) in Wattenberg and to facilitate the acquisition of a competitor in the Field. In conjunction with the acquisition, SOCO received 43.8 million common shares of Patina. In 1997, a series of transactions eliminated SOCO’s ownership in the Company.

Over the past few years, the Company has made a series of acquisitions in an effort to expand and diversify its asset base. In November 2000, Patina acquired various property interests out of bankruptcy. The assets were acquired through Elysium Energy, L.L.C. (“Elysium”), a New York limited liability company, in which Patina held a 50% interest. In January 2003, the Company purchased the remaining 50% interest in Elysium for $23.1 million. Elysium’s properties are located in Illinois, central Kansas and Louisiana, and primarily produce oil. In November 2002, Patina acquired the stock of Le Norman Energy Corporation (“Le Norman”) for $62.0 million and the issuance of 513,200 shares of the Company’s Common Stock. The Le Norman properties are located primarily in the Anadarko and Ardmore-Marietta Basins of Oklahoma and primarily produce oil. The acquisition included a 30% reversionary interest in Le Norman Partners (“LNP”). In December 2002, Patina acquired Bravo Natural Resources, Inc. (“Bravo”) for $119.0 million. The Bravo properties are primarily located in Hemphill County, Texas and Custer and Caddo Counties of western Oklahoma, within the Anadarko Basin, and primarily produce gas. In March 2003, Patina acquired the remaining 70% interest in LNP for $39.7 million. The LNP properties are located in Stephens, Garvin, and Carter Counties of southern Oklahoma and primarily produce oil. In October 2003, the Company acquired the assets of Cordillera Energy Partners, LLC (“Cordillera”) for $243.0 million, comprised of $239.0 million and the issuance of five year warrants to purchase 1,000,000 shares of Common Stock for $22.50 per share. The Cordillera properties are primarily located in the Mid Continent, the San Juan Basin, and the Permian Basin, and primarily produce gas. See Note (4).

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

The Company’s operations currently consist of the acquisition, development, exploitation and production of oil and gas properties. Historically, Patina’s properties were primarily located in the Wattenberg Field of Colorado’s D-J Basin. Through Le Norman, LNP, Bravo, and certain Cordillera properties (collectively, “Mid Continent”) and Elysium (“Central and Other”), the Company currently has oil and gas properties in central Kansas, the Illinois Basin, Texas, Oklahoma and New Mexico. Based on fourth quarter 2004 production, Wattenberg accounted for approximately 58%, Mid Continent for 31%, San Juan for 3% and Central and Other for 8% of daily oil and gas production on an equivalent basis.

(2)	PENDING MERGER OF PATINA OIL & GAS CORPORATION WITH NOBLE ENERGY, INC.

On December 15, 2004, the boards of directors of Patina and Noble Energy approved Noble Energy’s merger with Patina. As a result of the merger, Patina will merge into a wholly-owned subsidiary of Noble Energy, and Patina shareholders will receive aggregate consideration comprised of approximately 60% Noble Energy common stock and 40% cash. Total consideration for the outstanding shares of Patina Common Stock is fixed at approximately $1.1 billion in cash and approximately 27.3 million shares of Noble Energy common stock (in each case subject to upward adjustment in the event that any shares of Patina Common Stock are issued prior to closing upon exercise of Patina stock options or warrants or otherwise, as provided in the merger agreement). Under the terms of the merger agreement, Patina shareholders will have the right to elect to receive either cash or Noble Energy common stock, or a combination thereof, in exchange for their shares of Patina Common Stock, subject to an allocation mechanism if either the cash election or the stock election is oversubscribed. While the per share consideration was initially set in the merger agreement at $37.00 in cash or .6252 shares of Noble Energy common stock, the per share consideration is subject to adjustment upwards or downwards. The value of the merger consideration to be received with respect to each share of Patina Common Stock will be equal to $14.80 plus approximately $0.375 per $1.00 of the volume-weighted average of the trading sale prices per share of Noble Energy common stock as reported on the New York Stock Exchange during a specified period prior to closing. Regardless of whether a Patina stockholder elects to receive cash, Noble Energy common stock or a combination of cash and Noble Energy common stock, or make no election, the merger agreement contains provisions designed to cause the value of the per share consideration a Patina stockholder receives to be substantially equivalent. The proposed merger is subject to the approval of the shareholders of Patina and Noble Energy and other customary conditions. The merger is expected to be completed in the second quarter of 2005.

(3)	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Producing Activities

The Company utilizes the successful efforts method of accounting for its oil and gas properties. Leasehold costs are capitalized when incurred. Unproved properties are assessed periodically within specific geographic areas and impairments are charged to expense. Exploratory expenses, including geological and geophysical expenses and delay rentals, are charged to expense as incurred. Exploratory drilling costs are capitalized, but charged to expense if the well is determined to be unsuccessful. Generally, if an exploratory well does not find proved reserves within one year following completion of drilling, the costs of drilling the well are charged to expense. Costs of drilling and completing development wells, unsuccessful developmental wells and productive leases are capitalized and amortized on a unit-of-production basis over the life of the associated oil and gas reserves. The Company revises its unit-of-production amortization rates whenever there is an indication of the need for revision and at least annually. Oil is converted to natural gas equivalents (Mcfe) at the rate of one barrel to six Mcf. Amortization of capitalized costs has been provided on a field-by-field basis.

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

Upon adoption of the statement, the Company recorded an asset retirement obligation of approximately $21.4 million to reflect the Company’s estimated obligations related to the future plugging and abandonment of the Company’s wells. In addition, the Company recorded an addition to oil and gas properties of approximately $17.2 million for the related asset retirement costs, and recorded a one-time, non-cash charge of approximately $2.6 million (net of $1.6 million of deferred taxes) for the cumulative effect of change in accounting principle. This statement would not have had a material impact on the year ended December 31, 2002 assuming adoption on a pro forma basis.

At December 31, 2004 an asset retirement obligation of $31.5 million is recorded in Other noncurrent liabilities. A reconciliation of the changes in the Company’s liability from December 31, 2003 to December 31, 2004 is as follows (amounts in thousands):

Asset retirement obligation as of December 31, 2003	$27,594
Liabilities incurred	990
Liabilities settled	(1,317)
Accretion expense	1,499
Changes in estimates	2,695

Asset retirement obligation as of December 31, 2004	$31,461

Field equipment and other

Depreciation of field equipment and other is provided using the straight-line method generally ranging from three to ten years.

Other Assets

At December 31, 2003, the balance represented $14.1 million in assets held in a deferred compensation plan and $937,000 in unamortized loan origination costs. At December 31, 2004, the balance primarily represented $25.0 million in assets held in a deferred compensation plan. See Note (8).

Revenue Recognition and Gas Imbalances

The Company records revenues from the sales of crude oil, natural gas, and natural gas liquids when the product is delivered to the purchaser at a fixed or determinable price, title has transferred and collectibility is reasonably assured. Gathering and processing costs are accounted for as a reduction to revenue.

The Company follows the sales method to account for gas imbalances. Imbalances occur when the Company sells more or less product than it is entitled to under its ownership percentage. If the Company’s excess sales of production volumes for a well exceed the estimated net remaining recoverable reserves of the well, a liability is recorded. Gas imbalances at December 31, 2003 and 2004 were insignificant.

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

The components of accumulated other comprehensive income (loss) and related tax effects for the twelve months ended December 31, 2004 were as follows (in thousands):

	Gross	Tax Effect	Net of Tax
Accumulated other comprehensive income – 12/31/03	$(87,977)	$33,431	$(54,546)
Change in fair value of hedges	(268,012)	101,845	(166,167)
Contract settlements during the year	145,566	(55,315)	90,251

Accumulated other comprehensive loss – 12/31/04	$(210,423)	$79,961	$(130,462)

Comprehensive income for the years ended December 31, 2002, 2003 and 2004 totaled $26.1 million, $30.5 million and $75.0 million, respectively.

Financial Instruments

The book value and estimated fair value of cash and equivalents was $545,000 and $3.0 million at December 31, 2003 and 2004, respectively. The book value and estimated fair value of the bank debt was $416.0 million and $297.0 million at December 31, 2003 and 2004, respectively. The book value of these assets and liabilities approximates fair value due to their short maturity or floating rate structure of these instruments.

Derivative Instruments and Hedging Activities

The Company periodically enters into interest rate derivative contracts to help manage its exposure to interest rate volatility. The contracts are placed with major financial institutions or with counterparties which management believes to be of high credit quality. The Company’s interest rate swap contracts are designated as cash flow hedges. During the fourth quarter of 2003, the Company entered into LIBOR swap contracts to fix the interest rate on $100.0 million of the Company’s LIBOR based floating rate bank debt for two years. At December 31, 2004, the net unrealized pretax gains on these contracts totaled $952,000 ($590,000 gain net of $362,000 of deferred taxes) based on LIBOR futures prices at December 31, 2004.

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

The Company entered into various swap contracts for oil based on NYMEX prices, recognizing losses of $3.9 million, $25.1 million, and $88.0 million in 2002, 2003 and 2004, respectively, related to these contracts. The Company entered into various swap contracts for natural gas based on the Colorado Interstate Gas (“CIG”), ANR

Pipeline Oklahoma (“ANR”), Panhandle Eastern Pipeline (“PEPL”), and the El Paso San Juan (“EPSJ”) indexes, recognizing a gain of $24.3 million in 2002, and losses of $25.3 million and $57.9 million in 2003 and 2004, respectively, related to these contracts.

At December 31, 2004, the Company was a party to swap contracts for oil based on NYMEX prices covering approximately 13,700 barrels of oil per day for 2005 at fixed prices ranging from $23.51 to $26.95 per barrel. These swaps are summarized in the table below. The overall weighted average hedged price for the swap contracts is $24.78 per barrel for 2005. The Company also entered into swap contracts for oil for 2006 as of December 31, 2004, which are summarized in the table below. The net unrealized losses on these contracts totaled $139.0 million based on NYMEX futures prices at December 31, 2004.

At December 31, 2004, the Company was a party to swap contracts for natural gas based on CIG, EPSJ, ANR and PEPL index prices covering approximately 132,400 MMBtu’s per day for 2005 at fixed prices ranging from $2.83 to $8.07 per MMBtu. The overall weighted average hedged price for the swap contracts is $4.44 per MMBtu for 2005. The Company also entered into natural gas swap contracts for 2006 as of December 31, 2004, which are summarized in the table below. The net unrealized losses on these contracts totaled $72.4 million based on futures prices at December 31, 2004.

At December 31, 2004, the Company was a party to the fixed price swaps summarized below:

	Oil Swaps (NYMEX)			Natural Gas Swaps (CIG Index)
Time Period	Daily Volume Bbl	$/Bbl	Unrealized Gain (Loss) ($/thousands)	Daily Volume MMBtu	$/MMBtu	Unrealized Gain (Loss) ($/thousands)
01/01/05 - 03/31/05	13,700	25.07	$(22,720)	90,000	4.85	$(5,242)
04/01/05 - 06/30/05	13,700	24.80	(22,636)	80,000	3.83	(10,612)
07/01/05 - 09/30/05	13,700	24.67	(22,195)	80,700	3.84	(12,393)
10/01/05 - 12/31/05	13,700	24.60	(21,527)	80,700	4.13	(12,428)

2006	9,900	26.66	(49,912)	35,000	4.67	(10,526)

	Natural Gas Swaps (ANR/PEPL Indexes)			Natural Gas Swaps (EPSJ Index)
Time Period	Daily Volume MMBtu	$/MMBtu	Unrealized Gain (Loss) ($/thousands)	Daily Volume MMBtu	$/MMBtu	Unrealized Gain (Loss) ($/thousands)
01/01/05 - 03/31/05	48,100	5.88	$865	9,050	4.71	$(613)
04/01/05 - 06/30/05	38,100	4.63	(3,379)	9,050	3.97	(1,098)
07/01/05 - 09/30/05	38,100	4.58	(4,015)	9,050	3.99	(1,298)
10/01/05 - 12/31/05	38,100	4.77	(4,571)	9,050	4.22	(1,345)

2006	16,700	5.02	(4,508)	3,650	4.61	(1,220)

The Company is required to provide margin deposits to its counterparties when the unrealized losses on its oil and gas hedges exceed the credit thresholds established by its counterparties. At December 31, 2003 and 2004, the Company had $9.9 million and $11.9 million, respectively, on deposit with its counterparties. These amounts are included in Inventory and other in the accompanying consolidated balance sheets.

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

During 2004, net hedging losses of $145.6 million ($90.3 million after tax) were reclassified from Accumulated other comprehensive income to earnings and the changes in the fair value of outstanding derivative net liabilities increased by $268.0 million ($166.2 million after tax). As the underlying prices in the Company’s hedge contracts were consistent with the indices used to sell its oil and gas and determine the interest rate on the Company’s bank debt, no ineffectiveness was recognized related to its hedge contracts in 2004.

As of December 31, 2004, the Company had net unrealized hedging losses of $210.4 million ($130.5 million after tax), comprised of $7.3 million of current assets, $151.5 million of current liabilities and $66.2 million of non-current liabilities. Based on estimated future prices as of December 31, 2004, the Company expects to reclassify as a decrease to earnings during the next twelve months $144.3 million ($89.4 million after tax) of net unrealized hedging losses from Accumulated other comprehensive loss.

Stock Options, Awards and Deferred Compensation Arrangements

The Company accounts for its stock-based compensation plans under the principles prescribed by the Accounting Principles Board’s Opinion No. 25 (“APB No. 25”), “Accounting for Stock Issued to Employees.” Stock options awarded under the Employee Plan and the non-employee Directors Plan do not result in recognition of compensation expense. See Note (8). The Company accounts for assets held in a deferred compensation plan in accordance with EITF 97-14. See Note (8).

The Company applies APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations in accounting for the plans. As all stock options have been issued at the market price on the date of grant, no compensation cost has been recognized for these stock option plans. Had compensation cost for the Company’s stock option plans been determined consistent with SFAS No. 123, “Accounting for Stock-Based Compensation,” the Company’s net income (in thousands) and earnings per share would have been reduced to the pro forma amounts indicated below for the years ended December 31, 2002, 2003, and 2004, respectively:

		2002	2003	2004
Net income	As Reported	$57,707	$90,896	$150,963
	Pro forma	54,742	86,726	145,457
Basic net income per common share	As Reported	$0.88	$1.33	$2.15
	Pro forma	0.83	1.27	2.07
Diluted net income per common share	As Reported	$0.84	$1.28	$2.05
	Pro forma	0.79	1.22	1.98

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2002, 2003 and 2004: dividend yield of 1%, 1% and 1%; expected volatility of 46%, 45% and 29%; risk-free interest rate of 4.2%, 2.7% and 3.1%; and expected life of 3.8 years, 3.7 years and 3.8 years, respectively.

Per Share Data

In June 2002, the Company declared a 5-for-4 stock split which was affected in the form of a 25% stock dividend to common stockholders. In June 2003, the Company declared another 5-for-4 stock split which was effected in the form of a 25% stock dividend to common stockholders. In February 2004, the Company declared a 2-for-1 stock split in which shareholders received an additional share of Common Stock for every share held. All share and per share amounts for all periods have been restated to reflect the 5-for-4 stock dividends and 2-for-1 stock split.

The Company uses weighted average shares outstanding in calculating earnings per share. When dilutive, stock options and Common Stock issuable upon the exercise of warrants are included as share equivalents using the treasury stock method and included in the calculation of diluted earnings per share. See Note (7).

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

Supplemental Cash Flow Information

Over the past three years, the Company incurred the following significant non-cash costs (in thousands):

	Year Ended December 31,
	2002	2003	2004
Stock Purchase Plan	$1,662	$—	$—
Restricted Stock Grant	—	861	832
401(k) profit sharing contribution in Common Stock	801	—	—
Issuance of Common Stock/warrants related to acquisitions	5,779	4,000	—

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

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment.” SFAS No. 123R is a revision of SFAS No. 123, “Accounting for Stock Based Compensation,” and supersedes APB Opinion No. 25. Among other items, SFAS No. 123R eliminates the use of APB 25 and the intrinsic value method of accounting, and requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, based on the grant date fair value of those awards, in the financial statements. The effective date of SFAS No. 123R for the Company is the third quarter of 2005. SFAS No. 123R permits companies to adopt its requirements using either a “modified prospective” method, or a “modified retrospective” method. Under the “modified prospective” method, compensation cost is recognized in the financial statements beginning with the effective date, based on the requirements of SFAS No. 123R for all share-based payments granted after that date, and based on the requirements of SFAS No. 123 for all unvested awards granted prior to the effective date of SFAS No. 123R. Under the “modified retrospective” method, the requirements are the same as under the “modified prospective” method, but also permits entities to restate financial statements of previous periods, either for all prior periods presented or to the beginning of the fiscal year in which the statement is adopted, based on previous pro forma disclosures made in accordance with SFAS No. 123. The Company has not yet determined which of the methods it will use upon adoption.

The Company currently utilizes the Black-Scholes option pricing model to measure the fair value of stock options granted to employees. While SFAS No. 123R permits entities to continue to use such a model, it also permits the use of a “lattice” model. The Company expects to continue using the Black-Scholes option pricing model upon adoption of SFAS No. 123R to measure the fair value of stock options.

The adoption of this statement will have the effect of reducing net income and income per share as compared to what would be reported under the current requirements. These future amounts cannot be precisely estimated because they depend on, among other things, the number of options issued in the future, and accordingly, the Company has not determined the impact of adoption of this statement on its results of operations.

SFAS No. 123R also requires that the benefits associated with the tax deductions in excess of recognized compensation cost be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after the effective date. These future amounts cannot be estimated, because they depend on, among other things, when employees exercise stock options. However, the amount of operating cash flows recognized in prior periods for such excess tax deductions, as shown in the Company’s consolidated statements of cash flows for 2004, 2003, and 2002 were $10.7 million, $10.6 million, and $3.5 million, respectively.

(4)	ACQUISITIONS

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

The Cordillera acquisition was recorded using the purchase method of accounting and the results of operations from the acquisition are included with the results of the Company from the acquisition date. The table below summarizes the preliminary allocation of the purchase price of the transaction based upon the acquisition date fair values of the assets acquired and the liabilities assumed (in thousands):

Cordillera
Purchase Price:
Cash paid	$238,969
Warrants issued	4,000

Total	$242,969

Allocation of Purchase Price:
Working capital	$(676)
Oil and gas properties	285,183
Other non-current assets	410
Deferred income taxes	(39,800)
Other non-current liabilities	(2,148)

Total	$242,969

The following table reflects the unaudited pro forma results of operations for the twelve months ended December 31, 2003 as though the Cordillera acquisition had occurred on January 1, 2003 (in thousands, except per share amounts):

Year ended December 31, 2003	Historical	Pro Forma	Pro Forma Consolidated
Revenues	$406,717	$33,848	$440,565
Net income	90,896	5,736	96,632
Net income per common share – basic	1.33		1.42
Net income per common share – diluted	1.28		1.36

The pro forma amounts above are presented for information purposes only and are not necessarily indicative of the results which would have occurred had the Cordillera acquisition been consummated on January 1, 2003, nor are the pro forma amounts necessarily indicative of the future results of operations of the Company.

(5)	OIL AND GAS PROPERTIES

The cost of oil and gas properties at December 31, 2003 and 2004 included approximately $2.5 million and $9.1 million, respectively, in net unevaluated leasehold costs to which proved reserves have not been assigned. These amounts have been excluded from amortization during the respective period. The Company had no significant wells in progress at December 31, 2002, 2003, and 2004. The following table sets forth costs incurred related to oil and gas properties:

	2002	2003	2004
	(In thousands, except per Mcfe amounts)
Development	$97,428	$169,929	$253,862
Acquisition - proven	182,008	305,833	20,176
Acquisition - unproven	500	1,493	9,146
Exploration and other	2,171	6,207	2,058

	$282,107	$483,462	$285,242

Asset retirement costs	$—	$3,761	$3,685

Disposition of properties	$(2,303)	$(16,943)	$(29,003)

Depletion rate (per Mcfe)	$0.93	$0.94	$1.04

The disposition of properties in 2003 primarily relates to the sale of Elysium properties in Louisiana for $8.4 million, $4.8 million for sales of certain Wattenberg properties, and $3.2 million for the sale of the Company’s Utah properties. The disposition of properties in 2004 primarily relates to the sale of the Company’s Adams Baggett, Texas properties for $15.2 million, the sale of certain Permian Basin properties for $6.0 million, the sale of certain properties in Denton County, Texas for $2.0 million, and the sale of the Company’s interest in Moffat County, Colorado for $1.0 million.

In conjunction with the Le Norman and Bravo acquisitions in 2002, and the Cordillera acquisition in 2003, the Company recorded additions to oil and gas properties of $4.5 million, $40.7 million, and $39.8 million, respectively, as a result of the deferred tax liability for the difference between the tax basis of the properties acquired and the book basis attributed to the properties under the purchase method of accounting. See Note (4). In conjunction with the acquisition of the remaining 70% interest in LNP in March 2003, $4.6 million representing the value assigned for the 30% reversionary interest in LNP which the Company acquired in conjunction with the Le Norman acquisition was recorded in oil and gas properties. During 2003, the Company exchanged its interest in the Wyoming grassroots project for certain oil and gas properties in Wattenberg. No gain or loss was recognized on the exchange.

During 2003, the Company recorded an addition to oil and gas properties of approximately $17.2 million for the asset retirement costs related to the adoption of SFAS No. 143. During 2003 and 2004, additions to oil and gas properties of approximately $3.8 million and $3.7 million were recorded for the estimated asset retirement costs related to new wells drilled or acquired and to changes in the estimated timing or costs of retirement, respectively.

(6)	INDEBTEDNESS

The following indebtedness was outstanding on the respective dates:

	December 31,
	2003	2004
	(In thousands)
Bank debt	$416,000	$297,000
Less current portion	—	—

Bank debt, net	$416,000	$297,000

In January 2003, the Company entered into an Amended Bank Credit Agreement (the “Credit Agreement”). The Credit Agreement is a revolving credit facility for up to $500.0 million. The amount available under the facility is adjusted semi-annually, each May 1 and November 1, and equaled $500.0 million at December 31, 2004. A total of $203.0 million was available under the Credit Agreement at December 31, 2004.

The Company may elect that all or a portion of the credit facility bear interest at a rate equal to: (i) the LIBOR rate for one, two, three or six months plus a margin which fluctuates from 1.25% to 1.90%, or (ii) the prime rate plus a margin which fluctuates from 0.00% to 0.65%. The margins are determined by a debt to EBITDA ratio, as defined. The weighted average interest rate under the facility was 2.9% during 2004 and 3.6% at December 31, 2004.

The Credit Agreement contains financial covenants, including but not limited to a maximum total debt to EBITDA ratio, as defined, and a minimum current ratio. It also contains negative covenants, including but not limited to restrictions on indebtedness; certain liens; guaranties, speculative derivatives and other similar obligations; asset dispositions; dividends, loans and advances; creation of subsidiaries; investments; leases; acquisitions; mergers; changes in fiscal year; transactions with affiliates; changes in business conducted; sale and leaseback and operating lease transactions; sale of receivables; prepayment of other indebtedness; amendments to principal documents; negative pledge causes; issuance of securities; and non-speculative commodity hedging. At December 31, 2003 and 2004, the Company was in compliance with the covenants. Borrowings under the Credit Agreement mature in January 2007, but may be prepaid at anytime. The Company had a restricted payment basket under the Credit Agreement of $125.5 million as of December 31, 2004, which may be used to repurchase equity securities, pay dividends or make other restricted payments.

Effective November 1, 2003, the Company entered into an interest rate swap for a two-year period. The contract is for $100.0 million principal with a fixed interest rate of 1.83% on the two-year term payable by the Company and the variable interest rate, the three-month LIBOR, payable by the third party. The difference between the Company’s fixed rate of 1.83% and the three-month LIBOR rate, which is reset every 90 days, is received or paid every 90 days in arrears.

Scheduled maturities of indebtedness for the next five years are zero in 2005, 2006, and $297.0 million in the first quarter of 2007 and zero in 2008 and 2009. Management intends to extend the maturity of its credit facility on a regular basis; however, there can be no assurance it will be able to do so. Cash payments for interest totaled $1.9 million, $6.6 million and $11.5 million during 2002, 2003 and 2004, respectively.

(7)	STOCKHOLDERS’ EQUITY

A total of 250.0 million common shares, $0.01 par value, are authorized of which 72.8 million were issued at December 31, 2004. The Common Stock is listed on the New York Stock Exchange. In June 2002, a 5-for-4 stock split was affected in the form of a 25% stock dividend to common stockholders. In June 2003, another 5-for-4 stock split was affected in the form of a 25% stock dividend to common stockholders. In February 2004, the Company declared a 2-for-1 stock split in which shareholders received an additional share of Common Stock for every share held. All share and per share amounts for all periods have been restated to reflect the 5-for-4 stock dividends and 2-for-1 stock split. The Company has a stockholders’ rights plan designed to ensure that stockholders receive full value for their shares in the event of certain takeover attempts. The following is a schedule of the changes in the Company’s shares of Common Stock since January 1, 2002:

	2002	2003	2004
Beginning shares	66,381,100	70,324,400	71,505,000
Exercise of stock options	2,524,900	2,214,600	1,925,500
Issued under Stock Purchase Plan	557,500	—	—
Issued in lieu of salaries and bonuses	246,100	142,200	—
Issued for directors fees	5,800	5,400	700
Issued for Le Norman acquisition	513,200	—	—
Issued to deferred compensation plan	36,000	—	—
Vesting of stock grant	—	—	18,300
Contributed to 401(k) plan	60,500	—	—

Total shares issued	3,944,000	2,362,200	1,944,500
Repurchases	(700)	(1,181,600)	(667,800)

Ending shares	70,324,400	71,505,000	72,781,700
Treasury shares held in deferred comp (Note 8)	(2,590,700)	(2,481,800)	(2,097,900)

Adjusted shares outstanding	67,733,700	69,023,200	70,683,800

Adjusted for the stock dividends and splits, following is a schedule of quarterly cash dividends paid on the Common Stock since the dividend was initiated in December 1997:

	Quarter
	First	Second	Third	Fourth	Total
1997	$—	$—	$—	$0.0032	$0.0032
1998	0.0032	0.0032	0.0032	0.0032	0.0128
1999	0.0032	0.0032	0.0032	0.0064	0.0160
2000	0.0064	0.0064	0.0064	0.0128	0.0320
2001	0.0128	0.0128	0.0128	0.0160	0.0544
2002	0.0160	0.0200	0.0200	0.0240	0.0800
2003	0.0240	0.0300	0.0300	0.0400	0.1240
2004	0.0500	0.0500	0.0500	0.0600	0.2100

During 2002, 2003 and 2004, the Company repurchased and retired shares of its Common Stock for $9,000, $17.2 million and $14.7 million, respectively. The Company has been authorized by its Board of Directors to repurchase up to $25.0 million of Common Stock. The repurchase program has no set expiration or termination date.

In conjunction with the Cordillera acquisition made in October 2003, the Company issued 1,000,000 five year warrants to purchase Common Stock for $22.50 per share (“Warrants”). At December 31, 2004, all of the Warrants were outstanding. The Warrants expire on October 1, 2008.

A total of 5,000,000 preferred shares, $0.01 par value, are authorized with no shares issued or outstanding at December 31, 2003 and 2004.

In September 2003, the Compensation Committee of the Board of Directors awarded restricted stock grants totaling 47,500 shares of Common Stock to the officers and directors of the Company in lieu of the suspended Stock Purchase Plan. See Note (8). The shares vested 30% in May 2004 and are scheduled to vest 30% in May 2005 and 40% in May 2006. In June 2004, the Compensation Committee awarded a stock grant totaling 14,000 shares of restricted Common Stock to the non-employee directors of the Company as a component of their annual retainer. The shares vest 30% in June 2005, 30% in June 2006 and 40% in June 2007. On July 19, 2004, the Board of Directors issued 16,000 shares of restricted Common Stock to a Senior Vice President of Operations in connection with the commencement of his employment with the Company. A portion of such shares (4,000) were immediately vested upon the date of grant and 6,000 of such shares shall vest on each of the first and second anniversaries of the date of grant. The non-vested shares from such grants have been recorded as Deferred compensation in the equity section of the accompanying consolidated balance sheets. Upon completion of the merger with Noble Energy, these grants will become fully vested. See Note (2).

The Company follows SFAS No. 128, “Earnings per Share.” The following table specifies the calculation of basic and diluted earnings per share (in thousands except per share amounts):

	Year Ended December 31,
	2002			2003			2004
	Net Income	Common Shares	Per Share	Net Income	Common Shares	Per Share	Net Income	Common Shares	Per Share
Net income	$57,707	65,933		$90,896	68,170		$150,963	70,234

Basic net income attributable to Common Stock	57,707	65,933	$0.88	90,896	68,170	$1.33	150,963	70,234	$2.15

Effect of dilutive securities:
Stock options	—	3,037		—	2,892		—	2,984
Unvested stock grant	—	—		—	—		—	57
$22.50 Common Stock warrants	—	—		—	—		—	198

Diluted net income attributable to Common Stock	$57,707	68,970	$0.84	$90,896	71,062	$1.28	$150,963	73,473	$2.05

At December 31, 2004, all stock options and warrants were included in the computation of diluted earnings per share because they were all dilutive. At December 31, 2003, all stock options were included in the computation of diluted earnings per share because they were all dilutive. However, the 1,000,000 five year Warrants to purchase Common Stock at $22.50 per share were excluded from the 2003 computation of diluted earnings per share because they were anti-dilutive.

(8)	EMPLOYEE BENEFIT PLANS

401(k) Plan

The Company maintains a profit sharing and 401(k) savings plan (the “401(k) Plan”). Eligible employees may make voluntary contributions to the 401(k) Plan. In addition, the Company may, at its discretion, make matching or profit sharing contributions to the 401(k) Plan. The Company made profit sharing contributions of $801,000, $1.4 million and $1.8 million for 2002, 2003 and 2004, respectively. The contributions in 2002 were made in Common Stock while the 2003 and 2004 contributions were made in cash. A total of 60,500 shares of Common Stock were contributed in 2002.

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

Deferred Compensation Plan

The Company maintains a shareholder approved deferred compensation plan (“Deferred Compensation Plan”). This plan is available to officers and certain managers of the Company. The plan allows participants to defer all or a portion of their salary and annual bonuses (either in cash or Common Stock). The Company can make discretionary matching contributions of the participant’s salary deferral and those assets are invested in instruments as directed by the participant. The Deferred Compensation Plan does not have dollar limits on tax-deferred contributions. The assets of the Deferred Compensation Plan are held in a rabbi trust (“Trust”) and, therefore, may be available to satisfy the claims of the Company’s creditors in the event of bankruptcy or insolvency. Participants have the ability to direct the Plan Administrator to invest their salary and bonus deferrals into pre-approved mutual funds held by the Trust. In addition, participants have the right to request that the Plan Administrator re-allocate the portfolio of investments (i.e., cash, mutual funds, Common Stock) in the participants’ individual account within the Trust, however, the Plan Administrator is not required to honor such requests. Matching contributions are made in cash or Common Stock and vest ratably over a three-year period. Participants may elect to receive distributions in either cash or the Common Stock. At December 31, 2004, the balance of the assets in the Trust totaled $103.6 million, including 2,097,912 shares of Common Stock valued at $78.7 million. The Company accounts for the Deferred Compensation Plan in accordance with Emerging Issues Task Force (“EITF”) Abstract 97-14, “Accounting for Deferred Compensation Arrangements Where Amounts Earned are Held in a Rabbi Trust and Invested”.

Assets of the Trust, other than Common Stock of the Company, are invested in 11 mutual funds that cover an investment spectrum ranging from equities to money market instruments. These mutual funds are publicly quoted and reported at market value. The Company accounts for these investments in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” The Trust also holds Common Stock of the Company. The Company’s Common Stock held by the Trust has been classified as treasury stock in the stockholders’ equity section of the accompanying consolidated balance sheets as required by accounting principals generally accepted in the United States. The market value of the assets held by the Trust, exclusive of the market value of the shares of the Company’s Common Stock that are reflected as treasury stock, at December 31, 2003 and 2004, was $14.1 million and $25.0 million, respectively, and is classified as Other Assets in the accompanying consolidated balance sheets. The amounts payable to the plan participants at December 31, 2003 and 2004, including the market value of the shares of the Company’s Common Stock that are reflected as treasury stock, was $74.9 million and $103.6 million, respectively, and is classified as Deferred Compensation Liability in the accompanying consolidated balance sheets. Approximately 2,000,000 shares or 95% of the Common Stock held in the Plan were attributable to the Chief Executive Officer at December 31, 2004.

In accordance with EITF 97-14, all market fluctuations in value of the Trust assets have been reflected in the accompanying consolidated statements of operations. Increases or decreases in the value of the plan assets, exclusive of the shares of Common Stock of the Company, have been included as Other revenues in the accompanying consolidated statements of operations. Increases or decreases in the market value of the deferred compensation liability, including the shares of Common Stock of the Company held by the Trust, while recorded as treasury stock, are included as Deferred compensation adjustments in the accompanying consolidated statements of operations. Based on the changes in the total market value of the Trust’s assets, the Company recorded deferred compensation adjustments of $10.0 million, $33.1 million, and $31.7 million in 2002, 2003 and 2004, respectively.

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

Year	Options Granted	Range of Exercise Prices	Weighted Average Exercise Price
2002	2,305,000	$8.25 – $12.66	$8.41
2003	2,122,000	$13.59 – $17.13	$13.62
2004	1,762,000	$25.84 – $30.93	$26.06

The Company also maintains a shareholder approved stock grant and option plan for non-employee Directors (the “Directors’ Plan”). The Directors’ Plan provides for each non-employee Director to receive shares of Common Stock in partial payment of their annual retainers. A total of 5,800 shares were issued in 2002, 5,400 in 2003, and 700 in 2004. Effective May 2004, the Board of Directors suspended the automatic restricted stock grant provisions of the Directors’ Plan. In June 2004, the Compensation Committee awarded a stock grant outside of the Directors’ Plan totaling 14,000 shares of restricted Common Stock to the non-employee directors as a component of their annual retainer. The shares vest 30% in June 2005, 30% in June 2006 and 40% in June 2007. The Directors’ Plan also provides for stock options to be granted to each non-employee Director upon appointment and upon annual re-election, thereafter. The options vest in annual installments over a three-year period (30%, 60%, 100%) and expire five years from the date of grant. The following is a summary of stock options granted under the Directors’ Plan:

Year	Options Granted	Range of Exercise Prices	Weighted Average Exercise Price
2002	78,100	$11.30 - $12.80	$11.60
2003	78,100	$15.39	$15.39
2004	67,500	$26.23 - $26.81	$26.68

A summary of the status of the Company’s stock option plans as of December 31, 2002, 2003 and 2004 and changes during the years are presented below:

	2002		2003		2004
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	6,879,000	$3.83	6,565,000	$5.72	6,458,000	$9.19
Granted	2,383,000	8.51	2,200,000	13.68	1,830,000	26.09
Exercised	(2,525,000)	3.06	(2,214,000)	3.32	(1,926,000)	7.10
Forfeited	(172,000)	7.72	(93,000)	10.18	(119,000)	16.32

Outstanding at end of year	6,565,000	$5.72	6,458,000	$9.19	6,243,000	$14.66

Options exercisable at year-end	2,421,000		2,031,000		2,133,000

Weighted-average fair value of options granted during the year		$3.18		$4.83		$6.56

The following table summarizes information about stock options outstanding at December 31, 2004:

	Options Outstanding			Options Exercisable
Exercise Price	Number Outstanding at December 31, 2004	Weighted- Avg. Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable at December 31, 2004	Weighted- Average Exercise Price
$ 2.94 to $ 8.10	968,000	0.7 years	$5.53	968,000	$5.53
$ 8.25 to $12.80	1,646,000	2.1 years	8.62	787,000	8.77
$13.59 to $15.39	1,818,000	3.2 years	13.67	373,000	13.70
$17.13 to $30.93	1,811,000	4.2 years	26.01	5,000	17.13

$ 2.94 to $30.93	6,243,000	2.8 years	$14.66	2,133,000	$8.18

Upon completion of the merger with Noble Energy, all outstanding unvested stock options will become fully vested. See Note (2).

The Company applies APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations in accounting for the plans. As all stock options have been issued at the market price on the date of grant, no compensation cost has been recognized for these stock option plans. Had compensation cost for the Company’s stock option plans been determined consistent with SFAS No. 123, “Accounting for Stock-Based Compensation,” the Company’s net income (in thousands) and earnings per share would have been reduced to the pro forma amounts indicated below for the years ended December 31, 2002, 2003, and 2004, respectively:

		2002	2003	2004
Net income	As Reported	$57,707	$90,896	$150,963
	Pro forma	54,742	86,726	145,457
Basic net income per common share	As Reported	$0.88	$1.33	$2.15
	Pro forma	0.83	1.27	2.07
Diluted net income per common share	As Reported	$0.84	$1.28	$2.05
	Pro forma	0.79	1.22	1.98

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2002, 2003 and 2004: dividend yield of 1%, 1% and 1%; expected volatility of 46%, 45% and 29%; risk-free interest rate of 4.2%, 2.7% and 3.1%; and expected life of 3.8 years, 3.7 years and 3.8 years, respectively.

(9)	INCOME TAXES

A reconciliation of the federal statutory rate to the Company’s effective rate as it applies to the tax provision for the years ended December 31, 2002, 2003 and 2004 follows:

	2002	2003	2004
Federal statutory rate	35%	35%	35%
State income tax rate, net of federal benefit	3%	3%	3%
Section 29 tax credits and other	(3%)	—	—

Effective income tax rate	35%	38%	38%

Current income tax expense in 2004 totaled $24.6 million for federal purposes and $5.0 million for state purposes. The Company expects to utilize approximately $17.4 million of net operating loss carryforwards in 2004 to reduce current taxes.

For book purposes the components of the net deferred tax asset and liability at December 31, 2003 and 2004 were:

	2003	2004
	(In thousands)
Deferred tax assets
NOL and depletion carryforwards	$18,524	$13,080
Deferred compensation deductions	26,923	32,687
Alternative minimum tax credit carryforwards	9,147	—
Deferred deductions and other	2,934	6,582
Taxes relating to unrealized hedging losses	33,431	82,718
Valuation allowance	(3,225)	(3,225)

	87,734	131,842

Deferred tax liabilities
Taxes relating to unrealized hedging gains	—	(2,757)
Depreciable and depletable property	(218,573)	(277,741)

	(218,573)	(280,498)

Net deferred tax liability	$(130,839)	$(148,656)

For tax purposes, the Company had net operating loss carryforwards of approximately $23.5 million at December 31, 2004. Utilization of these losses will be limited each year as a result of various acquisitions. These carryforwards expire from 2009 through 2023. In December 2002, the Company established a $3.6 million valuation allowance against the loss carryforwards that could expire unutilized. During 2003, the valuation allowance was reduced to $3.2 million based on loss carryforwards that were able to be utilized. No change in the valuation allowance was recorded during 2004. At December 31, 2004, the Company had depletion deduction carryforwards of approximately $13.0 million that are available indefinitely. The Company paid $4.8 million, $14.0 million and $24.6 million in federal and state taxes during 2002, 2003 and 2004, respectively.

During October 2004, H.R. 4520, the “American Jobs Creation Act of 2004,” was enacted. The Act provides for certain additional tax deductions from qualified taxable income beginning in 2005, subject to certain limitations. Although the Company expects that the Act may result in a reduction in the Company’s effective tax rate, the Company has not yet determined the full impact of this law.

(10)	MAJOR CUSTOMERS

During 2002 and 2003, major customer A accounted for 37% and 23%, and major customer B accounted for 9% and 15% of revenues, respectively. During 2004, major customer A accounted for 18%, major customer B accounted for 13%, and major customer C accounted for 10% of revenues. Accounts receivable amounts from these customers at December 31, 2003 and 2004 totaled $25.4 million and $33.7 million, respectively. Management believes that the loss of any individual purchaser would not have a long-term material adverse impact on the financial position or results of operations of the Company.

(11)	COMMITMENTS AND CONTINGENCIES

The Company leases office space and certain equipment under non-cancelable operating leases. In 2003, the Company entered into a firm transportation agreement for 4,773 MMBtu’s per day on a pipeline from central Wyoming to the Oklahoma panhandle. The term of the agreement is through February 2024, with a fixed fee of $0.334 per MMBtu. Under the agreement, the Company buys and sells third party gas at various delivery points on the pipeline. During 2003 and 2004, $63,000 and $94,000 were recorded as a component of other revenues in the accompanying consolidated statements of operations reflecting proceeds of $9.6 million and $19.1 million from gas sold, net of costs of $9.6 million and $19.0 million, in 2003 and 2004, respectively. Future minimum lease payments under such leases and agreements approximate $2.1 million per year from 2005 through 2007, $1.7 million in 2008 and approximately $600,000 per year from 2009 to 2023.

The ruling by the Colorado Supreme Court in Rogers v. Westerman Farm Co. in July 2001 resulted in uncertainty regarding the deductibility of certain post-production costs from payments to be made to royalty interest owners. In January 2003, the Company was named as a defendant in a lawsuit, which plaintiff seeks to certify as a class action, based upon the Westerman ruling alleging that the Company had improperly deducted certain costs in connection with its calculation of royalty payments relating to the Company’s Colorado operations (Jack Holman, et al v. Patina Oil & Gas Corporation; Case No. 03-CV-09; District Court, Weld County, Colorado). In May 2004, the plaintiff filed an amended complaint narrowing the class of potential plaintiffs, and thereafter filed a motion seeking to certify the narrowed class as described in the amended complaint. The Company has filed an answer to the plaintiff’s amended complaint. The Company intends to oppose class certification and to vigorously defend this action. The potential liability, if any, from this claim cannot currently be reasonably estimated, and no provision has been accrued for this matter in the Company’s financial statements.

The Company is a party to various other lawsuits incidental to its business, none of which are anticipated to have a material adverse impact on its financial position or results of operations.

(12)	UNAUDITED SUPPLEMENTAL OIL AND GAS RESERVE INFORMATION

Netherland, Sewell & Associates, Inc., independent petroleum consultants, audited the Company’s total proved reserves at December 31, 2002, 2003 and 2004. All reserve estimates are based on economic and operating conditions at that time. Future net cash flows as of each year-end were computed by applying then current prices to estimated future production less estimated future expenditures (based on current costs) to be incurred in producing and developing the reserves. All reserves are located onshore in the United States.

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

Quantities of Proved Reserves

	Oil	Natural Gas
	(MBbl)	(MMcf)
Balance, December 31, 2001	32,104	526,540
Revisions	12,172	119,952
Extensions, discoveries and additions	1,231	14,756
Production	(3,272)	(49,777)
Purchases	15,136	146,253
Sales	(43)	(202)

Balance, December 31, 2002	57,328	757,522
Revisions	731	37,087
Extensions, discoveries and additions	7,486	90,487
Production	(5,737)	(65,570)
Purchases	23,194	234,825
Sales	(1,055)	(30,017)

Balance, December 31, 2003	81,947	1,024,334
Revisions	267	(31,999)
Extensions, discoveries and additions	12,324	178,401
Production	(6,606)	(78,290)
Purchases	1,169	14,882
Sales	(816)	(18,033)

Balance, December 31, 2004	88,285	1,089,295

Proved Developed Reserves

	Oil	Natural Gas
	(MBbl)	(MMcf)
December 31, 2001	28,220	430,487

December 31, 2002	41,833	522,227

December 31, 2003	58,128	696,249

December 31, 2004	65,455	767,603

Standardized Measure

	December 31,
	2002	2003	2004
	(In thousands)
Future cash inflows	$4,525,670	$8,227,574	$9,772,879
Future costs
Production	(1,083,832)	(2,107,655)	(2,470,938)
Development (a)	(622,752)	(864,347)	(1,125,821)

Future net cash flows	2,819,086	5,255,572	6,176,120
Undiscounted income taxes	(929,183)	(1,790,715)	(2,021,454)

After tax net cash flows	1,889,903	3,464,857	4,154,666
10% discount factor	(879,553)	(1,683,838)	(2,055,365)

Standardized measure	$1,010,350	$1,781,019	$2,099,301

PV10% Value (non-GAAP measure)	$1,484,936	$2,704,461	$3,129,572

Reconciliation of PV10% to Standardized Measure

	December 31,
	2002	2003	2004
	(In thousands)
Future cash inflows	$4,525,670	$8,227,574	$9,772,879
Future costs
Production	(1,083,832)	(2,107,655)	(2,470,938)
Development (a)	(622,752)	(864,347)	(1,125,821)

Future net cash flows	2,819,086	5,255,572	6,176,120
10% discounted factor	(1,334,150)	(2,551,111)	(3,046,548)

PV10% Value (non-GAAP measure)	1,484,936	2,704,461	3,129,572
Undiscounted income taxes	(929,183)	(1,790,715)	(2,021,454)
10% discount factor	454,597	867,273	991,183

Discounted income taxes	(474,586)	(923,442)	(1,030,271)

Standardized measure (GAAP measure)	$1,010,350	$1,781,019	$2,099,301

Management believes that the presentation of the non-GAAP financial measure of PV10% provides useful information to investors because it is widely used by professional analysts and sophisticated investors in evaluating oil and gas companies. Because many factors that are unique to each individual company impact the amount of future income taxes to be paid, the use of a pre-tax measure provides greater comparability when evaluating companies. Management also uses this pre-tax measure in evaluating acquisition candidates. PV10% is not a measure of financial or operating performance under GAAP. PV10% should not be considered as an alternative to standardized measure as defined under GAAP.

(a)	Future development costs of $1.1 billion at December 31, 2004 include an estimate of $683.2 million for development of properties classified as proved undeveloped reserves including $182.2 million in 2005, $151.7 million in 2006, and $122.2 million in 2007. Actual results may differ from these estimates. Capital expenditures incurred to develop proved undeveloped reserves were approximately $19.1 million, $50.4 million, and $73.7 million in 2002, 2003, and 2004, respectively.

Changes in Standardized Measure

	December 31,
	2002	2003	2004
	(In thousands)
Standardized measure, beginning of year	$390,939	$1,010,350	$1,781,019
Revisions:
Prices and costs	543,034	589,847	361,574
Quantities	50,681	15,324	(208,741)
Development costs	73	(24,300)	(54,475)
Accretion of discount	52,718	148,494	270,446
Income taxes	(338,342)	(429,330)	(126,355)
Production rates and other	(6,603)	(17,429)	(63,713)

Net revisions	301,561	282,606	178,736
Extensions, discoveries and additions	26,102	193,641	435,117
Production	(175,693)	(315,916)	(427,185)
Future development costs incurred	97,428	96,602	124,500
Purchases (a)	370,448	545,765	37,326
Sales (b)	(435)	(32,029)	(30,212)

Standardized measure, end of year	$1,010,350	$1,781,019	$2,099,301

(a)	“Purchases” includes the present value at the end of the period acquired plus cash flow received on such properties during the period, rather than their estimated present value at the time of the acquisition.

(b)	“Sales” represents the present value at the beginning of the period of properties sold, less the cash flow received on such properties during the period.

PATINA OIL & GAS CORPORATION

INDEX TO EXHIBITS

2.1	Amended and Restated Agreement and Plan of Merger dated as of January 16, 1996 as amended and restated as of March 20, 1996 (Incorporated herein by reference to Exhibit 2.1 to Amendment No. 1 to the Registration Statement on Form S-4 of the Company (Registration No. 333-572))

2.2	Agreement and Plan of Merger among Patina Oil & Gas Corporation, Patina Bravo Corporation, Bravo Natural Resources, Inc., and Certain of the Stockholders of Bravo Natural Resources, Inc. dated November 6, 2002 (Incorporated herein by reference to Exhibit 2.1 to the Company’s Form 8-K filed on December 9, 2002)

2.3	Purchase and Sale Agreement between Cordillera Energy Partners, LLC and Patina Oil & Gas Corporation dated August 25, 2003 (Incorporated herein by reference to Exhibit 2.1 to the Company’s Form 8-K filed on October 2, 2003)

2.4	Agreement and Plan of Merger, dated as of December 15, 2004 by and among Noble Energy, Inc., Noble Energy Production, Inc. and Patina Oil & Gas Corporation (Incorporated herein by reference to Exhibit 2.1 to Form 8-K filed December 21, 2004)

3.1	Certificate of Incorporation (Incorporated herein by reference to the Exhibit 3.1 to the Company’s Registration Statement on Form S-4 (Registration No. 333-572))

3.2	Amended and Restated Bylaws of Patina Oil & Gas Corporation. (Incorporated herein by reference to Exhibit 3(ii) of the Company’s Form 8-K filed on May 25, 2001)

3.3	Certificate of Ownership and Merger of Gerrity Oil & Gas Corporation with and into the Company, effective March 21, 1997 (Incorporated herein by reference to Exhibit 4.3 of the Company’s Form 10-Q for the quarter ended March 31, 1997)

4.1	Rights Agreement, dated as of May 25, 2001 between the Company and Mellon Investor Services LLC, a Rights Agent (Incorporated herein by reference to Exhibit 4.1 of the Company’s Form 8-A/A filed on June 12, 2001 (Registration No. 001-14344))

4.1.1	Amendment to Rights Agreement, dated as of December 15, 2004 between Patina Oil & Gas Corporation and Mellon Investor Services, LLC (Incorporated herein by reference to Exhibit 4.1 to Form 8-K filed on December 20, 2004)

4.2	Certificate of Designations of Series A Junior Participating Preferred Stock (included as Exhibit A to the Rights Agreement listed above as Exhibit 4.1)

4.3	Form of Warrant to Purchase Shares of Common Stock of Patina Oil & Gas Corporation dated March 8, 2004 (Incorporated herein by reference to Exhibit 4.1 to Amendment No. 1 to Form S-3 filed March 17, 2004 (Registration No. 333-110708))

10.1	Third Amended and Restated Credit Agreement dated January 28, 2003 by and among the Company, as Borrower, and Bank One, NA, as Administrative Agent, Wachovia Bank, National Association and Wells Fargo Bank, N.A., as Syndication Agents, Bank of America, N.A. and Credit Lyonnais New York Branch, as Documentation Agents, and certain commercial lending institutions (Incorporated herein by reference to Exhibit 10.1 of the Company’s Form 10-K filed on March 5, 2003)

10.1.1	First Amendment to the Third Amended and Restated Credit Agreement dated May 1, 2003 by and among the Company, as borrower, Bank One, NA, as Administrative Agent, and certain other financial institutions (Incorporated herein by reference to Exhibit 10.1.2 of the Company’s Form 10-Q filed on August 1, 2003)

10.1.2	Second Amendment to the Third Amended and Restated Credit Agreement dated October 1, 2003 by and among the Company, as Borrower, and Bank One, NA, as Administrative Agent, and certain other financial institutions (Incorporated herein by reference to Exhibit 10.1.3 to the Company’s Form 8-K filed on October 2, 2003)

10.2	Agreement and Plan of Reorganization by and among Patina Oil & Gas Corporation, Le Norman Energy Corporation, Patina Oklahoma Corp., and The Le Norman Shareholders dated October 23, 2002 (Incorporated herein by reference to Exhibit 10.1 of the Company’s Form 8-K filed on November 7, 2002)

10.3	Patina Oil & Gas Corporation Profit Sharing and Savings Plan and Trust, effective January 1, 1997 (Incorporated herein by reference to Exhibit 10.3 of the Company’s Form 10-K for the year ended, December 31, 1997)

10.4	Amended and Restated Patina Oil & Gas Corporation Deferred Compensation Plan for Select Employees as adopted May 1, 1996 and amended as of September 30, 1997 and further amended as of August 1, 2001 (Incorporated herein by reference to Exhibit 10.1 of the Company’s Form 10-Q for the quarter ended September 30, 2001)

10.4.1	Amendment to the Amended and Restated Patina Oil & Gas Corporation Deferred Compensation Plan For Select Employees (Incorporated herein by reference to Exhibit 10.3 to Form 8-K filed September 20, 2004)

10.5	Patina Oil & Gas Corporation 1998 Stock Purchase Plan (Incorporated herein by reference to Exhibit 10.3.3 of the Company’s Form 10-K for the year ended December 31, 1997)

10.5.1	Amendment No. 1 to the Patina Oil & Gas Corporation 1998 Stock Purchase Plan (Incorporated herein by reference to Exhibit 10.3 of the Company’s Form 10-Q for the quarter ended June 30, 1999)

10.6	Patina Oil & Gas Corporation 1996 Employee Stock Option Plan (Incorporated herein by reference to Exhibit 10.20 of the Company’s Registration Statement on Form S-4 (Registration No. 333-572))

10.6.1	Amendment No. 1 to the 1996 Employee Stock Option Plan of Patina Oil & Gas Corporation (Incorporated herein by reference to Exhibit 10.2 of the Company’s Form 10-Q for the quarter ended June 30, 1999)

10.6.2	Amendment to Patina Oil & Gas Corporation 1996 Employee Stock Option Plan (Incorporated herein by reference to Exhibit 10.1 to Form 8-K filed September 20, 2004)

10.7	Lease Agreement dated as of December 21, 2000 by and between Brookfield Denver, Inc., as landlord, and the Company, as tenant (Incorporated herein by reference to Exhibit 10.5.1 of the Company’s Form 10-K for the year ended December 31, 2000)

10.7.1	Amendment of Lease Agreement dated November 19, 2001 by and between Brookfield Denver, Inc., as landlord, and the Company, as tenant (Incorporated herein by reference to Exhibit 10.6.1 of the Company’s Form 10-K filed on March 5, 2003)

10.7.2	Second Amendment of Lease Agreement dated January 16, 2003 by and between Brookfield Denver, Inc., as landlord, and the Company, as tenant (Incorporated herein by reference to Exhibit 10.6.2 of the Company’s Form 10-K filed on March 5, 2003)

10.7.3	Third Amendment of Lease Agreement dated November 7, 2003 by and between Brookfield Denver, Inc., as landlord, and the Company, as tenant (Incorporated herein by reference to Exhibit 10.6.3 of the Company’s Form 10-K filed on March 9, 2004)

10.8	Sale and Purchase Agreement by and between Wynn-Crosby 1998, Ltd. And Wynn-Crosby 1999, Ltd. And Patina Oklahoma Corp. dated February 19, 2003 (Incorporated herein by reference to Exhibit 10.1 to Form 8-K filed March 18, 2003)

10.9	Patina Oil & Gas Corporation 2005 Deferred Compensation Plan for Select Employees (Incorporated herein by reference to Exhibit 10.1 to Form 8-K filed December 30, 2004)

10.10	Letter Agreement dated July 19, 2004 between the Company and Ted D. Brown (Incorporated herein by reference to Exhibit 10.1 to Form 10-Q filed October 28, 2004)

10.11	Patina Oil & Gas Corporation Profit Sharing & 401(k) – Scudder Trust Company Prototype Defined Contribution Plan, adopted June 18, 2004 (Incorporated herein by reference to Exhibit 10.1 to Form 10-Q filed July 29, 2004)

10.12	Patina Oil & Gas Corporation Profit Sharing & 401(k) – Scudder Trust Company Prototype Defined Contribution Plan Adoption Agreement, dated June 18, 2004 (Incorporated herein by reference to Exhibit 10.2 to Form 10-Q filed July 29, 2004)

10.13	Separation and Consulting Agreement dated December 22, 2004 between Patina Oil & Gas Corporation and Jay W. Decker (Incorporated herein by reference to Exhibit 10.1 to Form 8-K filed December 22, 2004)

10.14	Patina Oil & Gas Corporation Amended and Restated Change in Control Plan (Incorporated herein by reference to Exhibit 10.5 to Form 8-K filed September 20, 2004)

10.14.1	Amendment to the Amended and Restated Patina Oil & Gas Change in Control Plan (Incorporated herein by reference to Exhibit 10.1 to Form 8-K filed December 21, 2004)

10.15	Patina Oil & Gas Corporation 1996 Stock Plan for Non-Employee Directors (Incorporated herein by reference to Exhibit 10.21 of the Company’s Registration Statement on Form S-4 (Registration No. 333-572))

10.15.1	Amendment to Patina Oil & Gas Corporation 1996 Stock Plan for Non-Employee Directors (Incorporated herein by reference to Exhibit 10.2 to Form 8-K filed September 20, 2004)

10.16	Form of Patina Oil & Gas Corporation Director/Officer Indemnification Agreement (Incorporated herein by reference to Exhibit 10.4 to Form 8-K filed September 20, 2004)

10.17	Patina Oil & Gas Corporation Long Term Incentive Program for Chief Executive Officer (Incorporated herein by reference to Exhibit 10.1 to Form 8-K filed December 16, 2004)

10.18	Employment Agreement dated July 31, 1997 by and between the Company and Thomas J. Edelman (Incorporated herein by reference to Exhibit 10.7 of the Company’s Form 10-Q for the quarter ended September 30, 1997)

10.18.1	Amendment to Employment Agreement, dated as of December 15, 2004 between Patina Oil & Gas Corporation and Thomas J. Edelman (Incorporated herein by reference to Exhibit 10.2 to Form 8-K filed December 21, 2004)

21.1	Subsidiaries of Registrant *

23.1	Consent of independent auditors *

23.2	Consent of independent reservoir engineers *

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of the Chief Executive Officer, dated February 25, 2005, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of the Chief Financial Officer, dated February 25, 2005, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

(d)	Financial Statement Schedules Required by Regulation S-X.

The items listed in the accompanying index to financial statements are filed as part of this Annual Report on Form 10-K.

* - Filed herewith