Form 10-K/A
period 2004-12-31
PATINA OIL & GAS CORP
filed 2005-04-29
CIK 1006264

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

As of April 28, 2005, the registrant had 72,023,526 shares of Common Stock outstanding (excludes 2,095,832 common shares held as treasury stock).

DOCUMENT INCORPORATED BY REFERENCE

None.

PATINA OIL & GAS CORPORATION

Amendment No. 1 to Annual Report on Form 10-K

For the year ended December 31, 2004

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (the “Amendment”) supplements the Annual Report on Form 10-K for the year ended December 31, 2004, filed by Patina Oil & Gas Corporation (the “Company,” “we” or “us”) on February 25, 2005. We are filing this Amendment to furnish the information required by items 10, 11, 12, 13 and 14 of Part III of Form 10-K within the 120-day period required by General Instruction G(3) to Form 10-K. In addition, in connection with the filing of this Amendment and pursuant to Rules 12b-15 and 13a-14(a) under the Securities Exchange Act of 1934, we are including with this Amendment certain currently dated certifications and, therefore, we are amending Part IV solely for that purpose. Except as described above, no other amendments are being made to the Annual Report on Form 10-K filed on February 25, 2005. The Amendment does not reflect events occurring after the filing of the original Form 10-K. On December 15, 2004 the Company entered into an Agreement and Plan of Merger with Noble Energy, Inc. and Noble Energy Production, Inc. (a wholly owned subsidiary of Noble Energy) providing for the merger of the Company with and into Noble Energy Production. See “Part III. Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters—Change in Control” herein for more information regarding the proposed merger.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

The directors and officers are listed below with a description of their experience and certain other information. Each director was elected for a one-year term at the Company’s 2004 annual stockholders’ meeting. Officers are appointed by the Board of Directors.

Directors and Executive Officers

The following table sets forth certain information about the officers and directors of the Company:

Name	Age	Position
Thomas J. Edelman	54	Chairman, Chief Executive Officer, President and Chairman of the Board
David J. Kornder	44	Executive Vice President, Chief Financial Officer and Director
Andrew M. Ashby	49	Senior Vice President - Operations
Ted D. Brown	49	Senior Vice President - Operations
Barton R. Brookman	42	Vice President - Operations
Marianne N. Hallinan	32	Vice President Human Resources and Assoc. Gen. Counsel
James A. Lillo	50	Vice President - Acquisitions
Scott R. Reasoner	44	Vice President - Operations
Terry L. Ruby	46	Vice President - Land
Donald R. Shaw	46	Vice President - Asset Development
David W. Siple	45	Vice President - Land
Michael N. Stefanoudakis	34	Vice President and General Counsel
Michael J. Wendling	50	Vice President - Reservoir Engineering
Charles E. Bayless	62	Director
Jeffrey L. Berenson	54	Director
Robert J. Clark	60	Director
Elizabeth K. Lanier	53	Director
Alexander P. Lynch	52	Director
Paul M. Rady	51	Director
Jon R. Whitney	60	Director

Thomas J. Edelman founded the Company and has served as Chairman of the Board, Chairman and Chief Executive Officer since its formation. Mr. Edelman was appointed President in December 2004. He co-founded Snyder Oil Corporation (“SOCO”) and was its President from 1981 through early 1997. From 1980 to 1981, he was with The First Boston Corporation and from 1975 through 1980, with Lehman Brothers Kuhn Loeb Incorporated. Mr. Edelman received his Bachelor of Arts Degree from Princeton University and his Masters Degree in Finance from Harvard University’s Graduate School of Business Administration. Mr. Edelman serves as Chairman of Bear Cub Investments LLC. Mr. Edelman serves as Chairman of the Executive Committee and the Dividend Administration Committee.

David J. Kornder was appointed a Director in February 2005 and has served as Executive Vice President and Chief Financial Officer since 1996. Prior to that time, he served as Vice President - Finance of Gerrity Oil & Gas Corporation (“Gerrity”) beginning in early 1993. From 1989 through 1992, Mr. Kornder was an Assistant Vice President of Gillett Group Management, Inc. Prior to that, Mr. Kornder was an accountant with the independent accounting firm of Deloitte & Touche LLP for five years. Mr. Kornder received his Bachelor of Arts Degree in Accounting from Montana State University. Mr. Kornder serves as a Director of the Colorado Oil & Gas Association. Mr. Kornder serves on the Dividend Administration Committee.

Andrew M. Ashby has served as Senior Vice President since November 2001. From 2000 to 2001, Mr. Ashby served as Executive Vice President and Chief Operating Officer for Omega Oil Company. From 1997 to 2000, Mr. Ashby served as the Vice President of Operations for Westport Resources Corporation, a public independent oil company. From 1989 to 1997, Mr. Ashby worked as a drilling consultant on various international oil projects. Prior to that, Mr. Ashby worked for Amoco Production Company as a petroleum engineer and an exploration geologist. Mr. Ashby received his Bachelor of Science Degree in Geological Engineering from the Colorado School of Mines.

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

Marianne N. Hallinan has served as Vice President Human Resources and Associate General Counsel since joining the Company in May 2004. From 2002 to 2004, Ms. Hallinan was an associate with Hogan & Hartson L.L.P., from 2000 to 2001, Ms. Hallinan was an associate with Cooley Godward LLP, and from 1999 to 2000 she was an associate with Skadden, Arps, Slate, Meagher & Flom LLP. During her legal career, Ms. Hallinan has focused on employment litigation and counseling and benefits law. Ms. Hallinan received her Bachelor of Arts Degrees in Psychology and Sociology from the University of Nebraska-Lincoln, her Masters in Social Psychology from the University of Michigan and her Juris Doctor from the University of Michigan. Ms. Hallinan is a member of the Colorado Bar.

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

Scott J. Reasoner has served as a Vice President since March 2004. From 2000 to 2004, he served as a Division Operations Manager for the Company. From 1996 to 2000, he served in various engineering positions for the Company. From 1994 to 1996, Mr. Reasoner was employed as a petroleum engineer for SOCO. Prior to that, he served in various engineering and management positions for Vessels Oil & Gas Corporation. Mr. Reasoner received his Bachelor of Science Degree in Petroleum Engineering from the Colorado School of Mines, his Masters of Business Administration from the University of Colorado, Denver and is a Registered Professional Engineer.

Terry L. Ruby has served as a Vice President since 1996. Prior to that time, Mr. Ruby served as a senior landman of Gerrity beginning in 1992 and was appointed Vice President - Land in 1995. From 1990 to 1992, Mr. Ruby worked for Apache Corporation and from 1982 to 1990, he was employed by Baker Exploration Company. Mr. Ruby received his Bachelor of Science Degree in Minerals Land Management from the University of Colorado and his Masters of Business Administration from the University of Denver.

Donald R. Shaw has served as a Vice President since December 2003. From 1996 to 2002, he has served the Company in various engineering capacities. From 2002 to 2003, he served the Company as Asset Development Manager. From 1988 to 1996, he served in various engineering capacities, including Asset Development Manager and DJ Basin Team Leader for SOCO. Prior to that, he worked for several independent consulting firms. Mr. Shaw received his Bachelor of Science Degree in Geological Engineering from the Colorado School of Mines.

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

Michael N. Stefanoudakis has served as Vice President and General Counsel since joining the Company in April 2004. From 2003 to 2004, Mr. Stefanoudakis was an associate with Hogan & Hartson L.L.P., focusing on corporate and securities matters. From 2000 to 2003, Mr. Stefanoudakis was an associate with Brobeck, Phleger & Harrison LLP, and from 1996 to 2000 he was an associate with Davis, Graham & Stubbs LLP. Mr. Stefanoudakis received his Bachelor of Arts Degree in Economics from the University of San Diego and his Juris Doctor from Harvard University Law School. Mr. Stefanoudakis is a member of the Colorado Bar.

Michael J. Wendling has served as a Vice President since March 2004. He served as Manager, Reservoir Engineering for the Company from 1997 to 2004. From 1993 to 1997, he was President of Wendling & Associates, an oil and gas prospect origination and consulting firm. From 1991 to 1993, Mr. Wendling managed Chuska Energy’s reserves. From 1978 to 1991, he worked for Ladd Petroleum Corporation, a subsidiary of General Electric, primarily as Manager, Reservoir Engineering. Mr. Wendling began his career in 1976 as a production engineer for Conoco. Mr. Wendling received his Bachelor of Science Degree in Chemical Engineering from the South Dakota School of Mines & Technology.

Charles E. Bayless has served as a Director since March 2004. In April 2005, Mr. Bayless was appointed President of West Virginia Institute of Technology. From 2000 to 2004, Mr. Bayless has worked on various start-up business ventures. From 1998 until late 1999, Mr. Bayless served as Chairman and Chief Executive Officer of Illinova Corporation, an electric utility merged into Dynegy, Inc. From 1989 to 1998, Mr. Bayless served as Chief Financial Officer, becoming President one year later for Tucson Electric Power Company. From 1981 until 1989, Mr. Bayless served as Senior Vice President and Chief Financial Officer of Public Service Company of New Hampshire. Mr. Bayless also currently serves as a Director of Dynegy. Mr. Bayless received his Bachelor of Arts Degree from West Virginia Institute of Technology, his Masters of Business Administration from the University of Michigan and his Juris Doctor and Masters in electrical engineering from West Virginia University. Mr. Bayless serves as Chairman of the Audit Committee.

Jeffrey L. Berenson has served as a Director since December 2002. Mr. Berenson is President and Chief Executive Officer of Berenson & Company, a private investment banking firm in New York City that he co-founded in 1990. From 1978 until founding Berenson & Company, Mr. Berenson was with Merrill Lynch’s Mergers and Acquisitions department and was head of Merrill Lynch’s Mergers and Acquisitions department and co-head of its Merchant Banking unit from 1986. Mr. Berenson serves as a member of the National Council of Environmental Defense and is also a member of the International Conservation Committee of the Wildlife Conservation Society. Mr. Berenson received his Bachelor of Arts Degree from Princeton University. Mr. Berenson serves on the Compensation Committee and is also the Company’s lead director.

Robert J. Clark has served as a Director since 1996. Mr. Clark has served as the President of Bear Cub Investments LLC, a private gas gathering and processing company, since 2001. In 1995, Mr. Clark formed a predecessor company, Bear Paw Energy LLC, which was sold in early 2001. From 1988 to 1995, he was President of SOCO Gas Systems, Inc. and Vice President - Gas Management for SOCO. Mr. Clark was Vice President Gas Gathering, Processing and Marketing of Ladd Petroleum Corporation, an affiliate of General Electric from 1985 to 1988. Prior to 1985, Mr. Clark held various management positions with NICOR, Inc. and its affiliate NICOR Exploration, Northern Illinois Gas and Reliance Pipeline Company. Mr. Clark received his Bachelor of Science Degree from Bradley University and his M.B.A. from Northern Illinois University. Mr. Clark serves on the Executive Committee and as Chairman of the Compensation Committee.

Elizabeth K. Lanier has served as a Director since 1998. Ms. Lanier has been an Executive Vice President – Corporate Affairs, General Counsel and Corporate Secretary for US Airways Group, Inc. since April 2003. From April 2002 through December 2002, Ms. Lanier served as Senior Vice President, General Counsel of Trizec Properties, Inc., a public real estate investment trust. Ms. Lanier served as Vice President and General Counsel of General Electric Power Systems from 1998 until March 2002. From 1996 to 1998, Ms. Lanier served as Vice President and Chief of Staff of Cinergy Corp. Ms. Lanier received her Bachelor of Arts Degree with honors from Smith College and her Juris Doctor from Columbia Law School where she was a Harlan Fiske Stone Scholar. Ms. Lanier was awarded an Honorary Doctorate of Technical Letters by Cincinnati Technical College and an Honorary Doctorate of Letters from the College of Mt. St. Joseph. From 1982 to 1984, she was an associate with Frost & Jacobs, a law firm in Cincinnati, Ohio and a partner from 1984 to 1996. From 1977 to 1982, she was with the law firm of Davis Polk & Wardwell in New York City. She is past Chair of the Ohio Board of Regents. Ms. Lanier serves on the Audit Committee and as Chairman of the Governance and Nominating Committee.

Alexander P. Lynch has served as a Director since 1996. Mr. Lynch has been a Managing Director of J.P. Morgan Securities, Inc., a subsidiary of JPMorganChase, Inc., since July 2000. From 1997 to July 2000, Mr. Lynch was a General Partner of The Beacon Group, a private investment and financial advisory firm, which was merged with Chase Securities in July 2000. From 1995 to 1997, Mr. Lynch was Co-President and Co-Chief Executive Officer of The Bridgeford Group, a financial advisory firm, which was merged into the Beacon Group. From 1991 to 1994, he served as Senior Managing Director of Bridgeford. From 1985 until 1991, Mr. Lynch was a Managing Director of Lehman Brothers, a division of Shearson Lehman Brothers Inc. Mr. Lynch received his Bachelor of Arts Degree from the University of Pennsylvania and his M.B.A. from the Wharton School of Business at the University of Pennsylvania. Mr. Lynch serves on the Audit Committee, the Compensation Committee and the Executive Committee.

Paul M. Rady has served as a Director since April 2001. Mr. Rady is the Chairman and Chief Executive Officer of Antero Resources Corporation, a private independent oil and gas company formed in late 2002. Mr. Rady previously served as Chief Executive Officer, President, and Chairman of the Board of Directors of Pennaco Energy, Inc., an oil and gas exploration company. Pennaco was sold to Marathon Oil Company in early 2001. He joined Pennaco in June 1998 as its Chief Executive Officer, President and Director. Mr. Rady was with Barrett Resources Corporation, an oil and gas exploration and production company, for approximately eight years. During his tenure at Barrett, Mr. Rady held various executive positions including his most recent position as Chief Executive Officer, President and Director. Other positions held by Mr. Rady were Chief Operating Officer, Executive Vice President-Exploration, and Chief Geologist-Exploration Manager. Prior to his employment at Barrett, Mr. Rady was with Amoco Production Company based in Denver, Colorado for approximately ten years. Mr. Rady received his Bachelor of Science Degree in Geology from Western States College of Colorado and his Master of Science Degree in Geology from Western Washington University. Mr. Rady serves on the Governance and Nominating Committee.

Jon R. Whitney has served as a Director since March 2004. Mr. Whitney serves as the managing member of Peak Energy Ventures, LLC, a private company engaged in the mid-stream sector of the natural gas business in the Rocky Mountains. Prior to 2001, he served as President and Chief Executive Officer of Colorado Interstate Gas Company (“CIG”), the principal transporter of natural gas in the Rocky Mountain region, until it merged into El Paso Corporation. Mr. Whitney was with CIG for 34 years, the last twelve as its Chief Executive. Mr. Whitney received his Bachelor of Arts Degree in accounting from Colorado State University. Mr. Whitney serves on the Governance and Nominating Committee.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934 requires executive officers, directors and persons who beneficially own more than ten percent of the Company’s stock to file initial reports of ownership and reports of changes of ownership with the Securities and Exchange Commission (the “SEC”). Copies of such reports are required to be furnished to the Company.

Based solely on a review of such forms furnished to the Company and certain written representations from the Executive Officers and Directors, the Company believes that all Section 16(a) filing requirements applicable to its Executive Officers, Directors and greater than ten percent beneficial owners were complied with on a timely basis by all filers, except for Mr. Whitney, a Director of the Company, who purchased 1,000 shares of Company common stock on May 14, 2004 in order to meet the stock ownership requirements for directors established under the Company’s Corporate Governance Guidelines. Mr. Whitney inadvertently failed to report the transaction on a Form 4 until July 2, 2004.

CORPORATE GOVERNANCE

The Company’s senior management, its Board of Directors and the committees of the Board committed a considerable amount of time and resources in 2004 to examining and maintaining strong corporate governance policies and procedures to ensure full compliance with the corporate governance requirements of the Sarbanes-Oxley Act of 2002 (“Sarbanes”) and related legislation and the regulations implementing Sarbanes as adopted by the SEC. In addition, the Company has taken all necessary steps to be in full compliance with the corporate governance requirements adopted by the New York Stock Exchange (the “NYSE”). In 2004, the Company submitted to the NYSE an unqualified certification required by Section 303A.12(a) of the NYSE listing rules and also filed certifications required by Sarbanes Section 302 with the Company’s 2003 and 2004 Annual Reports on Form 10-K.

The Company has established a “whistleblower” hotline supported by a third party vendor. The purpose of the hotline is to permit employees and third parties who have any concerns about the Company and its policies and practices to bring those concerns to the attention of the Company’s senior management and directly to the Audit Committee of the Board. The hotline process allows complaints to be raised on an anonymous basis where requested. Under the Company’s procedure administering the hotline, all communications through the hotline are reviewed by the Audit Committee. The Company’s Whistleblower Procedures are available on its web site at www.patinaoil.com and are available in printed form, free of charge, to any interested person who requests them.

The Company maintains a Disclosure Controls Committee. This management committee consists of certain members of the Company’s financial, legal and operating teams who individually and on a collective basis can best determine the adequacy of disclosures in the Company’s securities law filings, including its annual report on Form 10-K and its quarterly reports on Form 10-Q and current reports on Form 8-K. The members of the Company’s Disclosure Controls Committee have direct access to the Chairman of the Audit Committee.

Finally, management welcomes, at any time, comments, questions or suggestions from any stockholder. The Company remains dedicated to ensuring complete, accurate and prompt disclosure of all material information about the Company and its business and to continuing to serve the best interests of its stockholders.

Board and Committee Meetings; Committees of the Board

The Board conducts its business through meetings of the full Board and through committees of the Board. In addition, members of the Board and the Company’s senior management consult on a regular basis relating to matters of corporate strategy and governance. The Board held six meetings in 2004. All Directors attended at least 75% of the meetings of the Board and Board committees on which they served. In addition, the committees of the Board met on a regular basis, holding a total of 15 meetings collectively.

The Board has established five committees to assist in the discharge of its responsibilities: the Audit, Compensation, Governance and Nominating, Executive, and Dividend Administration Committees. The committee membership of each Director is indicated in his or her biography. In addition, the full Board and its committees regularly go into executive session. Mr. Berenson, as the Company’s lead director, presides over such executive Board sessions.

The Board has affirmatively determined that each of Messrs. Bayless, Berenson, Clark, Lynch, Rady, Whitney and Ms. Lanier has no material relationship with the Company and is independent within the meaning of our Corporate Governance Guidelines and the NYSE listing standards.

The Audit, Compensation and Governance and Nominating Committees are comprised of independent directors as defined in the NYSE listing standards. Members of the Audit Committee satisfy additional independence requirements under the SEC regulations pertaining to audit committees.

The Company’s Corporate Governance Guidelines and the Charters of the Audit, Compensation and Governance and Nominating Committees are available on its web site at www.patinaoil.com and are available in printed form, free of charge, to any stockholder or other interested person who requests them by writing our Investor Relations Department at 1625 Broadway, Suite 2000, Denver, CO 80202 or calling it at (303) 389-3600.

Audit Committee. The Audit Committee has sole authority to retain, compensate, terminate, oversee and evaluate the Company’s independent public accountants and to ensure the independence of such accountants from management. The Audit Committee reviews and approves in advance all audit and non-audit services performed by the independent public accountants. In addition, the Audit Committee reviews and discusses with management and the independent public accountants the annual audited financial statements and quarterly financial statements included in the Company’s SEC filings and meets separately with the independent public accountants on a regular basis. This Committee also reviews the scope of the audit coverage, the quarterly and annual financial statements of the Company and such other matters with respect to the accounting, auditing and financial reporting practices and procedures as it may find appropriate or as have been brought to its attention. The Audit Committee also oversees the Company’s internal audit function. The Audit Committee met six times during 2004. The members of the Audit Committee are Charles Bayless, Elizabeth Lanier and Alexander Lynch.

The Board of Directors has determined that the Chairman of the Audit Committee, Charles Bayless, is an “audit committee financial expert” as that term is defined in SEC regulations. The Board of Directors has also determined that Messrs. Bayless and Lynch have “accounting and related financial expertise” and all Audit Committee members are “financially literate,” as required by NYSE listing standards.

Compensation Committee. The Compensation Committee reviews and approves executive salaries and administers bonus, incentive compensation and stock option plans of the Company. The Committee advises and consults with management regarding other benefits and significant compensation policies and practices of the Company. The Committee also considers nominations of candidates for corporate officer positions. The Committee met six times in 2004. The members of the Compensation Committee are Jeffrey Berenson, Robert Clark and Alexander Lynch.

Governance and Nominating Committee. The Governance and Nominating Committee identifies, reviews and recommends candidates for Board membership, determines the composition of the Board and its committees, develops corporate governance guidelines and oversees compliance with them, and monitors Board and management effectiveness. The Committee met three times in 2004. The members of the Governance and Nominating Committee are Elizabeth Lanier, Paul Rady and Jon Whitney.

Executive Committee. The Executive Committee may exercise many of the powers of the Board in the management of the business and affairs of the Company in intervals between Board meetings. Although the Committee has very broad powers, in practice it meets only when it would be impractical to call a meeting of the Board. The Executive Committee did not meet during 2004. The members of the Executive Committee are Thomas Edelman, Robert Clark and Alexander Lynch.

Dividend Administration Committee. The Dividend Administration Committee authorizes, declares and sets the record date for the dividends that are paid on the Company’s Common Stock. The Committee declares dividends quarterly unless instructed otherwise by the Board. The Committee took action by written consent four times in 2004. The members of the Dividend Administration Committee are Thomas Edelman and David Kornder.

Communication with Non-Management Directors

The Board of Directors maintains a process for stockholders and other interested parties to communicate with the non-management directors. Stockholders and other interested parties are invited to contact any or all of the Company’s outside directors by mailing a letter to one or all of them in care of the Company’s headquarters. Any such correspondence received will be treated in the manner described in the Stockholder Communications Policy, posted on our web site at www.patinaoil.com.

Code of Business Conduct and Ethics

The Company has adopted a Code of Business Conduct and Ethics that applies to our Directors and to all of our employees, including the Chief Executive Officer and the Chief Financial Officer. This Code of Business Conduct and Ethics is posted on our web site at www.patinaoil.com. A hard copy will also be delivered free of charge at the request of any stockholder or other interested person. Any waivers of, or amendments to, our Code of Business Conduct and Ethics will be posted on our web site.

Corporate Governance Guidelines

The Board of Directors has adopted Corporate Governance Guidelines that govern the responsibilities and requirements applicable to our Directors. These Corporate Governance Guidelines are posted on our web site at www.patinaoil.com. A hard copy will also be delivered free of charge at the request of any stockholder or other interested person.

ITEM 11. EXECUTIVE COMPENSATION

Executive Compensation

Shown below is information concerning the annual and long-term compensation for services in all capacities to the Company for the years ended December 31, 2002, 2003 and 2004 of the Named Officers.

Summary Compensation Table

		Annual Compensation				Long Term Compensation
Name and Principal Position	Year	Salary ($)	Bonus ($)(b)	Other(a)(c)		Restricted Stock Awards ($)(d)		Securities Underlying Options (#)(e)	All Other Compensation ($)(f)
Thomas J. Edelman Chairman, Chief Executive Officer and President	2004 2003 2002	$501,667 457,667 422,500	$2,300,000 1,500,000 1,000,000	$	— 1,000,000 88,275	$	— 181,200 —	260,000 460,000 468,750	$98,325 91,091 85,926

David J. Kornder Executive Vice President, Chief Financial Officer	2004 2003 2002	312,500 247,917 225,822	1,000,000 450,000 365,000		— 600,000 102,431		— 108,720 —	100,000 245,000 218,750	62,137 53,431 45,134

Andrew M. Ashby Senior Vice President	2004 2003 2002	198,750 177,500 156,667	175,000 120,000 100,000		— — 6,535		— 54,360 —	57,000 67,500 105,000	41,951 37,108 32,283

Ted D. Brown (g) Senior Vice President	2004	97,852	100,000		61,860		494,880	40,000	15,518

Donald R. Shaw Vice President	2004 2003 2002	150,000 118,667 109,333	125,000 125,000 22,000		— — —		— — —	70,000 15,000 24,064	30,197 17,231 15,601

Jay W. Decker (h) Former President	2004 2003 2002	383,253 322,500 295,833	1,000,000 600,000 575,000		— 750,000 82,375		— 135,900 —	130,000 320,000 271,875	45,833 62,754 52,134

(a)	Excludes the cost to the Company of other compensation that, with respect to any Named Officer, does not exceed the lesser of $50,000 or 10% of the Named Officer’s salary and bonus.
(b)	Bonuses are paid in February or March of each year based on performance during the preceding year. Bonus amounts are accrued in the year to which they relate. Bonus amounts for 2002 for Messrs. Edelman, Decker, and Kornder were paid in shares of common stock and contributed to the Company’s deferred compensation plan on their behalf.
(c)	Other annual compensation for 2003 relates to cash contributions, as approved by the Compensation Committee, made in 2004 to Messrs. Edelman, Decker and Kornder’s deferred compensation accounts which vest 30% in March 2005, 30% in March 2006 and 40% in March 2007. In conjunction with Mr. Decker’s resignation in December 2004, his deferred compensation account was fully vested. Other annual compensation for 2002 relates to the purchase of Common Stock at a discount to market under the Stock Purchase Plan. All purchases to date have been made at 75% of market price. The other compensation amount reflects the difference between 85% of market price, the deemed fair value due to one-year restrictions on transfer and 75% of market price (the cash purchase price). The Stock Purchase Plan was suspended in late 2002. Participants purchased shares with cash under the Plan during 2002 as follows: Mr. Edelman, 78,125 shares; Mr. Kornder, 93,750 shares; Mr. Ashby, 5,000 shares and Mr. Decker, 62,500 shares

(d)	As approved by the Compensation Committee, a restricted stock grant was made to the officers and directors of the Company on September 30, 2003 in lieu of the suspended Stock Purchase Plan. The shares vested 30% in May 2004, and are scheduled to vest 30% in May 2005 and 40% in May 2006. The shares were valued at $18.12 at the grant date and were granted to the Named Officers in the follow amounts: Mr. Edelman, 10,000 shares; Mr. Decker, 7,500 shares; Mr. Kornder, 6,000 shares and Mr. Ashby, 3,000 shares.
(e)	Stock options were granted in February 2002, March 2003, and March 2004. Stock options are generally granted in February or March of each year based in part on performance during the preceding year. The options vest 30% on the first anniversary, 30% on the second anniversary and 40% on the third anniversary of the date of grant.
(f)	Includes amounts accrued or contributed for the year for the Named Officers under the Company’s Profit Sharing and 401(k) Plan and as matching contributions under the Company’s Deferred Compensation Plan for Select Employees as follows:

		Profit Sharing and 401(k) Plan		Deferred Compensation Plan
Thomas J. Edelman	2004 2003 2002		$23,075 22,441 22,551	$75,250 68,650 63,375

David J. Kornder	2004 2003 2002		$23,075 22,441 22,551	$39,062 30,990 22,583

Andrew M. Ashby	2004 2003 2002		$22,076 19,358 16,616	$19,875 17,750 15,667

Ted D. Brown (g)	2004		$5,733	$9,785

Donald R. Shaw	2004 2003 2002		$15,197 11,298 10,134	$15,000 5,933 5,467

Jay W. Decker (h)	2004 2003 2002	$	— 22,441 22,551	$45,833 40,313 29,583

(g)	Mr. Brown joined the Company as Senior Vice President – Operations in July 2004. Upon his appointment as an officer, Mr. Brown was awarded a restricted stock grant of 16,000 shares and a sign on bonus of $61,860. The shares, valued at $30.93 at the grant date, vest as follows: 4,000 shares at acceptance of employment, 6,000 in July 2006 and 6,000 shares in July 2007. Mr. Brown was also awarded 40,000 stock options upon his acceptance of employment.
(h)	Mr. Decker resigned as President and Director on December 22, 2004.

Stock Options

In 1996, the Company adopted an Employee Stock Option Plan which provides for the granting of options to purchase shares of Common Stock to key employees and certain other persons who are not employees of the Company, but who from time to time provide substantial advice or other assistance or services to the Company. The Plan, which is administered by the Compensation Committee, permits the granting of options to acquire the greater of 9,375,000 shares of Common Stock or 10% of outstanding diluted Common Stock at the time of the grant. During 2002, options to purchase 2,305,000 shares of Common Stock were granted to 94 employees at an average exercise price of $8.41 per share. During 2003, options to purchase 2,122,000 shares of Common Stock were granted to 135 employees at an average exercise price of $13.62 per share. During 2004, options to purchase 1,762,000 shares of Common Stock were granted to 173 employees at an average exercise price of $26.06 per share. The exercise price of all such options was set at the closing market price of the Common Stock on the date of grant. None of the Company’s stock options have ever been re-priced. All options granted in 2002, 2003 and 2004 were for a term of five years, with 30% of the options becoming exercisable after one year, an additional 30% becoming exercisable after two years and the remaining options becoming exercisable after three years.

Stock Option Grants in Last Fiscal Year

The following table sets forth information with respect to the grant of stock options to the Named Officers in 2004. The stock options were granted at the closing market price on the date of grant. No stock appreciation rights have been granted by the Company.

	Stock Option Grants in Last Fiscal Year
Name	Number of Shares Underlying Options Granted #	% of Total Options Granted to Employees in Fiscal Year	Exercise Price Per Share	Expiration Date	Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Terms (a)
					5%	10%
Thomas J. Edelman	260,000	14.8%	$25.84	3/22/09	$1,856,170	$4,101,650
David J. Kornder	100,000	5.7%	$25.84	3/22/09	$713,912	$1,577,558
Andrew M. Ashby	57,000	3.2%	$25.84	3/04/09	$406,930	$899,208
Ted D. Brown	40,000	2.3%	$30.93	7/19/09	$341,816	$755,323
Donald R. Shaw	70,000	4.0%	$25.84	3/04/09	$499,738	$1,104,290

Jay W. Decker	130,000	7.4%	$25.84	3/22/09	$928,085	$2,050,825

(a)	The assumed annual rates of stock price appreciation used in showing the potential realizable value of stock option grants are prescribed by rules of the SEC. The actual realized value of the options may be significantly greater or less than the amounts shown. For options granted during 2004 at an exercise price of $25.84, the values shown for 5% and 10% appreciation equate to common stock prices of $32.98 and $41.62, respectively, at the expiration date of the options. For options granted during 2004 at an exercise price of $30.93, the values shown for 5% and 10% appreciation equate to common stock prices of $39.48 and $49.81, respectively, at the expiration date of the options.

Year-End Option Exercises and Year-End Values

The following table sets forth information at December 31, 2004 with respect to exercisable and non-exercisable options held by the Named Officers. The table also includes the value of “in-the-money” options, which represents the spread between the exercise price of the existing stock options and the year-end Common Stock price of $37.50 per share.

	Aggregate Option Exercises in 2004 and Year-End Values
Name	Shares Acquired on Exercise	Value Realized	Number of Shares Underlying Unexercised Options at Year End 2004		Value of Unexercised In-the-Money Options at Year End 2004 (a)
			Exercisable	Unexercisable	Exercisable	Unexercisable
Thomas J. Edelman	213,818	$4,899,387	1,122,354	769,504	$34,232,047	$16,215,101
David J. Kornder	213,818	4,880,234	212,504	359,004	5,831,096	7,826,046
Andrew M. Ashby	36,468	692,944	77,702	146,254	2,144,345	3,022,974
Ted D. Brown	—	—	—	40,000	—	262,800
Donald R. Shaw	23,086	387,365	13,250	90,128	400,587	1,348,863

Jay W. Decker	639,274	11,510,440	998	462,754	23,862	10,052,684

(a)	At December 31, 2004, all outstanding stock options were priced at a level below the Common Stock price on that date of $37.50 a share. Actual gains, if any, on exercise will depend on the value of the Common Stock on the date of exercise.

Long-Term Incentive Plan Awards

During 2004, the Compensation Committee of the Board of Directors approved a Long-Term Incentive Program for Thomas J. Edelman, the Chairman and Chief Executive Officer of the Company. The Long-Term Incentive Program provides for a $1.5 million award to be earned in annual increments of up to $500,000 per year over a three year period beginning January 1, 2004 based upon certain performance criteria and subject to acceleration of payment in the event of a change in control of the Company or under certain other circumstances, as described in the program. The award is assessed annually, considering both current and long-term Company performance, but paid at the end of the three-year period. Any award opportunity not earned in each of the first two years, is carried over to the end of the three year cycle to reinforce the long-term nature of the program and allow for a recovery if lower performance is achieved in one or both of the first two years. The assessment of the award is based 1/3 on financial and operational performance criteria and 2/3 on strategic performance criteria, as described in the program. These criteria are a guide and other factors may be considered at the sole discretion of the Compensation Committee. All determinations under the program are made by the Compensation Committee in its sole discretion. The following table below sets forth information at December 31, 2004 with respect to long-term incentive plan awards during 2004.

	Long-Term Incentive Program – Awards in 2004
Name	Number of Shares, Units or other Rights	Performance or Other Period Until Maturation or Payout	Estimated Future Payouts under Non-Stock Price-Based Plans
			Threshold	Target	Maximum
Thomas J. Edelman	N/A	3 years	$0	$1,500,000	$1,500,000

Deferred Compensation

At December 31, 2004, approximately 2.1 million shares of Common Stock were held in the Company’s Deferred Compensation Plan for Select Employees (the “Deferred Plan”) for the benefit of officers and certain key employees. Approximately 95% of those shares were held for the benefit of Mr. Edelman, the Company’s Chairman and Chief Executive Officer. Almost half of Mr. Edelman’s shares were acquired in 1997, when he purchased shares and was granted additional shares for arranging and leading the buyout of SOCO’s 74% interest in the Company. This transaction, including Mr. Edelman’s receipt of shares, was approved by stockholders. A further quarter of his shares were received over a six year period as bonuses. Until 2003, all of Mr. Edelman’s bonuses were paid in Common Stock into the Deferred Plan. Roughly 14% of the shares were acquired in 1999 when Mr. Edelman gave up his 1998 bonus and three-quarters of his salary for the year in return for Common Stock and stock options. This arrangement was agreed upon between Mr. Edelman and the Compensation Committee in light of a sharp drop in the Company’s cash flow and stock price at the time due to falling natural gas prices. The remaining shares were accumulated pursuant to annual cash purchases under the stockholder approved Stock Purchase Plan and the Company’s match of Mr. Edelman’s contributions to the Deferred Plan.

Since year-end 2002, the Company has sought to limit the number of shares of Common Stock held in the Deferred Plan due to the adverse accounting treatment accorded those shares under Generally Accepted Accounting Principles. In this regard, a series of steps have been taken to date. Bonuses may no longer be received in Common Stock in the Deferred Plan, the Company no longer matches participants’ contributions to the Deferred Plan in stock and participants are discouraged from purchasing additional shares of stock in the Deferred Plan. Finally, participants have been urged to reduce their holdings of stock in the Deferred Plan when they believe it prudent from a personal perspective. Pursuant to this approach, no additional shares have been contributed to the Deferred Plan since February 2003 and the number of shares held in the plan has been reduced by approximately 637,000 shares or 23% in the two year period ended March 31, 2005.

Director Compensation

Upon formation of the Company in 1996, the Company adopted a stock plan for non-employee directors (the “Directors’ Plan”). The Directors’ Plan provides for an automatic option grant in an amount to be determined by the Board, to each non-employee director, on the date of his appointment, election, reappointment or re-election as a member of the Board. Each of Messrs. Bayless and Whitney received grants of 7,500 options upon their initial appointments to the Company’s Board in March 2004. Furthermore, each non-employee director received 7,500 stock options upon their re-election in May 2004. The exercise price for all director stock options is the closing stock price on the date of grant. The duration of each option is five years from the date of award, and each option vests as to 30% of the shares covered after one year, an additional 30% after two years, and all remaining shares three years after the date of grant.

In 2004, non-employee directors of the Company received a quarterly Board retainer of $2,500 plus $5,000 for attendance at each meeting of the Board. In addition, non-employee directors received $1,000 for attendance at each meeting of a committee of the Board and $500 for telephonic meetings. Committee members also received a quarterly retainer of $1,000 for each committee on which they served, except for members of the Audit Committee who received a $2,000 quarterly retainer. The Chairman of the Audit Committee received an additional quarterly retainer of $2,500 and the chairpersons of the Compensation Committee and the Governance and Nominating Committee received an additional quarterly retainer of $1,250.

From January to May 2004, the Board retainer and meeting attendance fees were paid one-half in restricted Common Stock of the Company and one-half in cash, as was provided in the Directors’ Plan. All committee retainers and attendance fees were paid in cash. Effective May 20, 2004, the provisions of the Directors’ Plan that provided for a portion of the annual Board retainer and meeting attendance fees to be paid in restricted Common Stock were suspended by the Board and the full Board retainer and meeting attendance fee amounts were thereafter paid in cash. In lieu of the suspended restricted stock granted as partial payments under the Directors’ Plan, a restricted stock grant of 2,000 common shares was made to each of the non-employee Directors in June 2004. The shares had a value of $26.81 per share at the grant date and vest 30% in June 2005, 30% in June 2006 and 40% in June 2007.

Effective January 1, 2005, the cash retainers and meeting attendance fees for Board and committee members were increased. The non-employee directors of the Company currently receive a quarterly Board retainer of $6,250 plus $5,000 for attendance at each regular meeting of the Board and $1,000 for attendance at each special meeting of the Board. In addition, non-employee directors receive $1,000 for attendance at each meeting of a committee of the Board. Committee members also receive a quarterly retainer of $1,000 for each committee on which they serve, except for members of the Audit Committee who receive a $2,000 quarterly retainer. The Chairman of the Audit Committee receives an additional quarterly retainer of $2,500 and the chairpersons of the Compensation Committee and the Governance and Nominating Committee receive an additional quarterly retainer of $1,250. The lead director of the Board receives an additional quarterly retainer of $2,500.

Directors are also reimbursed for expenses incurred in attending Board meetings, including those for travel, food and lodging. Directors and members of committees of the Board who are employees of the Company or its affiliates are not compensated for their Board and committee services.

Compensation Committee Interlocks and Insider Participation

The members of the Compensation Committee of the Board from January to May 2004 were Jeffrey L. Berenson, Robert J. Clark, Elizabeth K. Lanier, Alexander P. Lynch, and Paul M. Rady. In June 2004, the membership of the Compensation Committee was reconstituted to include Jeffrey L. Berenson, Robert J. Clark and Alexander P. Lynch, which committee membership exists currently. No member of the Compensation Committee is, or has been, an officer or employee of the Company or had any relationship requiring disclosure.

REPORT OF COMPENSATION COMMITTEE

Compensation Committee Report on Executive Compensation

The Compensation Committee of the Board, which is comprised entirely of non-employee directors of the Company who are “independent” as defined by the NYSE listing standards, defines general compensation policies of the Company, establishes the compensation plans and compensation levels for officers and certain other key employees and administers the Company’s stock option, deferred compensation and stock purchase plans. The Committee also establishes salary and bonus ranges for officers and certain key employees, and approves the award of specific amounts based in part on the recommendation of management.

In establishing compensation policies, the Committee believes that the total cash compensation opportunity for executive officers, as well as other key employees, should be competitive with similar oil and gas companies or other business opportunities available to such executive officers while also recognizing individual contributions and performance. Annual awards of stock options and stock grants are intended both to help retain executives and to motivate them to accomplish long-term growth objectives and improve the Company’s long-term common stock performance.

In establishing the base salary and bonus ranges for executive officers, the Company targets levels of cash compensation that are competitive for executives having similar responsibilities. Adjustments, in large part subjective, are based on Company and individual performance and are also made to account for cases in which the responsibilities of Company executives differ from the responsibilities of executives from the companies surveyed. Base salaries have historically been set below the competitive median, as bonuses, which are primarily determined by the Company’s overall operational and financial performance, as well as individual contribution, will typically constitute a larger portion of total cash compensation. Based on public data from energy companies similar in business operations to the Company, compensation ranges are established, and individual executive compensation is determined based upon the individual’s responsibilities and performance.

In reviewing the Company’s 2004 performance for purposes of compensation decisions, the Committee noted that the Company’s financial and operating performance was exceptional. In 2004, the Company reported record production, revenues, net income, cash flows, and reserves. Production rose 18% to an average of 322.2 MMcfe a day. Proved reserves increased 7% to 1.6 Tcfe, largely as a result of ongoing development and performance revisions. The Company replaced over 185% of 2004’s production. Total revenues for 2004 increased 38% to $561.0 million, primarily as a result of the 18% increase in production and a 16% increase in realized oil and gas prices. The Company reported $151.0 million in net income for the year versus $90.9 million in 2003. Cash flow from operations totaled $396.6 million, an increase of $124.7 million or 46% over the prior year. Once again, the capital development program generated a projected rate of return in excess of 100% with an associated finding and development cost of $1.17 per Mcfe. Most importantly, the Company entered into a merger agreement with Noble Energy, Inc. on December 15, 2004. With the successes enjoyed by the Company in 2004, the Common Stock price increased 53% to $37.50 at December 31, 2004.

Mr. Edelman has an employment agreement with the Company that provides for a yearly target bonus equal to his base salary, which was $460,000 at January 1, 2004 and increased to $510,000, effective March 1, 2004. Mr. Edelman’s bonus is based primarily on Company performance. The Committee considers various factors, including growth in production, reserves, net income and cash flow, performance of the Company’s Common Stock and relative total shareholder return in determining Company performance. The Committee also considers other matters, such as the extent to which Company performance was influenced by management and its ability to position the Company for future growth. During 2004, the Committee specifically considered the announcement of a merger with Noble Energy, Inc., combined with excellent operational and financial performance and optimization of production from the Company’s core assets. As a result, the Committee awarded Mr. Edelman a $2.3 million bonus. The Committee also increased his annual salary by 4% to $530,000, effective March 1, 2005. In summary, Mr. Edelman’s 2004 compensation package, exclusive of any stock options or the long-term incentive arrangement, totaled $2.9 million ($501,700 in salary; $2.3 million in bonus; and $98,300 in 401(k) and deferred compensation contributions). In 2004, the Committee approved a long-term incentive plan for Mr. Edelman with a current value of $1.5 million, involving three-year cliff vesting. The incentive is to be earned based on achieving specific objective performance criteria established by the Committee. Bonuses for other officers and key managers are determined primarily based on the Company’s overall performance combined with senior management’s assessment of individual performance and accomplishment of pre-established goals.

Stock options are granted annually to Mr. Edelman and other officers and key employees and are designed to retain and motivate the grantees to continue to improve long-term common stock performance. Options are granted at the closing market price on the date of grant and will only have value if the price of the Company’s Common Stock increases. Generally, options have a term of five years and vest 30% after one year, an additional 30% after two years and are fully vested after three years. An employee must be employed by the Company at the time of vesting in order to exercise the options, unless agreed otherwise by the Compensation Committee. The Compensation Committee awarded Mr. Edelman 220,000 stock options for 2005 at an exercise price of $38.55. This represented a decrease of approximately 15% in the number of options awarded to Mr. Edelman in the prior year. The decrease was largely due to the 53% increase in the Company’s Common Stock price and the desire of the Committee to reduce the number of outstanding stock options as a percentage of outstanding common shares.

After reviewing the competitive market values for total compensation, the Committee generally determines the number of options granted to Mr. Edelman and to other executives and key employees based on a formula under which the number of options granted is equal to a percentage of the individual’s base salary and consideration of the implied value of such options based on various valuation methodologies. This percentage varies with the degree to which an individual’s responsibilities might affect the long-term price of the Company’s Common Stock. The Committee occasionally grants additional stock options when the Committee believes additional incentives are appropriate. During 2004, the Committee awarded no additional incentive based stock options to officers. The Committee does not consider the stock holdings of each executive officer in determining the size of current awards.

The Committee maintains a deferred compensation program for select employees as a means to provide additional incentive for key employees to remain in the employ of the Company. Under the plans, key employees as selected by the Committee are permitted to defer a portion of their compensation for periods determined by them or until their employment by the Company ceases. The Committee also determines annually the matching contribution to be made by the Company and may, in addition, authorize additional Company contributions to be made on behalf of designated individuals. Company matching contributions vest at 33% per year over three years, and any additional Company contributions vest over the period determined by the Committee. The Committee designated 27 key employees in 2004 as eligible to participate. The Committee determined that the Company would match on a one to one basis for Mr. Edelman’s contributions up to a maximum contribution of fifteen percent of his salary. The Committee determined that Company would match on a one to one basis for Messrs. Decker and Kornder’s contributions up to a maximum contribution of twelve and one-half percent of their salaries. The Committee also determined that Company would match on a one to one basis for 11 officers’ contributions up to a maximum contribution of ten percent of their salaries. The Committee also determined that Company would match on a one to one basis for 13 key employees’ contributions up to a maximum contribution of five percent of any participant’s salary.

COMPENSATION COMMITTEE

Robert J. Clark, Chairman
Jeffrey L. Berenson
Alexander P. Lynch

PERFORMANCE GRAPH

Stockholder Return Performance

Set forth below is a graph comparing the cumulative total stockholder return on Patina Common Stock against the total return of the Dow Jones United States Total Market Index and the Dow Jones United States Exploration & Production Index for the five year period ending December 31, 2004. The Exploration & Production Index is composed of thirty-four companies, many of which are significantly larger than the Company, selected by Dow Jones & Company, Inc. to represent non-major oil producers that generally do the majority of their business domestically. The graph assumes that the value of the investment in Patina Common Stock and each index was $100 on December 31, 1999 and that all dividends were reinvested. The closing price of the Patina Common Stock on the last trading day of 2004 was $37.50.

	As of December 31,
	1999	2000	2001	2002	2003	2004

DJ US Total Market Index	$100	$92	$81	$63	$82	$92

DJ US Exploration & Production Index	100	160	147	150	196	279

Patina Oil & Gas Corporation	100	289	331	476	921	1,410

EMPLOYMENT AND CHANGE IN CONTROL AGREEMENTS

In 1997, the Company entered into an employment agreement (the “Agreement”) with Thomas J. Edelman, the Chairman of the Board and Chief Executive Officer of the Company. The Agreement became effective in October 1997 upon the closing of a series of transactions that eliminated SOCO’s ownership of 74% of the Company. In 1998 and 2000, the Agreement was amended to clarify certain of its provisions. The Agreement has a term currently ending on January 1, 2006, which is automatically extended for one year each January 15th, unless Mr. Edelman or the Compensation Committee elects in writing prior to the preceding year-end to terminate it. The Agreement provides Mr. Edelman with a yearly target bonus, to be determined by the Compensation Committee in its sole discretion. Increases in Mr. Edelman’s salary are also at the discretion of the Compensation Committee. In 2004, the Committee approved an increase in Mr. Edelman’s Base Salary to $510,000, effective March 1, 2004. In February 2005, the Committee approved an increase in Mr. Edelman’s Base Salary to $530,000, effective March 1, 2005. The agreement also provides Mr. Edelman with certain protections in the event of a change in control of the Company and with certain other compensation plans, benefits and perquisites commensurate with his position with the Company. In September 2004, in connection with the amendment of the Company’s Change in Control Plan described below, Mr. Edelman’s Agreement was also amended to provide that upon a termination of employment or a resignation in connection with a reduction of title, duties, compensation or benefits occurring within 12 months following a change in control, Mr. Edelman would be entitled to receive payments equal to two and one-half times (i) his existing annual base pay, (ii) the greater of (a) the target bonus or (b) the bonus paid or payable with respect to the prior year, (iii) the contribution the Company would have made to his 401(k) account for the current year, and (iv) 100% of the matching deferral by the Company into his deferred compensation account that would have been made for the current year.

In June 1997, the Company adopted a Change in Control Plan (the “CIC Plan”), covering employees other than the Chairman. The CIC Plan established three levels of severance benefits in the event of a change in control of the Company. Executives of the Company, as defined in the CIC Plan, receive the highest level of compensation with Key Managers, as identified by the Board, and Regular Employees, as defined in the CIC Plan, receiving more limited severance benefits. Upon a change in control, all non-vested securities of the Company held by employees and Directors will automatically vest as will all non-vested rights under or in connection with all the Company’s benefit plans, including the stock option, 401(k), deferred compensation and stock purchase plans. In September 2004, the CIC Plan was amended to provide the following: If an Executive is terminated within one year of a change in control or if an Executive resigns within 30 days after a reduction of title, duties, compensation or benefits (defined as a “Material Change” in the CIC Plan) occurring within one year of a change in control, the Executive will receive an Executive Payment which consists of 200% of Base Compensation (as defined in the CIC Plan), accrued but unpaid bonuses and 150% of the greater of the Executive’s most recent annual bonus or the projected annual bonus for the year in which the change in control occurs. If a Key Manager or a Regular Employee is terminated without cause within one year of a change in control, or resigns within 30 days of a reduction in Base Compensation occurring within one year of a change in control, the Key Manager will receive a Key Manager Payment and the Regular Employee will receive a Regular Employee Payment. A Key Manager Payment consists of 150% of Base Compensation, accrued but unpaid bonuses and the greater of the most recent annual bonus or the projected annual bonus for the year in which the change in control occurs. A Regular Employee Payment consists of one-half of Base Compensation, accrued but unpaid bonuses and the greater of one-half of the most recent annual bonus or one-half of the projected annual bonus for the year in which the change in control occurs.

In December 2004, both the Agreement and the CIC Plan were further amended in connection with the execution by the Company of the agreement and plan of merger with Noble Energy, Inc. to clarify the application of certain provisions thereof with respect to the proposed merger. Because of the fact that 2004 year-end compensation decisions had not been made with respect to the executive officers of the Company (and therefore 2005 salary levels and 2004 bonus amounts had not yet been determined) at the time of the execution of the merger agreement, and because both Noble Energy and the Company desired to have certainty regarding the amounts of any eventual change in control payments that would be made upon consummation of the merger, Noble Energy and the Company agreed to set the change in control payment calculations based on salary levels for 2004 and bonus levels paid in 2004 for fiscal year 2003. The amendments to the CIC Plan and the Employment Agreement gave effect to this agreement regarding change in control payment calculations.

In December 2004, the Company entered into a separation and consulting agreement with Jay W. Decker, the Company’s former President and member of the Board of Directors. Pursuant to this agreement, Mr. Decker resigned as President and director of the Company effective December 22, 2004 and agreed to serve as a consultant to the Company from such date until the later of (1) June 30, 2005 and (2) 90 days after the effective time of the proposed merger with Noble Energy, in consideration of a monthly retainer of $50,000. In addition, pursuant to the agreement, Mr. Decker’s stock options and restricted stock awards will continue to vest in accordance with their existing vesting schedule (subject to acceleration on closing of the proposed merger with Noble Energy) and Mr. Decker will receive a payment of approximately $2.9 million, the amount he would have received under the CIC Plan had he continued as President, if the proposed merger is completed on or before December 31, 2005.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Beneficial Ownership of Securities

The following table provides information as to the beneficial ownership of Common Stock of the Company as of the close of business on March 31, 2005 by each person who, to the knowledge of the Company, beneficially owned 5% or more of the Common Stock, each director of the Company, the five most highly compensated executive officers, including the Chief Executive Officer (“Named Officers”), and by all executive officers and directors as a group. No directors or executive officers beneficially own any equity securities of the Company other than Common Stock. The business address of each individual listed below is: c/o Patina Oil & Gas Corporation, 1625 Broadway, Suite 2000, Denver, Colorado 80202.

	Number of Shares Owned (a)	Percent of Class Outstanding (b)
Thomas J. Edelman (c)	4,716,051	6.3%
David J. Kornder	872,754	1.2
Andrew M. Ashby	90,264	*
Ted D. Brown	16,000	*
Donald R. Shaw	17,012	*
Jay W. Decker (d)	7,502	*
Charles E. Bayless	7,250	*
Jeffrey L. Berenson	38,195	*
Robert J. Clark	232,215	*
Elizabeth K. Lanier	177,593	*
Alexander P. Lynch	118,081	*
Paul M. Rady	219,989	*
Jon R. Whitney	5,250	*

All 21 executive officers and directors as a group	6,756,187	8.9

Kayne Anderson Rudnick Investment Mgmt, LLC (e)	3,709,249	5.0
1800 Avenue of the Stars, Second Floor
Los Angeles, CA 90067

*	Less than 1%
(a)	Includes the number of shares of Common Stock subject to stock options exercisable within 60 days after March 31, 2005 as follows, without taking into account any anticipated acceleration of options that would occur in connection with the Company’s proposed merger with Noble Energy, Inc.: Mr. Edelman, 1,181,180 shares; Mr. Kornder, 403,506 shares; Mr. Ashby, 83,677 shares; Mr. Brown, 0 shares, Mr. Shaw, 0 shares, Mr. Decker, 0 shares; Mr. Bayless, 2,250 shares, Mr. Berenson, 18,748 shares; Mr. Clark, 56,252 shares; Ms. Lanier, 56,252 shares; Mr. Lynch, 56,252 shares; Mr. Rady, 56,252 shares; and Mr. Whitney, 2,250 shares; and all 21 executive officers and directors as a group, 2,032,878 shares.
(b)	Calculated pursuant to Rule 13d-3(d) of the Securities Exchange Act of 1934, as amended. Based on 74,054,609 shares of Common Stock outstanding as of close of business on March 31, 2005.
(c)	The number of shares of Common Stock owned by Mr. Edelman includes 71,876 shares owned by his spouse, to which he disclaims beneficial ownership.
(d)	Mr. Decker resigned as President and Director on December 22, 2004.
(e)	As set forth in Schedule 13G/A dated February 7, 2005, Kayne Anderson Rudnick Investment Management, LLC has sole voting and sole dispositive power over all of these shares.

Securities Authorized for Issuance under Equity Compensation Plans

The information regarding the Company’s equity compensation plans was previously provided in the 2004 Annual Report on Form 10-K filed with the SEC on February 25, 2005 under Part II, Item 5 thereof.

Change in Control

On December 15, 2004, the Company entered into the Agreement and Plan of Merger with Noble Energy, Inc. and Noble Energy Production, Inc. (a wholly-owned subsidiary of Noble Energy) providing for the merger of the Company with and into Noble Energy Production. The proposed merger was approved by the respective boards of directors of each company. The proposed merger is contingent upon the approval by the stockholders of both companies, as well as other customary closing conditions. Upon completion of the merger, Noble Energy’s executive management team will continue as the management of the combined company and two of the current members of the Board of Directors of the Company will join the Noble Energy board of directors. The Company and Noble Energy will hold special meetings of their respective stockholders on May 11, 2005 to consider and approve the merger. Assuming stockholder approval is received, the merger is expected to close within a few days following the date of the stockholder meetings. Upon consummation of the merger, all non-vested securities of the Company held by employees and Directors will automatically vest as will all non-vested rights under or in connection with all the Company’s benefit plans, including the stock option, 401(k), deferred compensation and stock purchase plans.

In connection with the proposed merger, Noble Energy filed with the SEC a Registration Statement on Form S-4, as amended (Registration Number 333-122262) that contains the joint proxy statement/prospectus regarding the transaction. Important information about the Company, Noble Energy and the proposed merger can be found in the definitive joint proxy statement/prospectus, and any other relevant materials filed by the Company and Noble Energy. These materials and any other documents filed by the Company and Noble Energy with the SEC, may be obtained for free at the SEC’s website at www.sec.gov. In addition, the documents filed with the SEC by Noble Energy may be obtained free of charge from Noble Energy’s website at www.nobleenergyinc.com. The documents filed with the SEC by the Company may be obtained free of charge from the Company’s website at www.patinaoil.com.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Certain Relationships and Related Transactions

Mr. Edelman served as Chairman of Bear Paw Energy LLC, a private gas gathering and processing company from January 2000 to March 2001. The former President of Bear Paw Energy LLC, Mr. Robert J. Clark, serves as a Director of Patina Oil & Gas Corporation. Bear Paw Energy LLC and the Company never held interests or participated together in any transactions involving the same oil and gas pipelines or properties. Bear Paw Energy LLC was sold to Northern Borders Partners L.P. in March 2001. A new entity, Bear Cub Investments, LLC was formed in early 2001, of which Mr. Clark is the President and Mr. Edelman is the Chairman. There were no related party transactions in 2004. Any material related party transactions are subject to review and approval by the Company’s Audit Committee.

Indebtedness of Management

None of the Company’s officers or Directors owes any indebtedness to the Company.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Audit Committee annually considers the selection of the Company’s independent auditor. As approved by the shareholders, the Audit Committee engaged Deloitte & Touche LLP to audit the Company’s financial statements covering 2003 and 2004.

Deloitte & Touche’s report on the Company’s financial statements for the year ended December 31, 2004, did not contain any adverse opinion or disclaimer of opinion, and was not qualified or modified as to uncertainty or audit scope. An explanatory paragraph was added to the opinion to reflect the change in method of accounting for asset retirement obligations to conform to Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations.”

During the Company’s two most recent fiscal years, there were no disagreements with Deloitte & Touche on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to the firm’s satisfaction, would have caused them to make reference to the subject matter in connection with their report on the Company’s consolidated financial statements for the years ended December 31, 2003, and December 31, 2004 respectively; and there were no reportable events, as listed in Item 304(a)(1)(v) of Regulation S-K.

The following is a description of the fees paid by the Company to Deloitte & Touche during the years ended December 31, 2003 and 2004.

Audit Fees: Audit fees paid by the Company to Deloitte & Touche in connection with Deloitte & Touche’s reviews of the Company’s interim financial statements included in the Company’s Quarterly Reports on Form 10-Q for the quarters ended March 31, 2004, June 30, 2004 and September 30, 2004 and audit of the Company’s annual financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 totaled approximately $375,000 (including costs relating to compliance with Sarbanes-Oxley Section 404). Audit fees paid by the Company to Deloitte & Touche in connection with Deloitte & Touche’s reviews of the Company’s interim financial statements included in the Company’s Quarterly Reports on Form 10-Q for the quarters ended March 31, 2003, June 30, 2003 and September 30, 2003 and audit of the Company’s annual financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 totaled approximately $152,000.

Audit Related Fees: The Company engaged Deloitte & Touche to audit various benefit plans of the Company and issue consents with respect to various shelf registration statements in effect during the years ended December 31, 2003 and 2004 and the related fees approximated $31,000 and $32,000, respectively.

Tax Fees: Tax fees paid by the Company to Deloitte & Touche for compliance services related to federal and state tax returns and for acquisition related tax consulting during the years ended December 31, 2003 and 2004 totaled approximately $58,600 and $29,200, respectively.

All Other Fees: There were no other fees paid to Deloitte & Touche by the Company during the years ended December 31, 2003 and 2004, respectively.

The Audit Committee has considered and determined that the provision of non-audit services by the Company’s independent auditors is compatible with maintaining auditor independence. The Audit Committee approved all audit and non-audit services and the respective fees associated with the services as provided by Deloitte & Touche during 2003 and 2004. All audit and non-audit services must be approved in advance by the Audit Committee.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)	1. and 2. Financial Statements and Financial Statement Schedules

The items required by this item were included were included as part of the Annual Report on Form 10-K filed by the Company on February 25, 2005. No amendment to such items is being made hereby.

3. Exhibits.

The following documents are filed herewith or incorporated by reference as exhibits to this Amendment No. 1 to Annual Report on Form 10-K:

2.1	Amended and Restated Agreement and Plan of Merger dated as of January 16, 1996 as amended and restated as of March 20, 1996 (Incorporated herein by reference to Exhibit 2.1 to Amendment No. 1 to the Registration Statement on Form S-4 of the Company (Registration No. 333-572))

2.2	Agreement and Plan of Merger among Patina Oil & Gas Corporation, Patina Bravo Corporation, Bravo Natural Resources, Inc., and Certain of the Stockholders of Bravo Natural Resources, Inc. dated November 6, 2002 (Incorporated herein by reference to Exhibit 2.1 to the Company’s Form 8-K filed on December 9, 2002)

2.3	Purchase and Sale Agreement between Cordillera Energy Partners, LLC and Patina Oil & Gas Corporation dated August 25, 2003 (Incorporated herein by reference to Exhibit 2.1 to the Company’s Form 8-K filed on October 2, 2003)

2.4	Agreement and Plan of Merger, dated as of December 15, 2004 by and among Noble Energy, Inc., Noble Energy Production, Inc. and Patina Oil & Gas Corporation (Incorporated herein by reference to Exhibit 2.1 to Form 8-K filed December 21, 2004)

3.1	Certificate of Incorporation (Incorporated herein by reference to the Exhibit 3.1 to the Company’s Registration Statement on Form S-4 (Registration No. 333-572))

3.2	Amended and Restated Bylaws of Patina Oil & Gas Corporation. (Incorporated herein by reference to Exhibit 3(ii) of the Company’s Form 8-K filed on May 25, 2001)

3.3	Certificate of Ownership and Merger of Gerrity Oil & Gas Corporation with and into the Company, effective March 21, 1997 (Incorporated herein by reference to Exhibit 4.3 of the Company’s Form 10-Q for the quarter ended March 31, 1997)

4.1	Rights Agreement, dated as of May 25, 2001 between the Company and Mellon Investor Services LLC, a Rights Agent (Incorporated herein by reference to Exhibit 4.1 of the Company’s Form 8-A/A filed on June 12, 2001 (Registration No. 001-14344))

4.1.1	Amendment to Rights Agreement, dated as of December 15, 2004 between Patina Oil & Gas Corporation and Mellon Investor Services, LLC (Incorporated herein by reference to Exhibit 4.1 to Form 8-K filed on December 20, 2004)

4.2	Certificate of Designations of Series A Junior Participating Preferred Stock (included as Exhibit A to the Rights Agreement listed above as Exhibit 4.1)

4.3	Form of Warrant to Purchase Shares of Common Stock of Patina Oil & Gas Corporation dated March 8, 2004 (Incorporated herein by reference to Exhibit 4.1 to Amendment No. 1 to Form S-3 filed March 17, 2004 (Registration No. 333-110708))

10.1	Third Amended and Restated Credit Agreement dated January 28, 2003 by and among the Company, as Borrower, and Bank One, NA, as Administrative Agent, Wachovia Bank, National Association and Wells Fargo Bank, N.A., as Syndication Agents, Bank of America, N.A. and Credit Lyonnais New York Branch, as Documentation Agents, and certain commercial lending institutions (Incorporated herein by reference to Exhibit 10.1 of the Company’s Form 10-K filed on March 5, 2003)

10.1.1	First Amendment to the Third Amended and Restated Credit Agreement dated May 1, 2003 by and among the Company, as borrower, Bank One, NA, as Administrative Agent, and certain other financial institutions (Incorporated herein by reference to Exhibit 10.1.2 of the Company’s Form 10-Q filed on August 1, 2003)

10.1.2	Second Amendment to the Third Amended and Restated Credit Agreement dated October 1, 2003 by and among the Company, as Borrower, and Bank One, NA, as Administrative Agent, and certain other financial institutions (Incorporated herein by reference to Exhibit 10.1.3 to the Company’s Form 8-K filed on October 2, 2003)

10.2	Agreement and Plan of Reorganization by and among Patina Oil & Gas Corporation, Le Norman Energy Corporation, Patina Oklahoma Corp., and The Le Norman Shareholders dated October 23, 2002 (Incorporated herein by reference to Exhibit 10.1 of the Company’s Form 8-K filed on November 7, 2002)

10.3	Patina Oil & Gas Corporation Profit Sharing and Savings Plan and Trust, effective January 1, 1997 (Incorporated herein by reference to Exhibit 10.3 of the Company’s Form 10-K for the year ended, December 31, 1997)

10.4	Amended and Restated Patina Oil & Gas Corporation Deferred Compensation Plan for Select Employees as adopted May 1, 1996 and amended as of September 30, 1997 and further amended as of August 1, 2001 (Incorporated herein by reference to Exhibit 10.1 of the Company’s Form 10-Q for the quarter ended September 30, 2001)

10.4.1	Amendment to the Amended and Restated Patina Oil & Gas Corporation Deferred Compensation Plan For Select Employees (Incorporated herein by reference to Exhibit 10.3 to Form 8-K filed September 20, 2004)

10.5	Patina Oil & Gas Corporation 1998 Stock Purchase Plan (Incorporated herein by reference to Exhibit 10.3.3 of the Company’s Form 10-K for the year ended December 31, 1997)

10.5.1	Amendment No. 1 to the Patina Oil & Gas Corporation 1998 Stock Purchase Plan (Incorporated herein by reference to Exhibit 10.3 of the Company’s Form 10-Q for the quarter ended June 30, 1999)

10.6	Patina Oil & Gas Corporation 1996 Employee Stock Option Plan (Incorporated herein by reference to Exhibit 10.20 of the Company’s Registration Statement on Form S-4 (Registration No. 333-572))

10.6.1	Amendment No. 1 to the 1996 Employee Stock Option Plan of Patina Oil & Gas Corporation (Incorporated herein by reference to Exhibit 10.2 of the Company’s Form 10-Q for the quarter ended June 30, 1999)

10.6.2	Amendment to Patina Oil & Gas Corporation 1996 Employee Stock Option Plan (Incorporated herein by reference to Exhibit 10.1 to Form 8-K filed September 20, 2004)

10.7	Lease Agreement dated as of December 21, 2000 by and between Brookfield Denver, Inc., as landlord, and the Company, as tenant (Incorporated herein by reference to Exhibit 10.5.1 of the Company’s Form 10-K for the year ended December 31, 2000)

10.7.1	Amendment of Lease Agreement dated November 19, 2001 by and between Brookfield Denver, Inc., as landlord, and the Company, as tenant (Incorporated herein by reference to Exhibit 10.6.1 of the Company’s Form 10-K filed on March 5, 2003)

10.7.2	Second Amendment of Lease Agreement dated January 16, 2003 by and between Brookfield Denver, Inc., as landlord, and the Company, as tenant (Incorporated herein by reference to Exhibit 10.6.2 of the Company’s Form 10-K filed on March 5, 2003)

10.7.3	Third Amendment of Lease Agreement dated November 7, 2003 by and between Brookfield Denver, Inc., as landlord, and the Company, as tenant (Incorporated herein by reference to Exhibit 10.6.3 of the Company’s Form 10-K filed on March 9, 2004)

10.8	Sale and Purchase Agreement by and between Wynn-Crosby 1998, Ltd. And Wynn-Crosby 1999, Ltd. And Patina Oklahoma Corp. dated February 19, 2003 (Incorporated herein by reference to Exhibit 10.1 to Form 8-K filed March 18, 2003)

10.9	Patina Oil & Gas Corporation 2005 Deferred Compensation Plan for Select Employees (Incorporated herein by reference to Exhibit 10.1 to Form 8-K filed December 30, 2004)

10.10	Letter Agreement dated July 19, 2004 between the Company and Ted D. Brown (Incorporated herein by reference to Exhibit 10.1 to Form 10-Q filed October 28, 2004)

10.11	Patina Oil & Gas Corporation Profit Sharing & 401(k) – Scudder Trust Company Prototype Defined Contribution Plan, adopted June 18, 2004 (Incorporated herein by reference to Exhibit 10.1 to Form 10-Q filed July 29, 2004)

10.12	Patina Oil & Gas Corporation Profit Sharing & 401(k) – Scudder Trust Company Prototype Defined Contribution Plan Adoption Agreement, dated June 18, 2004 (Incorporated herein by reference to Exhibit 10.2 to Form 10-Q filed July 29, 2004)

10.13	Separation and Consulting Agreement dated December 22, 2004 between Patina Oil & Gas Corporation and Jay W. Decker (Incorporated herein by reference to Exhibit 10.1 to Form 8-K filed December 22, 2004)

10.14	Patina Oil & Gas Corporation Amended and Restated Change in Control Plan (Incorporated herein by reference to Exhibit 10.5 to Form 8-K filed September 20, 2004)

10.14.1	Amendment to the Amended and Restated Patina Oil & Gas Change in Control Plan (Incorporated herein by reference to Exhibit 10.1 to Form 8-K filed December 21, 2004)

10.15	Patina Oil & Gas Corporation 1996 Stock Plan for Non-Employee Directors (Incorporated herein by reference to Exhibit 10.21 of the Company’s Registration Statement on Form S-4 (Registration No. 333-572))

10.15.1	Amendment to Patina Oil & Gas Corporation 1996 Stock Plan for Non-Employee Directors (Incorporated herein by reference to Exhibit 10.2 to Form 8-K filed September 20, 2004)

10.16	Form of Patina Oil & Gas Corporation Director/Officer Indemnification Agreement (Incorporated herein by reference to Exhibit 10.4 to Form 8-K filed September 20, 2004)

10.17	Patina Oil & Gas Corporation Long Term Incentive Program for Chief Executive Officer (Incorporated herein by reference to Exhibit 10.1 to Form 8-K filed December 16, 2004)

10.18	Employment Agreement dated July 31, 1997 by and between the Company and Thomas J. Edelman (Incorporated herein by reference to Exhibit 10.7 of the Company’s Form 10-Q for the quarter ended September 30, 1997)

10.18.1	Amendment to Employment Agreement, dated as of December 15, 2004 between Patina Oil & Gas Corporation and Thomas J. Edelman (Incorporated herein by reference to Exhibit 10.2 to Form 8-K filed December 21, 2004)

21.1	Subsidiaries of Registrant *

23.1	Consent of independent auditors *

23.2	Consent of independent reservoir engineers *

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

32.1	Certification of the Chief Executive Officer, dated February 25, 2005, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of the Chief Financial Officer, dated February 25, 2005, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	- Included with the 2004 Annual Report on Form 10-K filed with the SEC on February 25, 2005.
**	- Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PATINA OIL & GAS CORPORATION

Date: April 29, 2005	By:	/s/ Thomas J. Edelman
Thomas J. Edelman
Chairman, Chief Executive Officer and President

PATINA OIL & GAS CORPORATION

INDEX TO EXHIBITS

2.1	Amended and Restated Agreement and Plan of Merger dated as of January 16, 1996 as amended and restated as of March 20, 1996 (Incorporated herein by reference to Exhibit 2.1 to Amendment No. 1 to the Registration Statement on Form S-4 of the Company (Registration No. 333-572))

2.2	Agreement and Plan of Merger among Patina Oil & Gas Corporation, Patina Bravo Corporation, Bravo Natural Resources, Inc., and Certain of the Stockholders of Bravo Natural Resources, Inc. dated November 6, 2002 (Incorporated herein by reference to Exhibit 2.1 to the Company’s Form 8-K filed on December 9, 2002)

2.3	Purchase and Sale Agreement between Cordillera Energy Partners, LLC and Patina Oil & Gas Corporation dated August 25, 2003 (Incorporated herein by reference to Exhibit 2.1 to the Company’s Form 8-K filed on October 2, 2003)

2.4	Agreement and Plan of Merger, dated as of December 15, 2004 by and among Noble Energy, Inc., Noble Energy Production, Inc. and Patina Oil & Gas Corporation (Incorporated herein by reference to Exhibit 2.1 to Form 8-K filed December 21, 2004)

3.1	Certificate of Incorporation (Incorporated herein by reference to the Exhibit 3.1 to the Company’s Registration Statement on Form S-4 (Registration No. 333-572))

3.2	Amended and Restated Bylaws of Patina Oil & Gas Corporation. (Incorporated herein by reference to Exhibit 3(ii) of the Company’s Form 8-K filed on May 25, 2001)

3.3	Certificate of Ownership and Merger of Gerrity Oil & Gas Corporation with and into the Company, effective March 21, 1997 (Incorporated herein by reference to Exhibit 4.3 of the Company’s Form 10-Q for the quarter ended March 31, 1997)

4.1	Rights Agreement, dated as of May 25, 2001 between the Company and Mellon Investor Services LLC, a Rights Agent (Incorporated herein by reference to Exhibit 4.1 of the Company’s Form 8-A/A filed on June 12, 2001 (Registration No. 001-14344))

4.1.1	Amendment to Rights Agreement, dated as of December 15, 2004 between Patina Oil & Gas Corporation and Mellon Investor Services, LLC (Incorporated herein by reference to Exhibit 4.1 to Form 8-K filed on December 20, 2004)

4.2	Certificate of Designations of Series A Junior Participating Preferred Stock (included as Exhibit A to the Rights Agreement listed above as Exhibit 4.1)

4.3	Form of Warrant to Purchase Shares of Common Stock of Patina Oil & Gas Corporation dated March 8, 2004 (Incorporated herein by reference to Exhibit 4.1 to Amendment No. 1 to Form S-3 filed March 17, 2004 (Registration No. 333-110708))

10.1	Third Amended and Restated Credit Agreement dated January 28, 2003 by and among the Company, as Borrower, and Bank One, NA, as Administrative Agent, Wachovia Bank, National Association and Wells Fargo Bank, N.A., as Syndication Agents, Bank of America, N.A. and Credit Lyonnais New York Branch, as Documentation Agents, and certain commercial lending institutions (Incorporated herein by reference to Exhibit 10.1 of the Company’s Form 10-K filed on March 5, 2003)

10.1.1	First Amendment to the Third Amended and Restated Credit Agreement dated May 1, 2003 by and among the Company, as borrower, Bank One, NA, as Administrative Agent, and certain other financial institutions (Incorporated herein by reference to Exhibit 10.1.2 of the Company’s Form 10-Q filed on August 1, 2003)

10.1.2	Second Amendment to the Third Amended and Restated Credit Agreement dated October 1, 2003 by and among the Company, as Borrower, and Bank One, NA, as Administrative Agent, and certain other financial institutions (Incorporated herein by reference to Exhibit 10.1.3 to the Company’s Form 8-K filed on October 2, 2003)

10.2	Agreement and Plan of Reorganization by and among Patina Oil & Gas Corporation, Le Norman Energy Corporation, Patina Oklahoma Corp., and The Le Norman Shareholders dated October 23, 2002 (Incorporated herein by reference to Exhibit 10.1 of the Company’s Form 8-K filed on November 7, 2002)

10.3	Patina Oil & Gas Corporation Profit Sharing and Savings Plan and Trust, effective January 1, 1997 (Incorporated herein by reference to Exhibit 10.3 of the Company’s Form 10-K for the year ended, December 31, 1997)

10.4	Amended and Restated Patina Oil & Gas Corporation Deferred Compensation Plan for Select Employees as adopted May 1, 1996 and amended as of September 30, 1997 and further amended as of August 1, 2001 (Incorporated herein by reference to Exhibit 10.1 of the Company’s Form 10-Q for the quarter ended September 30, 2001)

10.4.1	Amendment to the Amended and Restated Patina Oil & Gas Corporation Deferred Compensation Plan For Select Employees (Incorporated herein by reference to Exhibit 10.3 to Form 8-K filed September 20, 2004)

10.5	Patina Oil & Gas Corporation 1998 Stock Purchase Plan (Incorporated herein by reference to Exhibit 10.3.3 of the Company’s Form 10-K for the year ended December 31, 1997)

10.5.1	Amendment No. 1 to the Patina Oil & Gas Corporation 1998 Stock Purchase Plan (Incorporated herein by reference to Exhibit 10.3 of the Company’s Form 10-Q for the quarter ended June 30, 1999)

10.6	Patina Oil & Gas Corporation 1996 Employee Stock Option Plan (Incorporated herein by reference to Exhibit 10.20 of the Company’s Registration Statement on Form S-4 (Registration No. 333-572))

10.6.1	Amendment No. 1 to the 1996 Employee Stock Option Plan of Patina Oil & Gas Corporation (Incorporated herein by reference to Exhibit 10.2 of the Company’s Form 10-Q for the quarter ended June 30, 1999)

10.6.2	Amendment to Patina Oil & Gas Corporation 1996 Employee Stock Option Plan (Incorporated herein by reference to Exhibit 10.1 to Form 8-K filed September 20, 2004)

10.7	Lease Agreement dated as of December 21, 2000 by and between Brookfield Denver, Inc., as landlord, and the Company, as tenant (Incorporated herein by reference to Exhibit 10.5.1 of the Company’s Form 10-K for the year ended December 31, 2000)

10.7.1	Amendment of Lease Agreement dated November 19, 2001 by and between Brookfield Denver, Inc., as landlord, and the Company, as tenant (Incorporated herein by reference to Exhibit 10.6.1 of the Company’s Form 10-K filed on March 5, 2003)

10.7.2	Second Amendment of Lease Agreement dated January 16, 2003 by and between Brookfield Denver, Inc., as landlord, and the Company, as tenant (Incorporated herein by reference to Exhibit 10.6.2 of the Company’s Form 10-K filed on March 5, 2003)

10.7.3	Third Amendment of Lease Agreement dated November 7, 2003 by and between Brookfield Denver, Inc., as landlord, and the Company, as tenant (Incorporated herein by reference to Exhibit 10.6.3 of the Company’s Form 10-K filed on March 9, 2004)

10.8	Sale and Purchase Agreement by and between Wynn-Crosby 1998, Ltd. And Wynn-Crosby 1999, Ltd. And Patina Oklahoma Corp. dated February 19, 2003 (Incorporated herein by reference to Exhibit 10.1 to Form 8-K filed March 18, 2003)

10.9	Patina Oil & Gas Corporation 2005 Deferred Compensation Plan for Select Employees (Incorporated herein by reference to Exhibit 10.1 to Form 8-K filed December 30, 2004)

10.10	Letter Agreement dated July 19, 2004 between the Company and Ted D. Brown (Incorporated herein by reference to Exhibit 10.1 to Form 10-Q filed October 28, 2004)

10.11	Patina Oil & Gas Corporation Profit Sharing & 401(k) – Scudder Trust Company Prototype Defined Contribution Plan, adopted June 18, 2004 (Incorporated herein by reference to Exhibit 10.1 to Form 10-Q filed July 29, 2004)

10.12	Patina Oil & Gas Corporation Profit Sharing & 401(k) – Scudder Trust Company Prototype Defined Contribution Plan Adoption Agreement, dated June 18, 2004 (Incorporated herein by reference to Exhibit 10.2 to Form 10-Q filed July 29, 2004)

10.13	Separation and Consulting Agreement dated December 22, 2004 between Patina Oil & Gas Corporation and Jay W. Decker (Incorporated herein by reference to Exhibit 10.1 to Form 8-K filed December 22, 2004)

10.14	Patina Oil & Gas Corporation Amended and Restated Change in Control Plan (Incorporated herein by reference to Exhibit 10.5 to Form 8-K filed September 20, 2004)

10.14.1	Amendment to the Amended and Restated Patina Oil & Gas Change in Control Plan (Incorporated herein by reference to Exhibit 10.1 to Form 8-K filed December 21, 2004)

10.15	Patina Oil & Gas Corporation 1996 Stock Plan for Non-Employee Directors (Incorporated herein by reference to Exhibit 10.21 of the Company’s Registration Statement on Form S-4 (Registration No. 333-572))

10.15.1	Amendment to Patina Oil & Gas Corporation 1996 Stock Plan for Non-Employee Directors (Incorporated herein by reference to Exhibit 10.2 to Form 8-K filed September 20, 2004)

10.16	Form of Patina Oil & Gas Corporation Director/Officer Indemnification Agreement (Incorporated herein by reference to Exhibit 10.4 to Form 8-K filed September 20, 2004)

10.17	Patina Oil & Gas Corporation Long Term Incentive Program for Chief Executive Officer (Incorporated herein by reference to Exhibit 10.1 to Form 8-K filed December 16, 2004)

10.18	Employment Agreement dated July 31, 1997 by and between the Company and Thomas J. Edelman (Incorporated herein by reference to Exhibit 10.7 of the Company’s Form 10-Q for the quarter ended September 30, 1997)

10.18.1	Amendment to Employment Agreement, dated as of December 15, 2004 between Patina Oil & Gas Corporation and Thomas J. Edelman (Incorporated herein by reference to Exhibit 10.2 to Form 8-K filed December 21, 2004)

21.1	Subsidiaries of Registrant *

23.1	Consent of independent auditors *

23.2	Consent of independent reservoir engineers *

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

32.1	Certification of the Chief Executive Officer, dated February 25, 2005, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of the Chief Financial Officer, dated February 25, 2005, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	- Included with the 2004 Annual Report on Form 10-K filed with the SEC on February 25, 2005.
**	- Filed herewith.